Form 10-Q
period 1997-06-30
JWH GLOBAL TRUST
filed 1997-08-15
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

          Quarterly report pursuant to Section 12(b) or (g) of the
                      Securities Exchange Act of 1934


               For the quarterly period ended June 30, 1997


                     Commission File Number 333-16825


                             JWH GLOBAL TRUST
          (Exact name of registrant as specified in its charter)


                Delaware                     36-4113382
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)


     233 South Wacker Drive, Suite 2300, Chicago, Illinois  60606
    (Address of principal executive offices)              (Zip Code)


 Registrant's telephone number, including area code:   (312) 460-4000


                           Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes      No   X


                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1997, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 6/30/97     To 6/30/97     Ended 12/31/96  Ended 6/30/96   To 6/30/96
                                               --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                                   X                                X

Statement of
Operations                                            X                X                              N/A           N/A

Statement of Changes
in Partners' Capital                                                   X

Statement of
Cash Flows                                                             X                                            N/A

Notes to Financial
Statements                                            X


               JWH GLOBAL TRUST
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Jun 30, 1997     Dec 31, 1996
                                               ---------------   -------------
ASSETS
Cash                                                 $100,113          $1,000
Equity in commodity futures
   trading accounts:
   Account balance                                 21,903,554               0
   Unrealized gain on open
     futures contracts                                551,773               0
                                               ---------------   -------------
                                                   22,555,440           1,000

Interest receivable                                    52,560               0
Prepaid Initial O&O                                   645,648               0
                                               ---------------   -------------
      Total assets                                $23,253,648          $1,000
                                               ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:
   Accrued commissions on open
     futures contracts due to CIS                     $70,808              $0
   Accrued management fee                              43,858               0
   Accrued incentive fee                                6,507               0
   Accrued operating expenses                           5,458               0
   Redemptions payable                                845,153               0
   Selling and Offering Expenses Payable              655,441               0
                                               ---------------   -------------
      Total liabilities                             1,627,225               0

Unitholders' Capital:
   Beneficial owners ( 213,425.82 units outstan    21,376,183             817
  at 6/30/97, 8.17 units outstanding at 12/31/96)
             (see Note 1)
   Managing owner  (2,498.40 units outstanding        250,240             183
    6/30/97 and 1.83 at 12/31/96) (see Note 1)
                                               ---------------   -------------
      Total unitholders' capital                   21,626,423           1,000
                                               ---------------   -------------
      Total liabilities and
        unitholders' capital                      $23,253,648          $1,000
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




               JWH GLOBAL TRUST
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                Jun  2, 1997*    Jun  2, 1997*
                                                   through          through
                                                Jun 30, 1997     Jun 30, 1997
                                               ---------------   -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($458,844)      ($458,844)
   Change in unrealized gain (loss)
     on open positions                                551,773         551,773
Interest income                                        56,200          56,200
Foreign currency transaction gain (loss)                8,004           8,004
                                               ---------------   -------------
      Total revenues                                  157,133         157,133


EXPENSES

   Commissions paid to CIS                             70,808          70,808
   Exchange fees                                          413             413
   Management fees                                     43,858          43,858
   Incentive fees                                       6,507           6,507

   Operating expenses                                  15,251          15,251
                                               ---------------   -------------
      Total expenses                                  136,836         136,836
                                               ---------------   -------------
      Net profit (loss)                               $20,296         $20,296
                                               ===============   =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                    $0.16           $0.16
                                               ===============   =============
                                               (see Note 1)      (see Note 1)
* Commencement of Operations

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



               JWH GLOBAL TRUST
 STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
From June 2 (commencement of operations) through June 30, 1997

                   UNAUDITED

                                                                  Beneficial       Managing
                                                   Units*           Owners           Owner           Total
                                               ---------------   -------------   --------------  -------------
Unitholders' capital at January 1, 1997                  8.17            $817             $183         $1,000

Redemption of Initial Owners                            (8.17)           (817)            (183)       ($1,000)

Additional Units Sold (See Note 1)                 221,863.85      22,201,280          250,000     22,451,280

Net profit (loss)                                                      20,056              240         20,296

Redemptions (see Note 1)                            (8,438.02)       (845,153)                       (845,153)
                                               ---------------   -------------   --------------  -------------
Unitholders' capital at June 30, 1997              213,425.82     $21,376,183         $250,240    $21,626,423
                                               ===============   =============   ==============  =============

Net asset value per unit
   June 2, 1997 (see Note 1)                                           100.00           100.00

Net profit (loss) per unit (see Note 1)                                  0.16             0.16
                                                                 -------------   --------------
Net asset value per unit
  June 30, 1997                                                       $100.16          $100.16

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



               JWH GLOBAL TRUST
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                June 2, 1997*
                                                  through
                                                June 30, 1997
                                               ---------------
Cash flows from operating activities:
   Net profit (loss)                                  $20,296
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                             (551,773)
     Interest receivable                              (52,560)
     Prepaid Organization and Offering Expenses      (645,648)
     Accrued liabilities                              126,632
     Redemptions payable                              845,153
     Selling and Offering Expenses Payable            655,441
                                               ---------------
     Net cash provided by (used in)
       operating activities                           397,540

Cash flows from financing activities:
   Additional Units Sold                           22,451,280
   Unitholder redemptions                            (846,153)
                                               ---------------
   Net cash provided by (used in)
     financing activities                          21,605,127
                                               ---------------
Net increase (decrease) in cash                    22,002,667

Cash at beginning of period                             1,000
                                               ---------------
Cash at end of period                             $22,003,667
                                               ===============

* Commencement of Operations

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)







                          JWH GLOBAL TRUST

                     NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 1997


(1)  GENERAL INFORMATION AND SUMMARY

JWH Global Trust (the "Trust") is a Delaware business trust organized on November 12, 1996 under the Delaware Business Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, options on such futures contracts, and spot and forward contracts on currencies and precious metals ("Commodity Interests") pursuant to the trading instructions of an independent trading advisor. The managing owner of the Trust is CIS Investments, Inc., a Delaware corporation organized in June 1983 (the "Managing Owner"). The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended, and is responsible for administering the business and affairs of the Trust exclusive of trading decisions. The Managing Owner is an affiliate of Cargill Investor Services, Inc., the clearing broker for the Trust (the "Clearing Broker") and CIS Financial Services, Inc., which acts as the Trust's currency dealer ("CISFS"). Trading decisions for the Trust were made by an independent commodity trading advisor, John W. Henry & Company, Inc.

The public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering is $50,000,000. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial beneficial owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By June 30, 1997, a total of 224,362.25 Units (including 2,498.40 Units of managing ownership) representing a total investment of $22,451,280 had been sold in the offering period commencing April 3, 1997.

A Unitholder may cause the Trust to redeem any or all of such Unitholder's Units at Net Asset Value as of the last business day of any calendar month. Written redemption requests must be received by the Managing Owner on or before the 20th of a month (or, if the 20th is not a business day, the next business day) to effect redemption as of such month-end. A Unit which is redeemed at or prior to the end of the eleventh full month after its sale will be assessed a redemption charge of 3% of the Net Asset Value per Unit as of the date of redemption. The Managing Owner may declare additional redemption dates by notice to the Unitholders. Redemption proceeds will generally be paid within ten business days after the month-end of redemption. The Trust's Second Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's redemption and distribution procedures.

The Trust shall terminate on December 31, 2026 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) withdrawal, insolvency, bankruptcy, retirement, resignation, expulsion or dissolution of the Managing Owner of the Trust;
(3) bankruptcy or insolvency of the Trust; (4) decline in the aggregate Net Assets of the Trust to less than $2,500,000; (5) decline in the Net Asset Value per Unit to $50 or less; (6) dissolution of the Trust pursuant hereto; or (7) any other event which shall make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust. The Trust's Second Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's term and dissolution procedures.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Trust conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Trust follows in preparing its financial statements.


Financial Accounting Standards Board ("FASB") Interpretation No.
39 Reporting

Reporting in accordance with FASB Interpretation No. 39 ("FIN
39") is not applicable to the Trust and the provisions of FIN 39 do not have any effect on the Trust's financial statements.


Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter-end.

CIS and CISFS will credit the Trust, as of each month-end, with interest on the Trust's assets deposited with CIS and CISFS at 100% of the 91-day Treasury bill rate for deposits denominated in dollars and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.


Commissions

The Trust pays the Clearing Broker a monthly flat-rate brokerage commission at an annual rate of 6.5% (or approximately 0.54% per month) of the Trust's month-end assets after deduction of the management fee paid to the trading advisor (see section (3) below). Certain large investors are eligible to be charged a brokerage fee of 5%.


Foreign Currency Transactions

Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.


Statements of Cash Flows

For purposes of the statements of cash flows, cash represents cash on deposit with the Clearing Broker and CISFS .


(3) FEES

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH"), the Trust's commodity trading advisor. Pursuant to an agreement between the Trust and JWH, JWH receives 0.33% of the month-end assets under its management after deduction of a portion of the brokerage commissions at a 1.25% annual rate (rather than the 6.5% annual rate). The Trust pays JWH a quarterly incentive fee of 15% of trading profits (after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the 6.5% annual rate) achieved on the assets of the Trust allocated by the Managing Owner to JWH's management. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program, utilized by JWH, considered individually.


(4) INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. The Trust is responsible for the Illinois Personal Property Replacement Tax based on the operating results of the Trust. Such tax amounted to $458 for the period ended June 30, 1997 and is included in operating expenses in the Statement of Operations.


(5) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Trust was formed to speculatively trade Commodity Interests.
 It has commodity transactions and cash on deposit at its Clearing Broker. In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the Trust trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the exchange membership and will act in the event of non-performance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Trust trades on exchanges on which the Clearing House is not backed by the exchange membership, the sole recourse of the Trust for nonperformance will be the Clearing House.

The Trust holds futures and futures options positions on the various exchanges throughout the world. The Trust holds foreign exchange forward contracts with CISFS. CISFS acts as a broker to these transactions and deals only with bank counterparties
having assets in excess of $100,000,000.   As defined by SFAS
105, futures positions are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Trust at the same time, and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the beneficial owners would realize a 100% loss. The Trust has a contract with one CTA who makes all of the trading decisions. The CTA trades one program diversified among all commodity groups and another program diversified among the various futures contracts in the financials and metals group. The CTA trades on U.S. and non-U.S. exchanges. Cash was on deposit with the Clearing Broker and CISFS in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Trust.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Trust as of June 30, 1997:

     COMMODITY GROUP                UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                    67,305

FOREIGN CURRENCIES                          (6,461)

STOCK INDICES                               80,758

ENERGIES                                   (44,730)

METALS                                     167,335

INTEREST RATE INSTRUMENTS                  287,566

TOTAL                                      551,773

The range of maturity dates of these exchange traded open contracts is July of 1997 to June of 1998. The average open trade equity for the period of June 1, 1997 to June 30, 1997 was $551,773.

The margin requirement at June 30, 1997 was $3,509,592. To meet this requirement, the Trust had on deposit with the Clearing
Broker $21,494,011 in segregated funds and $961,316 in secured funds.


(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation

                  Fiscal Quarter ended June 30, 1997

The Trust recorded a gain of $20,296.37 or $.16 per Unit for the second quarter of 1997.

Trading for the Trust commenced on June 2, 1997, therefore there was only one month of trading activity for the Trust during the second quarter and there is no comparative to prior year activity. The Trust experienced gains due to profitable positions in metals, interest rates and stock indices. At June 30, 1997, John W. Henry & Company, Inc. was managing 100% of the Trust's assets.

In June, gold prices fell to a four-year low as the U.S. dollar strengthened and inflation indicators remained favorable. Positions in both gold and silver were profitable. Continued uncertainty surrounding the European currency union benefited bond markets outside the EMU circle of nations. In the currency markets, the Swiss monetary authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. After reaching a 20-year high in May, coffee prices fell steadily in June on news of higher world exports and concerns about the impact of high prices on demand. The Trust recorded a gain of $20,296.37 or $.16 per Unit in June.

On June 24, 1997, Jan R. Waye was elected Senior Vice President of CIS Investments, Inc., the Managing Owner of the Trust.

During the quarter there were 224,362.25 additional Units sold, including 2,498.40 Units sold to the Managing Owner representing a total of $22,451,280. Investors redeemed a total of 8,438.02 Units during the quarter (not including the redemption by the initial beneficial owners of the Trust, representing ownership of $1,000). At the end of the quarter there were 215,924.22 Units outstanding (including 2,498.40 Units owned by the Managing Owner).

During the fiscal quarter ended June 30, 1997, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts.

See Footnote 5 of the Financial Statements for procedures established by the Managing Owner to monitor and minimize market and credit risks for the Trust. In addition to the procedures set out in Footnote 5, the Managing Owner reviews on a daily basis reports of the Trust's performance, including monitoring of the daily Net Asset Value of the Trust. The Managing Owner also reviews the financial situation of the Trust's Clearing Broker on a monthly basis. The Managing Owner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the Managing Owner assurance that the Trust will not suffer trading losses through the Clearing Broker.


                  Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Trust and its affiliates may from time to time be parties to various legal actions arising in the normal course of business. The Managing Owner believes that there are no proceedings threatened or pending against the Trust or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.


Item 2.	Changes in Securities

        None


Item 3.	Defaults Upon Senior Securities

        None


Item 4.	Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           None

        b) Reports on Form 8-K

           None



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                       JWH GLOBAL TRUST

Date: August 14, 1997                  By: CIS Investments, Inc.
                                           its Managing Owner



                                       By: /s/ Donald J. Zyck
                                               Donald J. Zyck
                                               Secretary and Treasurer



                                          (Duly authorized officer of the
                                           Managing Owner and the
                                           Principal Financial Officer of
                                           the Managing Owner)