Form 10-Q
period 1997-09-30
JWH GLOBAL TRUST
filed 1997-11-14
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                              FORM 10-Q


        Quarterly report pursuant to Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934


             For the quarterly period ended September 30, 1997


                     Commission File Number 333-16825


                           JWH GLOBAL TRUST
        (Exact name of registrant as specified in its charter)



                Delaware                     36-4113382
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)


    233 South Wacker Drive, Suite 2300, Chicago, Illinois   60606
    (Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code:  (312)460-4000


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

                           Yes X     No

                                                                 Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1997, and the additional time frames as noted:


                                               Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                Ended 9/30/97     To 9/30/97     Ended 12/31/96  Ended 9/30/96   To 9/30/96
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

Statement of
Cash Flows                                                             X                                            N/A

Notes to Financial
Statements                                            X


               JWH GLOBAL TRUST
       STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                Sep 30, 1997     Dec 31, 1996
                                               ---------------   -------------
ASSETS
Cash                                                       $0          $1,000
Equity in commodity futures
   trading accounts:
   Account balance                                 45,191,462               0
   Unrealized gain on open futures
     and forwards contracts                         1,546,714               0
                                               ---------------   -------------
                                                   46,738,176           1,000

Interest receivable                                   149,351               0
Prepaid Initial O&O                                   616,805               0
                                               ---------------   -------------
      Total assets                                $47,504,331          $1,000
                                               ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                    $568,094              $0
   Accrued management fee                             127,803               0
   Accrued incentive fee                               58,783               0
   Accrued operating expenses                          27,219               0
   Redemptions payable                                      0               0
   Selling and Offering Expenses Payable               43,043               0
                                               ---------------   -------------
      Total liabilities                               824,942               0

Unitholders' Capital:
   Beneficial owners ( 449,120.26 units outstan    46,205,726             817
  at 9/30/97, 8.17 units outstanding at 12/31/96)
             (see Note 1)
   Managing owner  (4,604.04 units outstanding        473,663             183
    9/30/97 and 1.83 at 12/31/96) (see Note 1)
                                               ---------------   -------------
      Total unitholders' capital                   46,679,389           1,000
                                               ---------------   -------------
      Total liabilities and
        unitholders' capital                      $47,504,331          $1,000
                                               ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




               JWH GLOBAL TRUST
           STATEMENTS OF OPERATIONS
                   UNAUDITED

                                                 Jul 1, 1997     Jun  2, 1997*
                                                   through          through
                                                Sep 30, 1997     Sep 30, 1997
                                               ---------------   -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($194,893)      ($653,738)
   Change in unrealized gain (loss)
     on open positions                                994,940       1,546,714
Interest income                                       373,497         429,697
Foreign currency transaction gain (loss)              (45,933)        (37,929)
                                               ---------------   -------------
      Total revenues                                1,127,611       1,284,744


EXPENSES

   Commissions paid to CIS                            497,286         568,094
   Exchange fees                                        4,196           4,609
   Management fees                                    309,168         353,025
   Incentive fees                                      52,276          58,783

   Operating expenses                                  89,706         104,957
                                               ---------------   -------------
      Total expenses                                  952,632       1,089,468
                                               ---------------   -------------
      Net profit (loss)                              $174,979        $195,276
                                               ===============   =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                    $2.72           $2.88
                                               ===============   =============
                                               (see Note 1)      (see Note 1)
* Commencement of Operations

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



               JWH GLOBAL TRUST
 STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
From June 2 (commencement of operations) through September 30, 1997

                   UNAUDITED
Additional Units Sold                                             Beneficial       Managing
(see Note 1)                                       Units*           Owners           Owner           Total
                                               ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1997                  8.17            $817             $183         $1,000
Redemption of Initial Owners                            (8.17)           (817)            (183)       ($1,000)
Additional Units Sold                              457,755.33      46,879,951          470,000     47,349,951
(see Note 1)

Net profit (loss)                                                     191,613            3,663        195,276

Redemptions (see Note 1)                            (8,635.08)       (865,838)                       (865,838)
                                               ---------------   -------------   --------------  -------------
Unitholders' capital at September 30, 1997         449,120.26     $46,205,726         $473,663    $46,679,389
                                               ===============   =============   ==============  =============

Net asset value per unit
   June 2, 1997 (see Note 1)                                              100              100

Net profit (loss) per unit (see Note 1)                                  2.88             2.88
                                                                 -------------   --------------
Net asset value per unit
  September 30, 1997                                                  $102.88          $102.88

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



               JWH GLOBAL TRUST
           STATEMENTS OF CASH FLOWS
                   UNAUDITED

                                                Jun 2, 1997*
                                                  through
                                                Sep 30, 1997
                                               ---------------
Cash flows from operating activities:
   Net profit (loss)                                 $195,276
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                           (1,546,714)
     Interest receivable                             (149,351)
     Prepaid Organization and Offering Expenses      (616,805)
     Accrued liabilities                              781,899
     Redemptions payable                                    0
     Selling and Offering Expenses Payable             43,043
                                               ---------------
     Net cash provided by (used in)
       operating activities                        (1,292,652)

Cash flows from financing activities:
   Additional Units Sold                           47,349,951
   Unitholder redemptions                            (866,838)
                                               ---------------
   Net cash provided by (used in)
     financing activities                          46,483,114
                                               ---------------
Net increase (decrease) in cash                    45,190,462

Cash at beginning of period                             1,000
                                               ---------------
Cash at end of period                             $45,191,462
                                               ===============

* Commencement of Operations

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                           JWH GLOBAL TRUST
                    NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997



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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. The Units are currently
offered pursuant to a Prospectus dated September 26, 1997.   A
Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By September 30, 1997, a total of 457,755.33 Units were sold to Beneficial Owners of the Trust for an investment of $46,879,951 and 4,604.04 Units were sold to the Managing Owner of the Trust for an investment of $470,000, resulting in a total of 462,359.37 Units representing a total investment of $47,349,951 being sold in the offering period commencing April 3, 1997.

The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing
Owner for these costs. The Trust is amortizing these costs over 60 months.

A Unitholder may cause the Trust to redeem any or all of such Unitholder's Units at Net Asset Value as of the last business day of any calendar month. Written redemption requests must be received by the Managing Owner no later than five business days prior to month-end (including the last business day of the month) to effect redemption as of such month-end. A Unit which is redeemed at or prior to the end of the eleventh full month after its sale will be assessed a redemption charge of 3% of the Net Asset Value per Unit as of the date of redemption. The Managing Owner may declare additional redemption dates by notice to the Unitholders. Redemption proceeds will generally be paid within ten business days after the month-end of redemption. The Trust's Third Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's redemption and distribution procedures.

The Trust shall terminate on December 31, 2026 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) withdrawal, insolvency, bankruptcy, retirement, resignation, expulsion or dissolution of the Managing Owner of the Trust; (3) bankruptcy or insolvency of the Trust; (4) decline in the aggregate Net Assets of the Trust to less than $2,500,000; (5) decline in the Net Asset Value per Unit to $50 or less; (6) dissolution of the Trust pursuant to the Third Amended and Restated Declaration and Agreement of Trust; or (7) any other event which shall make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust. The Trust's Third Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's term and dissolution procedures.


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

CIS and CISFS credit the Trust, as of each month-end, with interest on the Trust's assets deposited with CIS and CISFS at 100% of the 91-day Treasury bill rate for deposits denominated in dollars and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.


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


(4) INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. The Trust is responsible for the Illinois Personal Property Replacement Tax based on the operating results of the Trust. Such tax amounted to $4,188 for the period ended September 30, 1997 and is included in operating expenses in the Statement of Operations.


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

The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the Trust trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the exchange membership and will act in the event of non-performance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Trust trades on exchanges on which the Clearing House is not backed by the exchange membership, the sole recourse of the Trust for non-performance will be the Clearing House.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Trust as of September 30, 1997:


     COMMODITY GROUP                UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES		(309,809)

FOREIGN CURRENCIES                      (155,479)

STOCK INDICES                            263,950

ENERGIES                                (402,910)

METALS                                   339,420

INTEREST RATE INSTRUMENTS              1,811,542


TOTAL                                  1,546,714

The range of maturity dates of these exchange traded open contracts is December of 1997 to September of 1998. The average open trade equity for the period of June 1, 1997 to September
30, 1997 was $1,710,145.

The margin requirement at September 30, 1997 was $8,354,053. To meet this requirement, the Trust had on deposit with the Clearing Broker $39,332,537 in segregated funds, $5,529,705 in secured funds and $1,875,934 in non-regulated funds.

(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals.

Results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


(7)  INFORMATION PREVIOUSLY REPORTED ON FORM S-R

During the fiscal quarter ended September 30, 1997, Units of the Trust were offered pursuant to two separate registration statements. Units were offered pursuant to the initial registration statement (No. 333-16825) until September 23,
1997.   On September 24, 1997, a registration statement (No.
333-33937) was declared effective with the SEC to register
$155,000,000 of additional Units.   The information previously
reported on Form S-R will be reported separately below for each registration statement.


REGISTRATION STATEMENT N0.  333-16825 (subsequent report)

Item 701(f):

(1) The use of proceeds information is being disclosed for Registration Statement No. 333-16825, declared effective with the SEC on April 3, 1997.

(2)	The offering commenced on April 3, 1997.

(4)(i)	The offering concluded on September 23, 1997.  On October
        20, 1997 a Post-Effective Amendment was declared effective with the SEC to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units.

   (iv)	For the account of the issuer, the amount sold in the
        offering totaled $46,879,951    and the aggregate offering price
        of the amount sold was $46,879,951.

   (vi)	The net offering proceeds to the issuer, after deducting
        the total expenses previously reported in Item 9 of Form SR, totaled $46,879,951.

   (vii)From the effective date of the registration statement to September 30, 1997, the amount of net offering proceeds to the issuer used for Commodity Futures and Forward Trading (as a direct or indirect payment to others) totaled $46,879,951.



REGISTRATION STATEMENT NO.  333-33937 (initial report)

Item 701(f):

(1)	The use of proceeds information is being disclosed for
        Registration Statement No. 333-33937, declared effective with the SEC on September 24, 1997.

(2)	The offering commenced on September 26, 1997.

(3)	The offering has not terminated before any securities were
        sold.

(4)(i)	The offering has not terminated.

   (ii)	The name of the managing underwriter is Cargill Investor
        Services, Inc.

   (iii)The title of the security registered is Units of Beneficial Interest.

   (iv)	For the account of the issuer, the amount of Units of
        Beneficial Interest registered is $155,000,000; the aggregate price of the offering amount registered is $155,000,000; the amount sold in the offering as of September 30, 1997 is $0; and the aggregate offering price of the amount sold as of September
        30, 1997 is $0.   This information is not applicable for the
        account(s) of any selling security  holder(s).

   (v)	From the effective date of the registration statement to
        September 30, 1997, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered is $0.

   (vi)	The net offering proceeds to the issuer, after deducting
        the total expenses reported in (v) above, totaled $0.

   (vii)From the effective date of the registration statement to September 30, 1997, the amount of net offering proceeds to the issuer used for Commodity Futures and Forward Trading (as a direct or indirect payment to others) totaled $0.

   (viii)The use of proceeds as described above does not represent a material change in the use of proceeds described in the prospectus.



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


             Fiscal Quarter ended September 30, 1997

The Trust recorded a gain of $174,979 or $2.72 per Unit for the third quarter of 1997. Trading for the Trust commenced on June 2, 1997, therefore there were only four months of trading activity for the Trust during the fiscal year of 1997 and there is no comparative to prior year activity. For the four month period ended September 30, 1997, the Trust posted a gain of $195,276 or $2.88 per Unit.

The Trust experienced gains during the first month of the quarter as a result of strong profits in global interest rate positions, metals and some currencies. During the second month of the quarter, the Trust suffered losses in U.S and European interest rates, currencies, crude oil and metals, while the third month of the quarter experienced losses in foreign exchange, agricultural markets, currencies and metals. At September 30, 1997, John W. Henry & Company, Inc. was managing 100% of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio.

In July, positions in U.S. Treasuries resulted in strong gains as did positions in Japanese Government bonds. In the currency markets, investors traded German marks and Swiss francs for U.S. dollars, pushing the dollar to new highs against both currencies. Except for sugar, positions in all other agricultural commodities traded resulted in losses. Silver and gold prices fell reflecting the sale by the Australian central bank of 60% of its gold reserves; the positions held by the Trust in both metals were profitable. The Trust recorded a gain of $1,436,591.42 or $6.65 per Unit in July.

In August, crude oil prices were pressured downward and traded erratically in part due to the recent return of Iraqi oil to world markets. Trading volatility also accounted for losses in the global interest rate sector and metals. Price reversals in the U.S. 30-year bond and U.S. and Australian 10-year notes resulted in losses for the Trust. While losses occurred in the Deutsche mark and Swiss franc, gains were made in the Japanese yen and the Nikkei stock index. Positions in coffee, cotton and corn also resulted in gains for the Trust. However, these gains did not offset the losses incurred and the Trust recorded a loss of $702,857.20 or $2.41 per Unit in August.

In September, performance was negatively impacted by positions in agricultural markets, currencies, metals and foreign exchange. Positions in global interest rate markets and the Japanese Nikkei were slightly profitable. Except for the Australian dollar, positions in all other currencies traded resulted in losses. Small gains in cotton failed to offset losses in coffee, sugar and other agricultural markets. Positions in silver and copper resulted in gains, offsetting losses in gold. The Trust recorded a loss of $558,754.99 or $1.50 per Unit in September.

During the quarter there were 235,891.50 additional Units sold to the Beneficial Owners for an investment of $24,678,671 and 2,105.63 Units sold to the Managing Owner for an investment of $220,000, representing a total of 237,997.13 additional Units sold for a total investment of $24,898,671. Investors redeemed a total of 197.05 Units during the quarter. At the end of the quarter there were 449,120.26 Units outstanding owned by the Beneficial Owners and 4,604.04 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended September 30, 1997, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

Effective September 12, 1997, Donald J. Zyck resigned as
Secretary and Treasurer of CIS Investments, Inc., the Managing
Owner of the Trust.  Effective September 13, 1997, Rebecca S.
Steindel was elected Secretary and Richard A. Driver was elected
Treasurer of CIS Investments, Inc.


                 Fiscal Quarter ended June 30, 1997

The Trust recorded a gain of $20,296.37 or $0.16 per Unit for the second quarter of 1997.

Trading for the Trust commenced on June 2, 1997, therefore there was only one month of trading activity for the Trust during the second quarter and there is no comparative to prior year activity. The Trust experienced gains due to profitable positions in metals, interest rates and stock indices. At June 30, 1997, John W. Henry & Company, Inc. was managing 100% of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio.

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

During the fiscal quarter ended June 30, 1997, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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


                                        JWH GLOBAL TRUST


Date: November 13, 1997                 By: CIS Investments, Inc.,
                                            its Managing Owner

                                        By: /s/ Richard A. Driver
                                                Richard A. Driver
                                                Treasurer


                                               (Duly authorized officer of
                                                the Managing Owner and the
                                                Principal Financial Officer
                                                of the Managing Owner)