Form 10-K
period 1997-12-31
JWH GLOBAL TRUST
filed 1998-03-30
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal year ended     Commission File No.  333-16825
           December 31, 1997


                           JWH GLOBAL TRUST
        (Exact name of registrant as specified in its charter)

            Delaware                              36-4113382
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)              Identification #)


      233 South Wacker Drive, Suite 2300, Chicago, IL  60606
       (Address of principal executive offices)      (Zip Code)


    Registrant's telephone number, including area code (312) 460-4000


   Securities registered pursuant to Section 12 (b) of the Act:  None


     Securities registered pursuant to Section 12 (g) of the Act:
                   Units of Beneficial Ownership


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days:    Yes    X       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K:   [X]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
28, 1998:	$71,222,852




                Index to exhibits on page 19


             Documents Incorporated by Reference


Incorporated by Reference in Part IV, Item 14 is Amendment No. 2
to Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3, 1997.

Incorporated by Reference in Part IV, Item 14 is Registration
Statement No. 333-33937 of the Trust on Form S-1 under the
Securities Act of 1933, declared effective on September 24, 1997.



                          Part I

Item 1.  Business

JWH Global Trust (the "Trust") is a Delaware business trust organized on November 12, 1996 under the Delaware Business Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals ("Commodity Interests") pursuant to the trading instructions of an independent trading advisor. The managing owner of the Trust is CIS Investments, Inc., a Delaware corporation organized in June 1983 ("CISI" or the "Managing Owner"). The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended, and is responsible for administering the business and affairs of the Trust exclusive of trading decisions. The Managing Owner is an affiliate of Cargill Investor Services, Inc., the clearing broker for the Trust ("CIS" or the "Clearing Broker") and CIS Financial Services, Inc., which acts as the Trust's currency dealer ("CISFS"). Trading decisions for the Trust are made by an independent commodity trading advisor, John W. Henry & Company, Inc.

CIS is a "Futures Commission Merchant", the Managing Owner is a "Commodity Pool Operator" and the trading advisor to the Trust is a "Commodity Trading Advisor", as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). CIS is also registered as a broker-dealer with the National Association of Securities Dealers, Inc. ("NASD") and the Securities and Exchange Commission (the "SEC").

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. The Units are currently offered pursuant to a Prospectus dated September 26,
1997.   A Post-Effective Amendment was declared effective with
the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end's Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

Under the terms of the Third Amended and Restated Declaration and Agreement of Trust, the Managing Owner may not select Trust transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Trust's trading with respect thereto. The Managing Owner has chosen and caused the Trust to enter into a Trading Advisory Agreement (the " Advisory Agreement") with John W. Henry and Company, Inc. ("JWH" or the "Advisor"), the Trust's sole commodity trading advisor. Commencing on June 2, 1997, after the conclusion of the offering period with respect to the Trust's Units, JWH began to provide commodity trading instructions to CIS on behalf of the Trust.

The Managing Owner is responsible for the preparation of monthly and annual reports to the Beneficial Owners; filing reports required by the CFTC, the NFA, the SEC and any other Federal or State agencies having jurisdiction over the Trust's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisor under the Advisory Agreement.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust's clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust's trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust is amortizing these costs over the Trust's first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement of 0.5% of the Trust's net assets per year. The Prospectus includes a complete discussion of the Trust's fees and expenses.

The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust's commodity transactions with respect to that portion of the Trust's assets allocated to it. As of December 31, 1997, JWH was managing 100% of the Trust's assets. The Advisory Agreement with JWH commenced on April 3, 1997 and will continue in effect until the close of business on the last day of the 12th full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Third Amended and Restated Declaration and Agreement of Trust. The Advisory Agreement may be terminated by the Trust at any time, upon 60 days' prior written notice to the Advisor. In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the Net Asset Value of Trust funds allocated to the Advisor's management decreases as of the close of trading on any business day by more than 30% from the sum of the Net Asset Value of the Trust's funds allocated to the Advisor on the date that Trust commenced trading plus the Net Asset Value of any funds which may be allocated to the Advisor thereafter (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement attached hereto as Exhibit 10.1), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor's registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust's trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

The Advisor has the right to terminate the Advisory Agreement at any time, upon written notice to the Trust in the event (i) of the receipt by the Advisor of an opinion of independent counsel that solely by reason of the Advisor's activities with respect to the Trust, the Advisor is required to register as an investment adviser under the Investment Advisers Act of 1940;
(ii) that the registration of the Managing Owner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iii) that the Managing Owner elects (pursuant to Section 1 of the Advisory Agreement) to have the Advisor use a different trading program in the Advisor's management of the Trust's assets from that which the Advisor is then using to manage such assets and the Advisor objects to using such different trading program; (iv) that the Managing Owner overrides a trading instruction of the Advisor pursuant to
Section 1 of the Advisory Agreement for reasons unrelated to a determination by the Managing Owner that the Advisor has violated the Trust's trading policies or limitations; (v) that the Managing Owner imposes additional trading limitation(s) pursuant to Section 1 of the Advisory Agreement which the Advisor does not agree to follow in the Advisor's management of its allocable share of Trust's assets; (vi) there is an unauthorized assignment of the Advisory Agreement by the Managing Owner of the Trust; or (vii) other good cause is shown to which the written consent of the Managing Owner is obtained. The Advisor may also terminate the Advisory Agreement on 60 days written notice to the Managing Owner during any renewal term.

The Advisor will continue to advise other futures trading accounts. The Advisor and its officers, directors and employees also will be free to trade commodity interests for their own accounts provided such trading is consistent with the Advisor's obligations and responsibilities to the Trust. To the extent that the Advisor recommends similar or identical trades to the Trust and other accounts which they manage, the Trust may compete with those accounts for the execution of the same or similar trades.

Pursuant to the Advisory Agreement between the Trust and JWH, the Trust receives 0.33% of the month-end assets under its management after deduction of a portion of the brokerage commissions at a 1.25% annual rate (rather than the full brokerage commission at a 6.5% annual rate). The Trust pays JWH a quarterly incentive fee of 15% of trading profits (after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the 6.5% annual rate) achieved on the assets of the Trust allocated by the Managing Owner to JWH's management. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program, utilized by JWH, considered individually. See pages 6-8 of Exhibit 10.1 incorporated by reference herein for a description of NAV and trading profits.

The Trust's net assets are deposited in the Trust's accounts with CIS and CISFS, the Trust's clearing broker and currency dealer, respectively. The Trust earns interest on 100 percent of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust are performed by the Managing Owner. The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

The Trust's business constitutes only one segment for financial reporting purposes; it is a Delaware business trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust's business, as of December 31, 1997, is set forth under Items 6 and 7 herein.


Competition

The Advisor and its principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory Agreement and to use the same information and trading strategy which the Advisor obtains, produces or utilizes in the performance of services for the Trust. To the extent that the Advisor recommends similar or identical trades to the Trust and other accounts which it manages, the Trust may compete with those accounts for the execution of the same or similar trades.

Other trading advisors who are not affiliated with the Trust may utilize trading methods which are similar in some respects to those methods used by the Trust's Advisor. These other trading advisors could also be competing with the Trust for the same or similar trades as requested by the Trust's Advisor.


Item 2.	Properties

The Trust does not utilize any physical properties in the conduct of its business. The Managing Owner use the offices of CIS, at no additional charge to the Trust, to perform their administration functions, and the Trust uses the offices of CIS, again at no additional charge to the Trust, as its principal administrative offices.


Item 3.	Legal Proceedings

None.


Item 4.	Submission of Matters to a Vote of Security Holders

None.


                             Part II


Item 5.	Market for the Registrant's Units and Related Security
        Holder Matters


        (a) There is no established public market for the Units and none is expected to develop.

        (b)     As of December 31, 1997, there were 580,678.76 Units held
                by the Beneficial Owners for an investment of $63,702,878. The Managing Owner held an investment of $648,646 (which is the equivalent of 5,912.68 Units). A total of 9,235.43 Units had been redeemed by Beneficial Owners during the period from June 30, 1997 (the first possible redemption date) to December 31,
                1997.   The Trust's Third Amended and Restated Declaration and
                Agreement of Trust (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

         (c) To date no distributions have been made to owners of beneficial interest in the Trust.

                The Third Amended and Restated Declaration and
                Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion in determining what distributions, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and do not currently intend to declare such distributions.



         (d)    Information Previously Reported on Form S-R

During the fiscal year ended December 31, 1997, Units of the Trust were offered pursuant to two separate registration statements. Units were offered pursuant to the initial registration statement (No. 333-16825) until September 23,
1997.   On September 24, 1997, a registration statement (No.
333-33937) was declared effective with the SEC to register $155,000,000 of additional Units.


Registration Statement No.  333-16825 (subsequent report)
Item 701(f):

(1)	The use of proceeds information is being disclosed for
        Registration Statement No. 333-16825, declared effective with the SEC on April 3, 1997.


Registration Statement No.  333-33937 (subsequent report)
Item 701(f):

(1)	The use of proceeds information is being disclosed for
        Registration Statement No. 333-33937, declared effective with the SEC on September 24, 1997.

(4)(iv)	For the account of the issuer, the amount of Units of
        Beneficial Interest sold in the offering as of December 31, 1997 is $14,140,185; and the aggregate offering price of the amount sold as of December 31, 1997 is $14,140,185.

   (vi) The net offering proceeds to the issuer totaled $14,140,185.

  (vii) From the effective date of the registration statement to December 31, 1997, the amount of net offering proceeds to the issuer used for Commodity Futures and Forward Trading (as a direct or indirect payment to others) totaled $14,140,185.


Item 6.	Selected Financial Data

        (1997 was the Trust's first year of trading, so no data is available prior to 1997)

                                Year ended December 31,
                                          1997

1. Operating Revenues(000)           $  6,988
2. Income (Loss) From
     Continuing Operations(000)         3,651
3. Income (Loss) Per Unit                9.70
4. Total Assets(000)                   65,693
5. Long Term Obligations                    0
6. Cash Dividend Per Unit                   0



Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

The Trust's net assets are held in brokerage accounts with CIS and CISFS. The Trust earns interest on 100 percent of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 1997 CIS and CISFS had paid or accrued to pay interest of $1,042,648 to the Trust.

For the fiscal year ended December 31, 1997, investors redeemed a total of 9,235.43 Units for $929,860.

During 1997, Beneficial Owners purchased 589,914.19 Units for
$61,020,136. The Managing Owner made a contribution of $610,000 in 1997, therefore, total contribution during 1997 equal
$61,630,136.

On December 31, 1997, the Trust had unrealized profits of $4,481,153 and cash on deposit of $56,278,134. These positions required margin deposits of $9,299,511. The total balance of the Trust's accounts at CIS and CISFS was $60,759,287.

During the fiscal year ended December 31, 1997, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Trust trades futures contracts on recognized global futures exchanges through CIS. It also trades over the counter foreign exchange forwards contracts through CISFS. At December 31, 1997, the Trust had assets of $6,599,325 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Trust's foreign exchange transactions are transacted in US. dollars.

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


Year 2000 Issue

The Trust does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Trust relies on the Managing Owner to provide the Trust with certain calculations and reports, so if the Year 2000 issue is material to the Managing Owner, then it may impact the Trust. However, the Year 2000 issue is not material for the Managing Owner since the administration software is currently being replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


Results of Operations

The Trust posted positive returns for 1997, which was the Trust's first year of trading.

In 1997 the global futures markets showed a great deal of volatility and the Advisors were well positioned to profit from these moves. The Trust produced a net gain of 9.70% for the calendar year. The year 1997 was marked by declining gold prices and interest rates around the globe and a rising US. dollar relative to the German mark and Japanese yen. The strength of these market moves proved beneficial to the Trust. The price of gold declined to the lowest level in over a decade reflecting its declining value as an alternative monetary asset as central banks increased their willingness to sell or lease the precious metal. Solid gains were generated in the global interest rate markets, particularly in the Japanese Government bond where yields plummeted to historic lows as the nation sank relentlessly into a recession. Strong gains were also recorded in Australian 10-year bonds and 3-year notes and in German and Italian bonds. Gains were realized in positions in the German mark, which weakened in world markets as hopes for European monetary union rose. The US dollar dominated the world currencies reflecting sound economic fundamentals in the US.
The Trust benefited from the upward price movement in natural gas during the summer and fall. However, energy markets were disappointing as ample world inventories and mild weather kept supply and demand in balance. In addition, losses were incurred in agricultural markets, despite strong performance by coffee futures earlier in the year. The Trust ended the year with a profit of $3,651,248.

Since this is the first year of the Trust's trading, no comparison can be made to earlier year's results.


Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Trust's operations or assets.


Item 7(A).	Quantitative and Qualitative Disclosures
                About Market Risk

Not Applicable.


Item 8.         Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.


Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

None.



                                Part III


Item 10.	Directors and Executive Officers of the Registrant


The Trust is managed by its Managing Owner, CIS Investments,
Inc. The officers and directors of the Managing Owner as of December 31, 1997 were as follows:


CIS Investments, Inc.

Hal T. Hansen (born in November 1936), President and Director. Mr. Hansen has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and is Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958 and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974 and has been President and Director of CISI since June 1983.

L. Carlton Anderson (born in August 1937), Vice President and Director. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started working at Cargill, Incorporated in 1959 in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary, from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, is currently Vice President of Cargill Investor Services, Inc., and has been Vice President and Director of CISI since June 1983. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

Richard A. Driver (born in September 1947), Vice President, Treasurer and Director. Mr. Driver has served as Vice President and Director of CISI since June 1993 and was elected Treasurer of CISI in August 1997. Mr. Driver graduated from the University of North Carolina in 1969 and received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations. Mr. Driver currently serves as Vice President, Controller, Treasurer and Director of Cargill Investor Services, Inc.

Jan R. Waye (born in June 1948), Senior Vice President. Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. He was appointed Senior Vice President of CISI in June 1997. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also served on the Board of the London Commodity Exchange up to its merger with LIFFE. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970.

Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected as a Vice President in July 1991. He is a member of the FIA Operations Division and has served as Chairman of the FIA Finance Committee.

Barbara A. Pfendler (born in May 1953), Vice President. Ms. Pfendler graduated from the University of Colorado in 1975. She has held various merchandising and management positions within Cargill's Oilseed Processing Division before transferring to CIS in 1986 as the Sales Manager for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of Cargill Investor Services, Inc. in June 1996. Ms. Pfendler is currently the manager in charge of all activities of the Fund Services Group at Cargill Investor Services, Inc.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. Ms. Steindel was elected Secretary of CISI in September 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

Bruce H. Barnett (born in June 1947), Assistant Secretary. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started working at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions at Unilever, a European based multinational corporation.

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department and became Assistant Secretary of CISI in June 1996.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993 and was responsible for the oversight of federal audits and international compliance. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. She became Assistant Secretary of CISI in June 1996.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.


Item 11.	Executive Compensation

The Trust has no officers or directors. The Managing Owner administers the business and affairs of the Trust (exclusive of Trust trading decisions which are made by an independent commodity trading advisor). The officers and directors of the Managing Owner receive no compensation from the Trust for acting in their respective capacities with the Managing Owner.

All operating and administrative expenses attributable to the Trust are paid by the Managing Owner except for brokerage commissions, advisory fees, legal, accounting, auditing, printing, recording and filing fees, postage charges and Trustee fees which are paid directly by the Trust.

CIS and CISFS, affiliates of the Managing Owner, are the Trust's clearing broker and currency dealer, respectively. During the year ended December 31, 1997, the Trust accrued and paid
$1,441,635 in brokerage commissions to CIS.


Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

                (a) As of December 31, 1997, no person was known to the Trust to own beneficially more than 5% of the outstanding Units.

                (b) As of December 31, 1997, the Managing Owner beneficially held an ownership of $648,646 (which is the equivalent of 5,912.68 Units) or approximately 1.01% of the ownership of the Trust as of that date. At December 31, 1997, Rebecca S. Steindel, Secretary of the Managing Owner, beneficially owned 49.94 Units in joint tenancy, or approximately .0085% of the Units outstanding as of that date.

                (c) As of December 31, 1997, no arrangements were known to the registrant, including any pledges by any person of Units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.



Item 13.	Certain Relationships and Related Transactions.

                (a) None other than the compensation arrangements described herein.

                (b)     None.

                (c)     None.

                (d)     Not Applicable.



                                Part IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports
                on Form 8-K

                (a)     The following documents are included herein:

                    (1) Financial Statements:

                        a.      Report of Independent Public Accountants.

                        b. Statements of Financial Condition as of December 31, 1997 and 1996.

                        c.      Statements of Operations,
                                Statements of Unitholders' Capital and
                                Statements of Cash Flows for the year ended
                                December 31, 1997.

                        d.      Notes to Financial Statements.


                    (2) All financial statement schedules have been omitted
                        either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.


                    (3) Exhibits:

                        See the Index to Exhibits annexed hereto.


                (b)     Reports on Form 8-K:

                        None.




                        SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 1998             JWH GLOBAL TRUST


                                  By: CIS Investments, Inc.
                                      (Managing Owner)



                                  By: /s/ Hal T. Hansen
                                          Hal T. Hansen
                                          President


                                  By: /s/ Richard A. Driver
                                          Richard A. Driver
                                          Vice President and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 26, 1998


                                    /s/ Hal T. Hansen
                                        Hal T. Hansen
                                        Director and President


                                    /s/ L. Carlton Anderson
                                        L. Carlton Anderson
                                        Director and Vice President


                                    /s/ Richard A. Driver
                                        Richard A. Driver
                                        Vice President and Treasurer



                        Index to Exhibits


Number           Exhibit



3.1 Third Amended and Restated Declaration and Agreement of Trust (Incorporated by reference to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on September 24, 1997).


10.1 Trading Advisory Agreement dated as of April 3, 1997 between JWH Global Trust, CIS Investments, Inc.
                and John W. Henry & Company, Inc. (Incorporated by Reference to Amendment No. 2 to Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3,
                1997).



                       Index to Financial Statements

                            JWH GLOBAL TRUST



Report of Independent Public Accountants       Page 21

Statements of Financial Condition as of
December 31, 1997 and 1996                     Page 22

Statements of Operations, for the year ended
December 31, 1997                              Page 23

Statements of Changes in Unitholders' Capital,
for the year ended December 31, 1997           Page 24

Statements of Cash Flows, for the year ended
December 31, 1997                              Page 25

Notes to Financial Statements                  Page 26

Acknowledgment                                 Page 30




                     Independent Auditors' Report


The Unitholders
JWH Global Trust:


We have audited the accompanying statements of financial condition of JWH Global Trust as of December 31, 1997 and 1996, and the related statements of operations, unitholders' capital, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Global Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        January 30, 1998
                                        KPMG Peat Marwick LLP


JWH GLOBAL TRUST

Statements of Financial Condition

December 31, 1997 and 1996


Assets                                                                     1997              1996
                                                                        -------           -------
Assets:
         Receivable for units sold                                   $4,109,623             1,000
         Equity in commodity futures trading accounts:
                  Cash on deposit with Clearing Broker               56,278,134                 0
                  Unrealized gain on open futures contracts           4,481,153                 0
                                                                   ------------      ------------
                                                                     64,868,910             1,000

Interest receivable                                                     240,745                 0
Prepaid initial organization and offering costs                         583,762                 0
                                                                   ------------      ------------
Total assets                                                        $65,693,417             1,000
                                                                  ==============    ==============
Liabilities and Partners Capital

Liabilities:
         Accrued commissions on open futures contracts                  330,854                 0
                  due to CIS
         Accrued management fees                                        205,109                 0
         Accrued incentive fees                                         656,583                 0
         Accrued operating expenses                                      93,023                 0
         Accrued organization and offering expenses                      25,129                 0
         Redemptions payable                                             31,195                 0
                                                                   ------------      ------------
Total liabilities                                                     1,341,893                 0

Unitholders capital:
         Beneficial owners (580,678.76 and 8.17 units outstanding at
                  December 31, 1997 and 1996, respectively) (note    63,702,878               817
         Managing owner (5,912.68 and 1.83 units outstanding at
                  December 31, 1997 and 1996, respectively) (note       648,646               183
                                                                   ------------      ------------
Total unitholders capital                                            64,351,524             1,000
                                                                   ------------      ------------
Total liabilities and unitholders capital                           $65,693,417             1,000
                                                                  ==============    ==============

See accompanying notes to financial statements.



JWH GLOBAL TRUST

Statements of Operations

Year ended December 31, 1997

Revenues:
         Gain on trading of commodity futures and forwards contracts, physical commodities, and related options:
                           Realized gain on closed positions         $1,761,637
                           Increase in unrealized gain on open pos    4,481,153
         Interest income                                              1,042,648
         Foreign currency transaction loss                             (297,458)
                                                                   ------------
Total revenues                                                        6,987,980

Expenses:
         Commission paid to CIS                                       1,441,635
         Exchange, clearing, and NFA fees                                12,426
         Management fees                                                896,312
         Incentive fees                                                 715,477
         Amortization of prepaid initial organization and offering       66,238
         Ongoing organization and offering expenses                     110,352
         Operating expenses                                              94,292
                                                                   ------------
Total expenses                                                        3,336,732
                                                                   ------------
Net profit                                                           $3,651,248
                                                                  ==============

Profit per unit of beneficial ownership interest (note 1)                 $9.70
Profit per unit of managing ownership interest (note 1)                   $9.70


See accompanying notes to financial statements.


JWH GLOBAL TRUST

Statements of Unitholders Capital

Year ended December 31, 1997



                                                                     Beneficial          Managing
                                                       Units*            owners             owner             Total
                                                 ------------      ------------      ------------      ------------
Balance at December 31, 1996                             8.17              $817               183             1,000

Redemption of initial ownership interests               -8.17              -817              -183            (1,000)

Net income                                                  0         3,612,602            38,646         3,651,248
Partners contributions                             589,914.19        61,020,136           610,000        61,630,136
Partner's redemptions                               (9,235.43)         (929,860)              0            (929,860)
                                                 ------------      ------------      ------------      ------------
Balance at December 31, 1997                       580,678.76       $63,702,878           648,646        64,351,524
                                               ==============     ==============    ==============    ==============
Net asset value per unit at December 31, 1997 (note 1)                  $109.70            109.70
Net asset value per unit at December 31, 1996 (note 1)                  $100.00            100.00

*Units of beneficial ownership.


See accompanying notes to financial statements.


JWH GLOBAL TRUST

Statement of Cash Flows

Year ended December 31, 1997

Cash flows from operating activities:
         Net profit                                                                    $3,651,248
         Adjustments to reconcile net profit to
                  net cash used in operating activities:
                           Change in assets and liabilities:
                                    Increase in unrealized gain on open futures cont   (4,481,153)
                                    Increase in interest receivable                      (240,745)
                                    Increase in prepaid initial organization and off     (583,762)
                                    Increase in accrued liabilities                     1,310,698
                                                                                     ------------
Net cash used in operating activities                                                    (343,714)

Cash flows from financing activities:
         Net proceeds from sale of units                                               57,521,513
         Unit redemptions                                                                (899,665)
                                                                                     ------------
Net cash provided by financing activities                                              56,621,848
                                                                                     ------------
Net increase in cash                                                                   56,278,134

Cash at beginning of year                                                                       0
                                                                                     ------------
Cash at end of year                                                                   $56,278,134
                                                                                    ==============

See accompanying notes to financial statements.



(1)    General Information and Summary

JWH Global Trust (the Trust), a Delaware business trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The forwards broker is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997. The initial amount offered for investment was $50,000,000. Trading began on June 2, 1997 with initial capitalization of $13,027,103. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By December 31, 1997, a total of 580,678.76 units representing an investment for $60,090,276 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 5,912.68 units, representing a total investment of $610,000. See the JWH Global Trust prospectus for further details of the offering.

The Trust will be terminated on December 31, 2026, if none of the following occur prior to that date: (1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) disassociation of the Managing Owner with the Trust; (3) bankruptcy of the Trust; (4), a decrease in the net asset value to less than $2,500,000; (5) a decline in the net asset value per unit to $50 or less; (6) dissolution of the Trust; or (7) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.


(2)    Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust conform to generally accepted accounting principles and to general practices in the commodities industry. The following is a description of the more significant of those policies which the Trust follows in preparing its financial statements.


Revenue Recognition

Commodity futures contracts, forward contracts, and physical commodities are recorded on the trade date. All such transactions are reported on an identified cost basis. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a pre-determined time for forward contracts and physical commodities) as of the last business day of the year or as of the last date of the financial statements.

The Trust earns interest on its assets on deposit at CIS and CISFS at 100% of the 91-day Treasury bill rate for deposits denominated in U.S. dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.


Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on five days' written notice to the Managing Owner. Payment will be made within 10 business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust's Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.


Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions". These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust's month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The round-turn equivalent rate for commissions paid by the Trust for the year ended December 31, 1997 was $91.80.

Certain large investors are eligible for a "Special Brokerage
Fee Rate" of 5% per year. As of December 31, 1997, there were no such eligible investors in the Trust.


Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.


Statements of Cash Flows

For purposes of the statements of cash flows, cash includes cash on deposit with the Clearing Broker in the equity in commodity futures trading accounts.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increase and decrease in net assets from operations during the period. Actual results could differ from those estimates.


(3)    Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing two of its trading programs, the Original Investment Program and the Financial and Metals Portfolio.

Under signed agreement, JWH receives a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at the annual rate of 1.25% (rather than 6.5%) of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end.

In addition, the Trust pays to JWH, a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting Brokerage Fee at a rate of 1.25% (rather than the 6.5% rate).


(4)    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $58,292 for the year ended December 31, 1997 and is included in operating expenses in the statement of operations.


(5)    Financial Instruments with Off-balance Sheet Risk

The Trust was formed to speculatively trade commodity interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Clearing Broker or the Forward Currency Broker (Brokers) at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions in which they maintain at each Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

The contractual amounts of commitments for the Trust to purchase and sell exchange traded futures contracts and foreign currency forwards contracts was $368,276,971 and $240,130,546, respectively on December 31, 1997, and $-0- and $-0-, respectively on December 31, 1996. The contractual amounts of these instruments reflect the extent of the Trusts' involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Trust for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $3,290,863 during 1997. Fair value as of December 31, 1997 was $4,481,153.
The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Trust holds futures positions on various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the beneficial owners would realize a 100% loss. The Trust utilizes two of the trading programs of the CTA. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financial and metals group. Both programs trade in the U.S. and outside of the U.S. Such diversification should greatly reduce this market risk.

At December 31, 1997, the cash requirement of the commodity interests of the Trust was $9,299,511. This cash requirement is met by $48,132,040 held in segregated funds, $6,027,922 held in secured funds and $6,599,325 held in nonregulated funds. At December 31, 1997, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at December 31, 1997:


        Commodity Group

        Agricultural       $   99,960

        Currency              720,970

        Stock Indices         321,503

        Energies              490,370

        Metals              1,955,345

        Interest              893,005

        Total            $  4,481,153


	The range of maturity dates of these open contracts is January 1998 to December 1998.



                        Acknowledgment


        To the best of my knowledge and belief, the information contained herein is accurate and complete.

                                        /s/ Richard A. Driver
                                            Richard A. Driver
                                            Treasurer, CIS Investments, Inc.,
                                            one of the General Partners
                                            and Commodity Pool Operators of
                                            JWH Global Trust