Form 10-Q
period 1998-03-31
JWH GLOBAL TRUST
filed 1998-05-13
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q



           Quarterly report pursuant to Section 13 or 15 (d) of the

                         Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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


		Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No


                                                                   Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1998, and the additional time frames as noted:


                                         Fiscal Quarter    Year to Date      Fiscal Year  Fiscal Quarter Year to Date
                                         Ended 3/31/98     To 3/31/98     Ended 12/31/97  Ended 3/31/97   To 3/31/97
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

Statement of
Cash Flows                                                       X                                            N/A

Notes to Financial
Statements                                      X


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                  Mar 31, 1998     Dec 31, 1997
                                                 ---------------   -------------
ASSETS
Cash                                                 $4,534,344      $4,109,623
Equity in commodity futures
   trading accounts:
   Account balance                                   66,884,282      56,278,134
   Unrealized gain on open futures
     and forwards contracts                           2,072,235       4,481,153
                                                 ---------------   -------------
                                                     73,490,860      64,868,910

Interest receivable                                     287,230         240,745
Prepaid Initial O&O                                     550,719         583,762
                                                 ---------------   -------------
      Total assets                                  $74,328,809     $65,693,417
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $371,169        $330,854
   Accrued management fee                               232,463         205,109
   Accrued incentive fee                                      0         656,583
   Accrued operating expenses                            92,023          93,023
   Redemptions payable                                  384,891          31,195
   Selling and Offering Expenses Payable                 28,796          25,129
                                                 ---------------   -------------
      Total liabilities                               1,109,341       1,341,893

Unitholders' Capital:
   Beneficial owners ( 709,133.61 units outstandig   72,473,765      63,702,878
  at 3/31/98, 580,678.76 units outstanding at 12/31/97)
             (see Note 1)
   Managing owner  (7,296.47 units outstanding at       745,702         648,646
    3/31/98 and 5,912.68 at 12/31/97) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                     73,219,468      64,351,524
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                        $74,328,809     $65,693,417
                                                 ===============   =============



In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED
                                                      (QTD)            (YTD)           (QTD)           (YTD)
                                                   Jan 1, 1998      Jan 1, 1998     Jan 1, 1997     Jan 1, 1997
                                                     through          through         through         through
                                                  Mar 31, 1998     Mar 31, 1998     Mar 31, 1997   Mar 31, 1997
                                                 ---------------   -------------   --------------  -------------
REVENUES                                                                                N/A             N/A
                                                                                         *               *
Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($1,115,205)    ($1,115,205)
   Change in unrealized gain (loss)
     on open positions                               (2,408,918)     (2,408,918)
Interest income                                         803,390         803,390
Foreign currency transaction gain (loss)               (139,524)       (139,524)
                                                 ---------------   -------------   --------------  -------------
      Total revenues                                 (2,860,258)     (2,860,258)               0              0


EXPENSES

   Commissions paid to CIS                              859,406         859,406
   Exchange fees                                         12,937          12,937
   Management fees                                      665,761         665,761
   Incentive fees                                             0               0
   Organization & Offering Expenses                     115,508         115,508
   Operating expenses                                   222,701         222,701
                                                 ---------------   -------------   --------------  -------------
      Total expenses                                  1,876,313       1,876,313                0              0
                                                 ---------------   -------------   --------------  -------------
      Net profit (loss)                             ($4,736,571)    ($4,736,571)              $0             $0
                                                 ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                     ($7.50)         ($7.50)
                                                 ===============   =============
                                                 (see Note 1)      (see Note 1)
* Commencement of Operations was June 2, 1997

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
   From January 1, 1998 through March 31, 1998

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1998              580,678.76     $63,702,878         $648,646    $64,351,524

Additional Units Sold                                136,808.65      14,333,161          145,000     14,478,161
(see Note 1)

Net profit (loss)                                                    (4,688,628)         (47,944)    (4,736,572)

Redemptions (see Note 1)                              (8,353.80)       (873,645)                       (873,645)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at March 31, 1998               709,133.61     $72,473,765         $745,702    $73,219,468
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                          109.70           109.70

Net profit (loss) per unit (see Note 1)                                   (7.50)           (7.50)
                                                                   -------------   --------------
Net asset value per unit
  March 31, 1998                                                        $102.20          $102.20

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED

                                                   Jan 1, 1998      Jan 1, 1997
                                                    through          through
                                                  Mar 31, 1998     Mar 31, 1997
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                ($4,736,571)        N/A
   Adjustments to reconcile net profit                                   *
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units       (424,721)
     Unrealized gain (loss) on open
       futures contracts                              2,408,918
     Interest receivable                                (46,485)
     Prepaid Organization and Offering Expenses          33,043
     Accrued liabilities                               (589,914)
     Redemptions payable                                353,696
     Selling and Offering Expenses Payable                3,667
                                                 ---------------
     Net cash provided by (used in)
       operating activities                          (2,998,367)

Cash flows from financing activities:
   Additional Units Sold                             14,478,161
   Unitholder redemptions                              (873,645)
                                                 ---------------
   Net cash provided by (used in)
     financing activities                            13,604,516
                                                 ---------------
Net increase (decrease) in cash                      10,606,148

Cash at beginning of period                          56,278,134
                                                 ---------------
Cash at end of period                               $66,884,282
                                                 ===============

* Commencement of Operations was June 2, 1997

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                                JWH GLOBAL TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


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

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By March 31, 1998, a total of 717,487.41 Units were sold to Beneficial Owners of the Trust for an investment of $74,423,437 and 7,296.46 Units were sold to the Managing Owner of the Trust for an investment of $755,000, resulting in a total of 724,783.87 Units representing a total investment of $75,178,437 being sold in the offering period commencing April 3, 1997.

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


Financial Accounting Standards Board ("FASB") Interpretation
No.39 Reporting


Reporting in accordance with FASB Interpretation No. 39 ("FIN
39") is not applicable to the Trust and the provisions of FIN 39 do not have any effect on the Trust's financial statements.


Revenue Recognition


Commodity futures contracts, forward contracts, and physical commodities are recorded on the trade date. All such transactions are reported on an identified cost basis. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the quarter-end.

The Trust earns interest on its assets on deposit with CIS and CISFS at 100% of the 91-day Treasury bill rate for deposits denominated in dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.


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

Certain large investors are eligible for a "Special Brokerage
Rate" of 5% per year.


Foreign Currency Transactions


Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the quarter, while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.


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


(3) FEES


Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") utilizing two of its trading programs, the Original Investment Program and the Financial and Metals Portfolio.

Under signed agreement, JWH receives a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at the annual rate of 1.25% (rather than 6.5%) of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month-end

In addition, the Trust pays to JWH a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting Brokerage Fee at a rate of 1.25% (rather than the 6.5% rate).


(4) INCOME TAXES


No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the period ended March 31, 1998 and is included in operating expenses in the Statement of Operations.


(5) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK


The Trust was formed to speculatively trade Commodity Interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Clearing Broker or the Forwards Currency Broker (the "Brokers") at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the Trust trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of non-performance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the exchange membership, the sole recourse of the Trust for non-performance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Trust holds futures positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the Beneficial Owners would realize a 100% loss. The
Trust utilizes two of the trading programs of the CTA.   One
trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financials and metals group. Both programs trade in the U.S. and outside of the U.S. Such diversification should greatly reduce this market risk.

The margin requirement at March 31, 1998 was $15,036,906. To meet this requirement, the Trust had on deposit with the Clearing Broker $57,549,700 in segregated funds, $5,181,162 in secured funds and $6,225,655 in non-regulated funds. At March 31, 1998, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Trust as of March 31, 1998:


     COMMODITY GROUP             UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES		450,293

FOREIGN CURRENCIES                    2,348,534

STOCK INDICES                          (261,357)

ENERGIES                                254,310

METALS                                 (517,285)

INTEREST RATE INSTRUMENTS              (202,260)


TOTAL                                 2,072,235


The range of maturity dates of these exchange traded open contracts is May of 1998 to March of 1999. The average open trade equity for the period of January 1, 1998 to March 31, 1998 is $2,776,991.


(6) FINANCIAL STATEMENT PREPARATION


The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 30, 1998, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operation


            Fiscal Quarter ended March 31, 1998


The Trust recorded a loss of $4,736,571 or $7.50 per Unit for the first quarter of 1998. Trading for the Trust commenced on June 2, 1997, therefore there is no comparative to prior year first quarter activity.

During the first two months of the quarter, the Trust experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month losses were recorded primarily due to losses in metals positions and in the global interest rate market. At March 31, 1998, John W. Henry & Company, Inc. was managing 100% of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio.

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to the Nikkei; positions in both resulted in losses for the Trust.
Benign inflation news in Europe and the U.S. boosted bond markets in both regions, resulting in gains for the Trust. These gains were offset by losses in stock indices and in gold prices.
Positions in crude oil and coffee produced some gains for the Trust. Overall, the Trust recorded a loss of $1,823,674 or $3.11 per Unit in January.

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Trust. Profitable positions in most European bonds failed to offset losses in other long- and short-term interest rates. Gains in sugar, corn and cotton offset losses in other agricultural commodities traded. The Trust recorded a loss of $760,060 or $1.21 per Unit in February.

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Trust. Positions in the U.S. 30-year bond led losses in the global interest rate market. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean-derivative markets, positions in agricultural
commodities resulted in losses overall.   The Trust recorded a
loss of $2,152,837 or $3.18 per Unit in March.

During the quarter there were 136,808.65 additional Units sold to the Beneficial Owners for an investment of $14,333,161 and 1,383.78 Units sold to the Managing Owner for an investment of $145,000, representing a total of 138,192.43 additional Units sold for a total investment of $14,478,161. Investors redeemed a total of 8,353.80 Units during the quarter. At the end of the quarter there were 709,133.61 Units outstanding owned by the Beneficial Owners and 7,296.47 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended March 31, 1998, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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



	Item 3.	Quantitative and Qualitative Disclosures
                        About Market Risk

                          Not Applicable.




                   Part II.  OTHER INFORMATION


Item 1.	Legal Proceedings


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

(d)     Information Previously Reported on Form S-R

During the fiscal quarter ended March 31, 1998, Units of the Trust were offered pursuant to Registration Statement No. 333-33937.


Registration Statement No.  333-33937 (subsequent report)


Item 701(f):


(1)	The use of proceeds information is being disclosed for
        Registration Statement No. 333-33937, declared effective with the SEC on September 24, 1997.

(2)	The offering commenced on September 26, 1997.

(4)(i)	The offering has not terminated.

   (iv) For the account of the issuer, the amount of Units of
        Beneficial Interest registered is $155,000,000; the aggregate price of the offering amount registered is $155,000,000; the amount sold in the offering as of March 31, 1998 is $27,543,486; and the aggregate offering price of the amount sold as of
        March 31, 1998 is $27,543,486.   This information is not
        applicable for the account(s) of any selling securityholder(s).

   (vi) The net offering proceeds to the issuer, after deducting the total expenses reported in (v) above, totaled $27,543,486.

   (vii)From the effective date of the registration statement to March 31, 1998, the amount of net offering proceeds to the issuer used for Commodity Futures and Forward Trading (as a direct or indirect payment to others) totaled $27,543,486.


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



                                         JWH GLOBAL TRUST

Date: May 13, 1998               By:     CIS Investments, Inc.,
                                         its Managing Owner


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