Form 10-Q
period 1998-06-30
JWH GLOBAL TRUST
filed 1998-08-12
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


           Quarterly report pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

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

                                 Yes X     No



                                                                   Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1998, and the additional time frames as noted:


                                                 Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                  Ended 6/30/98     To 6/30/98     Ended 12/31/97  Ended 6/30/97   To 6/30/97
                                                 --------------    --------------   --------------  --------------------------
Statement of
Financial Condition                                     X                                X

Statement of
Operations                                              X                X                               x             x

Statement of Changes
in Partners' Capital                                                     X

Statement of
Cash Flows                                                               X                                             x

Notes to Financial
Statements                                              X


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                  Jun 30, 1998     Dec 31, 1997
                                                 ---------------   -------------
ASSETS
Cash                                                 $3,598,743      $4,109,623
Equity in commodity futures
   trading accounts:
   Account balance                                   79,700,472      56,278,134
   Unrealized gain on open futures
     and forwards contracts                          (2,240,801)      4,481,153
                                                 ---------------   -------------
                                                     81,058,413      64,868,910

Interest receivable                                     308,479         240,745
Prepaid Initial O&O                                     517,675         583,762
                                                 ---------------   -------------
      Total assets                                  $81,884,568     $65,693,417
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $419,517        $330,854
   Accrued management fee                               260,730         205,109
   Accrued incentive fee                                      0         656,583
   Accrued operating expenses                            43,731          93,023
   Redemptions payable                                  706,992          31,195
   Selling and Offering Expenses Payable                 32,322          25,129
                                                 ---------------   -------------
      Total liabilities                               1,463,292       1,341,893

Unitholders' Capital:
   Beneficial owners ( 802,157.51 units outstandi    79,586,803      63,702,878
  at 6/30/98, 580,678.76 units outstanding at 12/31/97)
             (see Note 1)
   Managing owner  (8,410.68 units outstanding at       834,473         648,646
    6/30/98 and 5,912.68 at 12/31/97) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                     80,421,276      64,351,524
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                        $81,884,568     $65,693,417
                                                 ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED

                                                   Apr 1, 1998      Jan 1, 1998     Jun 2, 1997*   Jun 2, 1997*
                                                     through          through         through         through
                                                  Jun 30, 1998     Jun 30, 1998     Jun 30, 1997   Jun 30, 1997
                                                 ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $3,588,449      $2,473,244        ($458,844)     ($458,844)
   Change in unrealized gain (loss)
     on open positions                               (4,313,036)     (6,721,955)         551,773        551,773
Interest income                                         883,702       1,687,093           56,200         56,200
Foreign currency transaction gain (loss)               (159,517)       (299,042)           8,004          8,004
                                                 ---------------   -------------   --------------  -------------
      Total revenues                                       (402)     (2,860,660)         157,133        157,133


EXPENSES

   Commissions paid to CIS                              978,530       1,837,937           70,808         70,808
   Exchange fees                                         11,463          24,400              413            413
   Management fees                                      755,678       1,421,438           43,858         43,858
   Incentive fees                                             0               0            6,507          6,507
   Organization & Offering Expenses                     126,725         242,233                0              0
   Operating expenses                                   204,246         426,947           15,251         15,251
                                                 ---------------   -------------   --------------  -------------
      Total expenses                                  2,076,641       3,952,955          136,836        136,836
                                                 ---------------   -------------   --------------  -------------
      Net profit (loss)                             ($2,077,043)    ($6,813,614)         $20,296        $20,296
                                                 ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                     ($2.98)        ($10.48)           $0.16          $0.16
                                                 ===============   =============   ==============  =============
                                                 (see Note 1)      (see Note 1)    (see Note 1)    (see Note 1)
* Commencement of Operations was June 2, 1997

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
   From January 1, 1998 through June 30, 1998

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1998              580,678.76     $63,702,878         $648,646    $64,351,524

Additional Units Sold                                244,093.36      24,923,102          255,000     25,178,102
(see Note 1)

Net profit (loss)                                                    (6,744,442)         (69,173)    (6,813,615)

Redemptions (see Note 1)                             (22,614.61)     (2,294,736)                     (2,294,736)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at June 30, 1998                802,157.51     $79,586,803         $834,473    $80,421,276
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                          109.70           109.70

Net profit (loss) per unit (see Note 1)                                  (10.48)          (10.48)
                                                                   -------------   --------------
Net asset value per unit
  June 30, 1998                                                          $99.22           $99.22

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED

                                                   Jan 1, 1998      Jan 1, 1997
                                                    through          through
                                                  Jun 30, 1998     Jun 30, 1997
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                ($6,813,614)        $20,296
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units        510,880               0
     Unrealized gain (loss) on open
       futures contracts                              6,721,954        (551,773)
     Interest receivable                                (67,734)        (52,560)
     Prepaid Organization and Offering Expenses          66,087        (645,648)
     Accrued liabilities                               (561,591)        126,632
     Redemptions payable                                675,797         845,153
     Selling and Offering Expenses Payable                7,193         655,441
                                                 ---------------   -------------
     Net cash provided by (used in)
       operating activities                             538,971         397,540

Cash flows from financing activities:
   Additional Units Sold                             25,178,102      22,451,280
   Unitholder redemptions                            (2,294,736)       (846,153)
                                                 ---------------   -------------
   Net cash provided by (used in)
     financing activities                            22,883,368      21,605,127
                                                 ---------------   -------------
Net increase (decrease) in cash                      23,422,338      22,002,667

Cash at beginning of period                          56,278,134           1,000
                                                 ---------------   -------------
Cash at end of period                               $79,700,472     $22,003,667
                                                 ===============   =============

* Commencement of Operations was June 2, 1997

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                               JWH GLOBAL TRUST

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1998


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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997.
The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. The Units were offered pursuant to a Prospectus dated September 26, 1997 until June 25, 1998. On June 26, 1998, an amendment to the registration statement was declared effective with the SEC and the Units are currently offered pursuant to a Prospectus dated June 26, 1998. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By June 30, 1998, a total of 824,772.12 Units were sold to Beneficial Owners of the Trust for an investment of $85,013,379 and 8,410.68 Units were sold to the Managing Owner of the Trust for an investment of $865,000, resulting in a total of 833,182.77 Units representing a total investment of $85,878,379 being sold in the offering period commencing April 3, 1997.

The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs. The Trust is amortizing these costs over 60 months.

The Trust shall terminate on December 31, 2026 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) withdrawal, insolvency, bankruptcy, retirement, resignation, expulsion or dissolution of the Managing Owner of the Trust;
(3)bankruptcy or insolvency of the Trust; (4) decline in the aggregate Net Assets of the Trust to less than $2,500,000; (5) decline in the Net Asset Value per Unit to $50 or less; (6) dissolution of the Trust pursuant to the Third Amended and Restated Declaration and Agreement of Trust; or (7) any other event which shall make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust. The Trust's Third Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's term and dissolution procedures.


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


Foreign Currency Transactions


Trading accounts in foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the quarter, while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.


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

Under signed agreement, JWH receives a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at the annual rate of 1.25% (rather than 6.5%) of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month-end.

In addition, the Trust pays to JWH a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting Brokerage Fee at a rate of 1.25% (rather than the 6.5% rate).


(4) INCOME TAXES


No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 and $458 for the periods ended June 30, 1998 and June 30, 1997 and is included in operating expenses in the Statement of Operations.


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

The margin requirement at June 30, 1998 was $14,531,595. To meet this requirement, the Trust had on deposit with the Clearing Broker $65,648,692 in segregated funds, $6,651,994 in secured funds and $5,158,985 in non-regulated funds. At June 30, 1998, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of June 30, 1998:


         COMMODITY GROUP                UNREALIZED GAIN/(LOSS)


     AGRICULTURAL COMMODITIES                  837,129

        FOREIGN CURRENCIES                   (3,705,100)

          STOCK INDICES                       (362,230)

            ENERGIES                           538,340

             METALS                           (582,288)

    INTEREST RATE INSTRUMENTS                 1,033,348
                                              _________


             TOTAL                           (2,240,801)


The range of maturity dates of these exchange traded open contracts is July of 1998 to June of 1999. The average open trade equity for the period of January 1, 1998 to June 30, 1998 is $2,694,929.


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



        Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operation


                        Fiscal Quarter ended June 30, 1998


The Trust recorded a loss of $2,077,043 or $2.98 per Unit for the second quarter of 1998. This compares to a gain of $20,296.37 or $0.16 per Unit for the second quarter of 1997.

During the first and third months of the quarter, the Trust experienced losses primarily as a result of unprofitable positions in currencies, interest rates and metals, while during the second month gains were recorded primarily due to gains in the currency, interest rate, metals and energy markets. At June 30, 1998, John W. Henry & Company, Inc. was managing 100% of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio.

In April, positions in nearly all markets traded were unprofitable. Positions in the U.S. 30-year bond and Euro dollar markets resulted in losses for interest rate futures. Unprofitable positions in the German mark and Swiss franc offset gains in other currencies traded. Silver prices fell following reports that a major investment company had sold a third of its holdings. Losses in silver and copper offset profits in gold. Sugar prices fell to a five-year low on prospects of a large Brazilian crop. Positions in sugar resulted in profits as did positions in coffee, wheat, corn and soybean oil. The Trust recorded a loss of $3,358,004 or $4.68 per Unit in April.

In May gains were recorded reflecting profitable positions in interest rates, metals, energies and currencies. The strongest gains overall came from positions in the Japanese yen, Japanese Government bond, silver and crude oil. Silver prices slumped as investors who bought on hopes of rising value lost patience and took profits. Crude oil prices were pressured by worries of oversupply in world markets. Gains were also recorded in positions in the Australian dollar as a nervous market dealt with rumors of further currency devaluations in Asia; the Australian currency fell to a 12-year low against the U.S. dollar. Positions in stock indices and agricultural commodities resulted in losses overall; but the Trust recorded a gain of $2,563,534 or $3.34 per Unit in May.

In June losses were recorded due largely to unprofitable positions in global interest rates and metals. Unprofitable positions in the Japanese Government bond led losses in global interest rates as the yield rose from record lows following intervention to support the yen. A marginal gain in the Japanese yen failed to offset losses in the British pound and Swiss franc. Positions in gold and silver also resulted in losses as the prices of both metals remained coupled to movements in the Japanese yen. Gains were recorded in crude oil positions as inventories worldwide continued to exceed demand and prices fell. Profitable positions in cotton, sugar, coffee and corn offset losses in other agricultural markets. The Trust recorded a loss of $1,282,573 or $1.64 per Unit in June.

On June 1, 1998 the following changes became effective for CIS Investments, Inc., the Managing Owner of the Trust: Hal T. Hansen resigned as President and Director due to upcoming retirement; L. Carlton Anderson resigned as Vice President and Director due to upcoming retirement; Bernard W. Dan was elected President and Director; Barbara A. Pfendler was elected Director (she also holds the position of Vice President) and Ronald L.Davis was elected Vice President.

During the quarter there were 107,284.71 additional Units sold to the Beneficial Owners for an investment of $10,589,942 and 1,114.19 Units sold to the Managing Owner for an investment of $110,000, representing a total of 108,398.90 additional Units sold for a total investment of $10,699,942. Investors redeemed a total of 14,260.80 Units during the quarter. At the end of the quarter there were 802,157.51 Units outstanding owned by the Beneficial Owners and 8,410.68 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended June 30, 1998, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

During the quarter there were 136,808.65 additional Units sold to the Beneficial Owners for an investment of $14,333,161 and 1,383.81 Units sold to the Managing Owner for an investment of $145,000, representing a total of 138,192.46 additional Units sold for a total investment of $14,478,161. Investors redeemed a total of 8,353.80 Units during the quarter. At the end of the quarter there were 709,133.61 Units outstanding owned by the Beneficial Owners and 7,296.47 Units outstanding owned by the Managing Owner.

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


The Trust and its affiliates may from time to time be parties to various legal actions arising in the normal course of business. The Managing Owner believes that there are noproceedings threatened or pending against the Trust or any ofits affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Trust.


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


                                         JWH GLOBAL TRUST


Date: August 11, 1998                    By: CIS Investments, Inc.,
                                             its Managing Owner

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