Form 10-Q
period 1998-09-30
JWH GLOBAL TRUST
filed 1998-11-13
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


          Quarterly report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1998

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

                                Yes X     No


                                                                   Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1998, and the additional time frames as noted:


                                                 Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                  Ended 9/30/98     To 9/30/98     Ended 12/31/97  Ended 9/30/97   To 9/30/97
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

Statement of
Cash Flows                                                               X                                             x

Notes to Financial
Statements                                              X


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                  Sep 30, 1998     Dec 31, 1997
                                                 ---------------   -------------
                                                                                                    -1569001.29
ASSETS                                                                                              -1453706.45
Cash                                                   $841,652      $4,109,623                        $847,873
Equity in commodity futures                                                                            -6221.04
   trading accounts:                                                                                     106.61
   Account balance                                   78,275,749      56,278,134
   Unrealized gain on open futures
     and forwards contracts                          16,701,417       4,481,153
                                                 ---------------   -------------
                                                     95,818,818      64,868,910

Interest receivable                                     330,553         240,745
Prepaid Initial O&O                                     484,632         583,762
                                                 ---------------   -------------
      Total assets                                  $96,634,003     $65,693,417
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $419,517        $330,854
   Accrued management fee                               319,039         205,109
   Accrued incentive fee                              1,263,310         656,583
   Accrued operating expenses                           185,849          93,023
   Redemptions payable                                2,301,580          31,195
   Selling and Offering Expenses Payable                 39,007          25,129
                                                 ---------------   -------------
      Total liabilities                               4,528,301       1,341,893

Unitholders' Capital:
   Beneficial owners ( 791,423.72 units outstandi    91,137,162      63,702,878
  at 9/30/98, 580,678.76 units outstanding at 12/31/97)
             (see Note 1)
   Managing owner  (8,410.68 units outstanding at       968,540         648,646
    9/30/98 and 5,912.68 at 12/31/97) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                     92,105,702      64,351,524
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                        $96,634,003     $65,693,417
                                                 ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED

                                                   Jul 1, 1998      Jan 1, 1998     Jul 1, 1997    Jun 2, 1997*
                                                     through          through         through         through
                                                  Sep 30, 1998     Sep 30, 1998     Sep 30, 1997   Sep 30, 1997
                                                 ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          ($3,211,107)      ($737,863)       ($194,893)     ($653,738)
   Change in unrealized gain (loss)
     on open positions                               18,942,219      12,220,264          994,940      1,546,714
Interest income                                       1,015,193       2,702,286          373,497        429,697
Foreign currency transaction gain (loss)                (35,380)       (334,421)         (45,933)       (37,929)
                                                 ---------------   -------------   --------------  -------------
      Total revenues                                 16,710,924      13,850,265        1,127,611      1,284,744


EXPENSES

   Commissions paid to CIS                            1,125,392       2,963,329          497,286        568,094
   Exchange fees                                         18,063          42,463            4,196          4,609
   Management fees                                      872,670       2,294,108          309,168        353,025
   Incentive fees                                     1,263,310       1,263,310           52,276         58,783
   Organization & Offering Expenses                     140,682         382,915                0              0
   Operating expenses                                   329,497         756,444           89,706        104,957
                                                 ---------------   -------------   --------------  -------------
      Total expenses                                  3,749,614       7,702,569          952,632      1,089,468
                                                 ---------------   -------------   --------------  -------------
      Net profit (loss)                             $12,961,310      $6,147,696         $174,979       $195,276
                                                 ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                     $15.94           $5.46           $2.72          $2.88
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



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
 From January 1, 1998 through September 30, 1998

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1998              580,678.76     $63,702,878         $648,646    $64,351,524

Additional Units Sold                                275,796.67      28,210,038          255,000     28,465,038
(see Note 1)

Net profit (loss)                                                     6,082,802           64,894      6,147,695

Redemptions (see Note 1)                             (65,051.71)     (6,858,555)                     (6,858,555)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at September 30, 1998           791,423.72     $91,137,162         $968,540    $92,105,702
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                          109.70           109.70

Net profit (loss) per unit (see Note 1)                                    5.46             5.46
                                                                   -------------   --------------
Net asset value per unit
  September 30, 1998                                                    $115.16          $115.16

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED

                                                   Jan 1, 1998     Jun 2, 1997*
                                                    through          through
                                                  Sep 30, 1998     Sep 30, 1997
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                 $6,147,696        $195,276
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units      3,267,971               0
     Unrealized gain (loss) on open
       futures contracts                            (12,220,264)     (1,546,714)
     Interest receivable                                (89,808)       (149,351)
     Prepaid Organization and Offering Expenses          99,130        (616,805)
     Accrued liabilities                                902,146         781,899
     Redemptions payable                              2,270,385               0
     Selling and Offering Expenses Payable               13,878          43,043
                                                 ---------------   -------------
     Net cash provided by (used in)
       operating activities                             391,133      (1,292,652)

Cash flows from financing activities:
   Additional Units Sold                             28,465,038      47,349,951
   Unitholder redemptions                            (6,858,555)       (866,838)
                                                 ---------------   -------------
   Net cash provided by (used in)
     financing activities                            21,606,483      46,483,114
                                                 ---------------   -------------
Net increase (decrease) in cash                      21,997,615      45,190,462

Cash at beginning of period                          56,278,134           1,000
                                                 ---------------   -------------
Cash at end of period                               $78,275,749     $45,191,462
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

                            SEPTEMBER 30, 1998


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

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States) ; and $1,000 for existing investors in the Trust (the "Unitholders"). By September 30, 1998, a total of 856,475.43 Units were sold to Beneficial Owners of the Trust for an investment of $88,300,315 and 8,410.68 Units were sold to the Managing Owner of the Trust for an investment of $865,000, resulting in a total of 864,886.11 Units representing a total investment of $89,165,315 being sold in the offering period commencing April 3, 1997.

The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs. The Trust is amortizing these costs over 60 months.

The Trust shall terminate on December 31, 2026 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) withdrawal, insolvency, bankruptcy, retirement, resignation, expulsion or dissolution of the Managing Owner of the Trust; (3) bankruptcy or insolvency of the Trust; (4) decline in the aggregate Net Assets of the Trust to less than $2,500,000; (5) decline in the Net Asset Value per Unit to $50 or less; (6) dissolution of the Trust pursuant to the Third Amended and Restated Declaration and Agreement of Trust; or (7) any other event which shall make it unlawful for the existence of the Trust to becontinued or require dissolution of the Trust. The Trust's Third Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's term and dissolution procedures.


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


(3) FEES


Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") utilizing two of its trading programs, the Original Investment Program and the Financial and Metals Portfolio. Effective October 5, 1998, the Managing Owner added a third JWH program to the Trust, the G-7 Currency Portfolio.


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


(4) INCOME TAXES


No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $42,246 and $4,188 for the periods ended September 30, 1998 and September 30, 1997 and is included in operating expenses in the Statement of Operations.


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

The Trust holds futures positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the Beneficial Owners would realize a 100% loss. During the period of these financials, the Trust utilized two of the trading programs of the CTA. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financials and metals group. Both programs trade in the U.S. and outside of the U.S. To further increase the diversification of the Trust, on October 5, 1998 the Managing Owner added a third program of the CTA to the two programs already being traded by the Trust. This program, the G-7 Currency Portfolio, is diversified among a number of world currencies against each other, unlike the other programs which trade versus the U.S. dollar only. In addition, the G-7 Currency Portfolio trades currencies not traded in the other two programs. Such diversification should greatly reduce this market risk.

The margin requirement at September 30, 1998 was $16,058,707. To meet this requirement, the Trust had on deposit with the Clearing Broker $81,060,598 in segregated funds, $11,071,609 insecured funds and $2,846,779 in non-regulated funds. At September 30, 1998, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of September 30, 1998:


    COMMODITY GROUP                UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES		  850,371

FOREIGN CURRENCIES                      3,303,480

STOCK INDICES                           1,054,483

ENERGIES                                   70,952

METALS                                   (333,030)

INTEREST RATE INSTRUMENTS              11,755,161

                                        _________

TOTAL                                  16,701,417


The range of maturity dates of these exchange traded open contracts is October of 1998 to September of 1999. The average open trade equity for the period of January 1, 1998 to September 30, 1998 is $4,102,972.


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


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation

           Fiscal Quarter ended September 30, 1998


The Trust recorded a gain of $12,961,310 or $15.94 per Unit for the third quarter of 1998. This compares to a gain of $174,979 or $2.72 per Unit for the third quarter of 1997.

The Trust suffered losses during the first month of the quarter largely as a result of losses in interest rates and stock indices. During the second and third months of the quarter, the Trust experienced solid gains in interest rates and smaller gains in currencies and stock indices. At September 30, 1998, John W. Henry & Company, Inc. was managing 100% of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio. Effective October 5, 1998, the Managing Owner added a third trading program of John W. Henry & Company, Inc. to the Trust, the G-7 Currency Portfolio.

In July, the Trust incurred small losses as unprofitable positions in interest rates, stock indices and agricultural commodities offset moderate gains in gold and crude oil. The price of gold declined at month end along with the Japanese yen's fall in world markets; gold and the Japanese yen have moved in lockstep since early June, reflecting the diminishing demand for gold as the region's economies retract. Crude oil prices fell at month end following an earlier rise, as reports indicated a build-up in U.S. inventory. Gains in long-term European bond markets failed to offset losses in other long-term interest rates traded. Corn prices plunged on favorable weather conditions for crops; profitable positions in corn and smaller gains in wheat, soybean oil and live cattle did not offset losses in other markets traded. The Trust recorded a loss of $2,455,012 or $3.03 per Unit in July.

In August the Trust posted solid gains, led by profitable positions in global interest rates. Leading gains in the bond market were positions in German and U.S. bonds, which benefited from investors' flight to quality during the month, and the Japanese Government bond, where the yield on the benchmark 10-year bond dropped to 1.105%, a historic low. The U.S. dollar made little progress against the Japanese yen as Japanese officials renewed their threats of intervention in the currency markets. The world's supply of crude oil skyrocketed in August, up 11% from a year earlier, holding prices down. The price of crude oil has been halved from its 1997 high of $26.62 per barrel; positions in this key energy market resulted in gains. The Trust recorded a gain of $8,471,809 or $10.42 per Unit in August.

In September, the Trust recorded gains as profitable positions in interest rates and smaller gains in currencies and stock indices offset losses in
metals, energy and agricultural commodities.   Except for Australian bonds,
which reflected the uncertainty of an upcoming election in that country, positions in all interest rates traded were profitable. Gains were strongest in German, U.S. and Japanese government bonds; in all three markets, yields declined to historic levels. Profitable positions in the German mark and Swiss franc and smaller gains in the British pound offset losses in other currencies traded. Positions in gold and silver resulted in losses as prices of both metals rose. Sugar plummeted to an 11-year low during the month on reduced demand and expectations of record crops in Brazil; gains in sugar and cocoa failed to offset losses in other agricultural commodities traded, but the Trust recorded a gain of $6,944,513 or $8.55 per Unit in September.

During the quarter there were 31,703.31 additional Units sold to the Beneficial Owners for an investment of $3,286,936; there were no Units sold to the Managing Owner. Investors redeemed a total of 42,437.10 Units during the quarter. At the end of the quarter there were 791,423.72 Units outstanding owned by the Beneficial Owners and 8,410.68 Units outstanding owned by the Managing Owner.

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


Year 2000 Issue


The Trust does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Trust relies on the Managing Owner to provide the Trust with certain calculations and reports, so if the Year 2000 issue is material to the Managing Owner, then it may impact the Trust. However, the Year 2000 issue is not material for the Managing Owner since the administration software has recently been replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


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

During the first two months of the quarter, the Trust experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month losses were recorded primarily due to losses in metals positions and in the global interest rate market. At March 31, 1998, John W. Henry & Company, Inc. was managing 100%of the Trust's assets in two trading programs, the Original Investment Program and the Financial and Metals Portfolio.

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to theNikkei; positions in both resulted in losses for the Trust. Benign inflation news in Europe and the U.S. boosted bond markets in both regions, resulting in gains for the Trust. These gains were offset by losses in stock indices and in gold prices. Positions in crude oil and coffee produced some gains for the Trust. Overall, the Trust recorded a loss of $1,823,674 or $3.11 per Unit in January.

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


                                JWH GLOBAL TRUST

Date: November 12, 1998         By:     CIS Investments, Inc.,
                                        its Managing Owner

                                By: /s/ Richard A. Driver
                                        Richard A. Driver Treasurer


                                        (Duly authorized officer of the
                                         Managing Owner and the Principal
                                         Financial Officer of the Managing
                                         Owner)