Form 10-K
period 1998-12-31
JWH GLOBAL TRUST
filed 1999-03-29
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-K


           ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



    For the fiscal year ended        Commission File No.  333-16825
        December 31, 1998

                         JWH GLOBAL TRUST
        (Exact name of registrant as specified in its charter)

             Delaware                        36-4113382
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification #)

       233 South Wacker Drive, Suite 2300, Chicago, IL   60606
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
28, 1999:	$95,636,575



                Index to exhibits on page 26


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

Incorporated by Reference in Part IV, Item 14 is Post-Effective
Amendment No. 1 to Registration Statement No. 333-33937 of the
Trust on Form S-1 under the Securities Act of 1933, declared effective on June 26, 1998.

Incorporated by Reference in Part IV, Item 14 is Post-Effective
Amendment No. 2 to Registration Statement No. 333-33937 of the
Trust on Form S-1 under the Securities Act of 1933, declared effective on March 26, 1999.


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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per
Unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units.  A Post-Effective
Amendment was declared effective with the SEC on October 20,
1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units.  On
June 26, 1998, Post-Effective Amendment No. 1 to the
registration statement was declared effective with the SEC and the Units were offered pursuant to a Prospectus dated
June 26, 1998 until March 25, 1999.   On March 26, 1999, Post-Effective
Amendment No. 2 to the registration statement was declared effective with the SEC and the Units will be offered pursuant to a prospectus dated March 26, 1999. As a result of the Units being offered at each month-end's Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

Under the terms of the Fourth Amended and Restated Declaration and Agreement of Trust, the Managing Owner may not select Trust transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Trust's trading with respect thereto. The Managing Owner has chosen and caused the Trust to enter into a Trading Advisory Agreement (the "Advisory Agreement") with John W. Henry and Company, Inc. ("JWH" or the "Advisor"), the Trust's sole commodity trading advisor. Commencing on June 2, 1997, after the conclusion of the offering period with respect to the Trust's Units, JWH began to provide commodity trading instructions to CISI on behalf of the Trust.

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

The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust's commodity transactions with respect to that portion of the Trust's assets allocated to it. As of December 31, 1998, JWH was managing 100% of the Trust's assets. The Advisory Agreement with JWH commenced on April 3, 1997 and continued in effect until the close of business on the last day of the 12th full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Fourth Amended and Restated Declaration and Agreement of Trust. The Advisory Agreement may be terminated by the Trust at any time, upon 60 days' prior written notice to the Advisor. In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the Net Asset Value of Trust funds allocated to the Advisor's management decreases as of the close of trading on any business day by more than 30% from the sum of the Net Asset Value of the Trust's funds allocated to the Advisor on the date that Trust commenced trading plus the Net Asset Value of any funds which may be allocated to the Advisor thereafter (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement attached hereto as Exhibit 10.1), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor's registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust's trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

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

The Trust's business constitutes only one segment for financial reporting purposes; it is a Delaware business trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust's business, as of December 31, 1998, is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 1998, there were 817,899.61 Units held by the Beneficial Owners for an investment of $94,386,640. The Managing Owner held an investment of $1,085,906 (which is the equivalent of 9,409.49 Units). A total of 120,556.32 Units had been redeemed by Beneficial Owners during the period from January 1, 1998 to December 31, 1998. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

         (c) To date no distributions have been made to owners of beneficial interest in the Trust.

The Fourth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion in determining what distributions, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and do not currently intend to declare such distributions.

Item 6.	Selected Financial Data

(1997 was the Trust's first year of trading, so no data is available prior to 1997)

                                   Year ended December 31,
                                          1997            1998

1.      Operating Revenues(000)         $6,988         $16,869
2.      Income (Loss) From
        Continuing Operations(000)       3,651           6,401
3.      Income (Loss) Per Unit            9.70            5.70
4.      Total Assets(000)               65,693         100,133
5.      Long Term Obligations              0             0
6.      Cash Dividend Per Unit             0             0


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

The Trust's net assets are held in brokerage accounts with CIS and CISFS. The Trust earns interest on 100 percent of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 1998 CIS and CISFS had paid or accrued to pay interest of $3,669,771 to the Trust. Similarly, for the calendar year ended December 31, 1997 CIS and CISFS had paid or accrued to pay interest of $1,042,648 to the Trust.

For the fiscal year ended December 31, 1998, investors redeemed
a total of 120,556.32 Units for $13,217,904.   For the fiscal
year ended December 31, 1997 investors redeemed a total of 9,235.43 Units for $929,860.

During 1998, Beneficial Owners purchased 357,777.17 Units for
$37,576,922. The Managing Owner made a contribution of $361,483 in 1998, therefore, total contribution during 1998 equal
$37,938,405.

On December 31, 1998, the Trust had unrealized profits of $3,078,002 and cash on deposit of $90,182,744. These positions required margin deposits of $9,700,885. The total balance of the Trust's accounts at CIS and CISFS was $97,741,899.

These figures compare to unrealized profits of $4,481,153, cash on deposit of $56,278,134, margin requirements of $9,299,511 and total balance of the Trust's accounts at CIS and CISFS of $60,759,287 as of December 31, 1997.

During the fiscal year ended December 31, 1998, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Trust trades futures contracts on recognized global futures exchanges through CIS. It also trades over the counter foreign exchange forwards contracts through CISFS. At December 31, 1998, the Trust had assets of $1,418,697 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Trust's foreign exchange transactions are transacted in US. dollars.

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

Year 2000 Readiness Disclosure

CIS surveyed major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and will participate again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has begun developing various "contingency plans" in the event that mission critical systems should fail.
This development is proceeding on schedule.

CIS is taking this issue seriously and has a goal of maintaining reasonable procedures in order to eliminate as much risk as possible to its customers (including the Trust), its counterparties and itself. Despite the best efforts of CIS, CISFS and CISI, there can be no assurance that the above steps will be sufficient or that all potential problems have been identified in order to avoid any adverse impact to the Trust. CIS and its affiliates make no representations or warrants related to Year 2000 readiness or compliance, including but not limited to business interruption, whether from failures in their own computer systems, those of the Advisors, or any other third party.

Results of Operations

The Trust posted positive returns for 1998 and 1997 (1997 was the Trust's first year of trading).

1998

The year 1998 was marked by declining global interest rates and commodity prices and extremely volatile currency fluctuations. The Trust produced a net gain of 8.55% for the calendar year. One of the key markets that consistently reported profits during the year was the energy sector, primarily crude oil. Short crude oil prices throughout the year were beneficial to the Trust. Additionally, coffee prices fell 28% during the year and the Trust benefited from its short positions in coffee prices.

The first quarter was marked by a flight to quality in the bond market, namely German bunds and U.S. bonds amidst turbulence in
the Asian markets.   The U.S. dollar remained volatile for the
first two months of the year and strengthened during March, primarily versus the German mark and Swiss franc. The volatility in both these sectors produced overall losses for the Trust. Warren Buffett was rumored and then confirmed to be holding significant silver positions anticipating a rise in silver prices. Long silver prices were beneficial to the Trust.

In the second quarter, the U.S. dollar strengthened against the Japanese yen until the U.S. Government intervened to support the Japanese yen, essentially selling the U.S. dollar and depressing the value of the U.S. dollar relative to most major world currencies. By July, the U.S. dollar was back at all-time highs against the Japanese yen. Overall, the Trust gained as a result of the fluctuation of the U.S. dollar. However, the ripple effect created volatility for the U.S. dollar versus the European currencies and the Trust lost on its positions in these currencies. Precious metals, namely silver, reversed as prices slumped. Gold prices seesawed up and down never settling on direction. The volatility in these markets was unprofitable to the Trust.

The third quarter was highlighted by a devaluation of the Russian ruble which sent shock waves through the world equity markets as traders liquated equities in favor of sovereign debt. Even prior to the Russian crisis, the Trust was well positioned to take advantage of rising bonds. The Trust was long the U.S., German and Japan bond markets. Interest rates on the U.S. 30-year long bond fell below 5%, the lowest level in over 30 years. In addition, the Trust was short the Nikkei and FTSE equity indices. Gold and silver prices fell to 1998 lows, as short positions in these precious metals were profitable.

The fourth quarter saw extremes in the currency sector as the U.S. dollar again gyrated for the last three months of the year. The long Japanese yen position that provided the only profit for the Trust in October was the largest losing position in November, yet by December, long Japanese yen positions were providing profits. The Fed eased interest rates one quarter point three times in seven weeks. However, long U.S. bond positions reaped few rewards as these rate cuts had already been factored in the market. Global stock indices rebounded beginning in October and long positions in the S&P and German DAX proved rewarding. The Trust ended the year with a profit of $6,400,521.

1997

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily
Indicative of Future Performance

The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Trust's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust's main line of business.

Market movements result in frequent changes in the fair market value of the Trust's open positions and, consequently, in its earnings and cash flow. The Trust's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust's open positions and the liquidity of the markets in which it trades.

The Trust can acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust's speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust's losses in any market sector will be limited to Value at Risk or by the Trust's attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Trust's market sensitive instruments.

Quantifying the Trust's Trading Value at Risk

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trust's risk exposure in the various market sectors traded by JWH is quantified below in terms of Value at Risk. Due to the Trust's mark-to-market accounting, any loss in the fair value of the Trust's open positions is directly reflected in the Trust's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

The fair value of the Trust's futures and forward positions does not have any optionality component.

In quantifying the Trust's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Trust's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Trust's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. As of December 31, 1998, the Trust's total capitalization was approximately $95.5 million.

                               December 31, 1998

                                                % of Total
Market Sector           Value at Risk           Capitalization


Interest Rates          $ 4.6 million           4.82%
Currencies              $ 1.9 million           1.99%
Stock Indices           $ 0.8 million           0.84%
Precious Metals         $ 0.5 million           0.52%
Commodities             $ 0.7 million           0.73%
Energies                $ 0.5 million           0.52%

   Total                $ 9.0 million           9.42%


Material Limitations on Value at Risk
as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions _ unusual, but historically recurring from time to time _ could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table _ as well as the past performance of the Trust _ give no indication of this "risk of ruin."

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 1998, the Trust had approximately $90,183,000 in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust's market risk exposures _ except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust's primary market risk exposures _ constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 1998, by market sector.

Interest Rates. Interest rate risk is the principal market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of smaller nations _ e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Currencies. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates _ i.e., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on JWH's currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Trust in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Trust's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 1998, the Trust's primary exposures were in the Nikkei (Japan) and All Ordinaries (Australia) stock indices. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Metals. The JWH programs currently used for the Trust trade mainly precious, not base, metals, and the Trust's primary metals market exposure is to fluctuations in the price of gold and silver. However, silver prices have remained volatile over this period, and JWH has from time to time taken substantial positions as it has perceived market opportunities to develop. The Managing Owner anticipates that gold and silver will remain the primary metals market exposure for the Trust.

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 1998. In the past, the Trust has had material market exposure to live cattle, cotton and the soybean complex and may do so again in the future. However, JWH and the Trust will maintain an emphasis on grains, coffee, sugar and cocoa, in which the Trust has historically taken its largest commodity positions.

Energy. The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although JWH trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Trust. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 1998.

Foreign Currency Balances. The Trust's primary foreign currency balances are in Japanese yen, German marks, British pounds and Australian dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Trust holds substantially all its assets in cash at CIS and CISFS, earning interest at the 91-day Treasury bill rate (calculated daily).

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Manager Owner monitors the Trust's performance and the concentration of its open positions, and consults with JWH concerning the Trust's overall risk profile. If the Managing Owner felt it necessary to do so, the Managing Owner could require JWH to close out individual positions as well as enter programs traded on behalf of the Trust. However, any such intervention would be a highly unusual event. The Managing Owner primarily relies on JWH's own risk control policies while maintaining a general supervisory overview of the Trust's market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process _ from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.

Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.


                        Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments,
Inc. The officers and directors of the Managing Owner as of December 31, 1998 were as follows:

CIS Investments, Inc.

Bernard W. Dan (born in December 1960), President and Director. Mr. Dan has served as President and Director of CISI since June 1, 1998. He received a B.S. degree in accounting from St. John's University, Collegeville, Minnesota. He joined Cargill Investor Services, Inc. in 1985 and held various operational positions. In 1986 Mr. Dan was assigned to Cargill Investor Services, Ltd. in London as Administrative Manager for all operational activities. In 1989 Mr. Dan was assigned to the CIS New York Regional Office as the Administrative Manager. Mr. Dan was named Director of Cargill Investor Services (Singapore) Pte Ltd. at the formation of the company in November 1994 and
continued in that position until April 1997.   Mr. Dan was named
President of Cargill Investor Services, Inc. on June 1, 1998. Mr. Dan actively serves within the futures industry on exchange committees and industry user groups.

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

Barbara A. Pfendler (born in May 1953), Vice President and Director. Ms. Pfendler was appointed Vice President of CISI in May 1990 and Director of CISI in June 1998. Ms. Pfendler graduated from the University of Colorado in 1975. She began her career with Cargill, Incorporated in 1975, holding various merchandising and management positions within Cargill Incorporated's Oilseed Processing Division before transferring to Cargill Investor Services, Inc. in 1986. She is currently the manager responsible for all activities of the Fund Services Group at Cargill Investor Services, Inc. She was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and Director Cargill Investor Services, Inc. in June 1998.

Jan R. Waye (born in June 1948), Vice President. Mr. Waye was appointed Vice President of CISI in June 1997. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A.
degree in Communications and Economics in 1970.

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

Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976 with a B.S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer and Controller from November 1983 until July 1991. He was elected Vice President, Administration and Operations in July 1991. Mr. Malo was Managing Director in Europe from 1996 until January 1999, responsible for CIS activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He currently serves on the Board of the FIA in Chicago.

Ronald L. Davis (born in September 1953), Vice President. Mr. Davis was elected Vice President of CISI in June 1998. Mr. Davis graduated from Illinois Institute of Technology, Chicago, Illinois with a B.S. in 1975 and with an M.B.A in 1977. He began his career in the futures industry with A.G. Becker, Incorporated in 1980 and joined Cargill Investor Services, Inc. in 1987 as the Administrative Manager of the Fund Services Group. He is responsible for all administrative, accounting and reporting functions of all CISI funds. In June 1998 Mr. Davis became Business Development Manager of the Fund Services Group.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel was elected Secretary of CISI in September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987.
 She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

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

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal was elected Assistant Secretary of CISI in June 1996. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach became Assistant Secretary of CISI in June 1996.
Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. In January 1999 she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated's global tax function.

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

CIS and CISFS, affiliates of the Managing Owner, are the Trust's clearing broker and currency dealer, respectively. During the year ended December 31, 1998, the Trust accrued and paid
$5,195,089 in brokerage commissions to CIS, as compared to $1,441,635 in 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          (a) As of December 31, 1998, no person was known to the Trust to own beneficially more than 5% of the outstanding Units.

          (b) As of December 31, 1998, the Managing Owner beneficially held an ownership of $1,085,906 (which is the equivalent of 9,409.49 Units) or approximately 1.14% of the ownership of the Trust as of that date. At December 31, 1998, Rebecca S. Steindel, Secretary of the Managing Owner, beneficially owned
              49.94 Units in joint tenancy, or approximately .0060% of the Units outstanding as of that date.



          (c) As of December 31, 1998, no arrangements were known to the registrant, including any pledges by any person of Units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.


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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

              (a) The following documents are included herein:

                 (1)     Financial Statements:

                         a. Report of Independent Public Accountants.

                         b. Statements of Financial Condition as of
                            December 31, 1998 and 1997.

                         c. Statements of Operations, Statements of
                            Unitholders' Capital and Statements of Cash Flows for the years ended December 31, 1998 and 1997.

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


Date:  March 26, 1999                   JWH GLOBAL TRUST

                                By:     CIS Investments, Inc.
                                        (Managing Owner)


                                By:     /s/ Bernard W. Dan
                                            Bernard W. Dan
                                            President


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


Date:  March 26, 1999

                                        /s/ Bernard W. Dan
                                            Bernard W. Dan
                                            Director and President


                                        /s/ Barbara A. Pfendler
                                            Barbara A. Pfendler
                                            Director and Vice President

                                        /s/ Richard A. Driver
                                            Richard A. Driver
                                            Vice President and Treasurer



                         Index to Exhibits



Number          Exhibit

3.1 Fourth Amended and Restated Declaration and Agreement of Trust (Incorporated by Reference to Post-Effective Amendment No. 1 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on June 26, 1998).


10.1 Trading Advisory Agreement dated as of April 3, 1997 between JWH Global Trust and John W. Henry & Company, Inc. (Incorporated by Reference to Amendment No. 2 to Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3, 1997).


                          Index to Financial Statements

                                JWH GLOBAL TRUST



Report of Independent Public Accountants             Page 28

Statements of Financial Condition as of
December 31, 1998 and 1997                           Page 29

Statements of Operations, for the years ended
December 31, 1998 and 1997                           Page 30

Statements of Unitholders' Capital, for the years
ended December 31, 1998 and 1997                     Page 31

Statements of Cash Flows, for the years ended
December 31, 1998 and 1997                           Page 32

Notes to Financial Statements                        Page 33

Acknowledgment                                       Page 38





Independent Auditors' Report

The Unitholders JWH Global Trust:

We have audited the accompanying statements of financial condition of JWH Global Trust (the Trust) as of December 31, 1998 and 1997, and the related statements of operations, unitholders' capital, and cash flows for each of the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Global Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

                                               KPMG LLP

Chicago, Illinois

February 5, 1999


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                           1998            1997
                                                 ---------------   -------------
ASSETS
Cash                                                 $1,601,405      $4,109,623
Equity in commodity futures
   trading accounts:
   Account balance                                   90,182,744      56,278,134
   Unrealized gain on open futures
     and forwards contracts                           7,559,155       4,481,153
                                                 ---------------   -------------
                                                     99,343,304      64,868,910

Interest receivable                                     338,264         240,745
Prepaid Initial O&O                                     451,589         583,762
                                                 ---------------   -------------
      Total assets                                 $100,133,157     $65,693,417
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $528,885        $330,854
   Accrued management fee                               328,109         205,109
   Accrued incentive fee                                120,253         656,583
   Accrued operating expenses                           109,738          93,023
   Redemptions payable                                3,533,024          31,195
   Selling and Offering Expenses Payable                 40,602          25,129
                                                 ---------------   -------------
      Total liabilities                               4,660,611       1,341,893

Unitholders' Capital:
   Beneficial owners ( 817,899.61 units outstandi    94,386,640      63,702,878
  at 12/31/98, 580,678.76 units outstanding at 12/31/97)
             (see Note 1)
   Managing owner  (9,409.49 units outstanding at     1,085,906         648,646
    12/31/98 and 5,912.68 at 12/31/97) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                     95,472,546      64,351,524
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                       $100,133,157     $65,693,417
                                                 ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED



                                                           1998            1997
                                                 ---------------   -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions          $10,418,484      $1,761,637
   Change in unrealized gain (loss)
     on open positions                                3,078,002       4,481,153
Interest income                                       3,669,771       1,042,648
Foreign currency transaction gain (loss)               (296,969)       (297,458)
                                                 ---------------   -------------
      Total revenues                                 16,869,288       6,987,980


EXPENSES

   Commissions paid to CIS                            5,195,089       1,441,635
   Exchange fees                                         59,724          12,426
   Management fees                                    3,239,007         896,312
   Incentive fees                                     1,383,562         715,477
   Organization & Offering Expenses                     532,789         176,590
   Operating expenses                                    58,596          94,292
                                                 ---------------   -------------
      Total expenses                                 10,468,767       3,336,732
                                                 ---------------   -------------
      Net profit (loss)                              $6,400,521      $3,651,248
                                                 ===============   =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                      $5.70           $9.70
                                                 ===============   =============
                                                 (see Note 1)      (see Note 1)
* Commencement of Operations was June 2, 1997

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
 From January 1, 1998 through December 31, 1998

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1998              580,678.76     $63,702,878         $648,646    $64,351,524

Additional Units Sold                                357,777.17      37,576,922          361,483     37,938,405
(see Note 1)

Net profit (loss)                                                     6,324,744           75,777      6,400,521

Redemptions (see Note 1)                            (120,556.32)    (13,217,904)                    (13,217,904)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at December 31, 1998            817,899.61     $94,386,640       $1,085,906    $95,472,546
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1998 (see Note 1)                                          109.70           109.70

Net profit (loss) per unit (see Note 1)                                    5.70             5.70
                                                                   -------------   --------------
Net asset value per unit
  December 31, 1998                                                     $115.40          $115.40

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED



                                                           1998            1997
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                  6,400,521       3,651,248
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
Increase in unrealized gain on open futures contr    (3,078,002)     (4,481,153)
Increase in interest receivable                         (97,519)       (240,745)
Decrease in prepaid initial organization & offeri       132,173        (583,762)
Increase in accrued liabilities                        (183,111)      1,310,698




                                                 ---------------   -------------
     Net cash provided by (used in)
       operating activities                           3,174,062        (343,714)

Cash flows from financing activities:
   Additional Units Sold                             40,446,623      57,521,513
   Unitholder redemptions                            (9,716,075)       (899,665)
                                                 ---------------   -------------
   Net cash provided by (used in)
     financing activities                            30,730,548      56,621,848
                                                 ---------------   -------------
Net increase (decrease) in cash                      33,904,610      56,278,134

Cash at beginning of period                          56,278,134               0
                                                 ---------------   -------------
Cash at end of period                               $90,182,744     $56,278,134
                                                 ===============   =============

* Commencement of Operations was June 2, 1997

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




(1)  General Information and Summary

JWH Global Trust (the Trust), a Delaware business trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The forwards broker is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997. The initial amount offered for investment was $50,000,000. Trading began on June 2, 1997 with initial capitalization of $13,027,103. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By December 31, 1998, a total of 947,699.53 units representing an investment for $84,449,294 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 9,409.49 units, representing a total investment of $971,483. See the JWH Global Trust prospectus for further details of the offering.

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

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions". These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust's month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the year ended December 31, 1998 was $61.

Certain large investors are eligible for a "Special Brokerage
Fee Rate" of 5% per year. As of December 31, 1998, there were no such eligible investors in the Trust.

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

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing three of its trading programs, the Original Investment Program, the Financial and Metals Portfolio and the G-7 Currency Portfolio.

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

(4)    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $41,242 for the year ended December 31, 1998 and is included in operating expenses in the statement of operations.

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

The contractual amounts of commitments for the Trust to purchase and sell exchange traded futures contracts and foreign currency forwards contracts was $570,328,165 and $1,063,876,786, respectively on December 31, 1998, and $368,276,971 and $240,130,546, respectively on December 31, 1997. The contractual amounts of these instruments reflect the extent of the Trusts' involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Trust for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $4,860,965 during 1998. Fair value as of December 31, 1998 was $7,559,155.
The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Trust holds futures positions on various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the beneficial owners would realize a 100% loss. The Trust utilizes three of the trading programs of the CTA. One trading program is diversified among all commodity groups, while the other two are diversified among the various futures contracts and forwards contracts in the financial and metals group. All three programs trade in the U.S. and outside of the U.S. Such diversification should greatly reduce this market risk.

At December 31, 1998, the cash requirement of the commodity interests of the Trust was $9,700,885. This cash requirement is met by $85,532,262 held in segregated funds, $10,790,940 held in secured funds and $1,418,697 held in nonregulated funds. At December 31, 1997, the cash requirement of the commodity interests of the Trust was $9,299,511. This cash requirement was met by $48,132,040 held in segregated funds, $6,027,922 held in secured funds and $6,599,325 held in nonregulated funds. At December 31, 1998 and 1997, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at December 31, 1998 and 1997:

Commodity Group            1998          1997

Agricultural            $283,099        99,960
Currency                 337,027       720,970
Stock Indices           (275,499)      321,503
Energies                 325,869       490,370
Metals                   111,650     1,955,345
Interest               6,777,009       893,005

     Total             7,559,155     4,481,153


The expiration dates of these open contracts is February 1999 to December 1999.



                           Acknowledgment


To the best of my knowledge and belief, the information contained herein is accurate and complete.



/s/ Richard A. Driver
    Richard A. Driver
    Treasurer, CIS Investments, Inc.,
    the Managing Owner and Commodity Pool Operator of
    JWH Global Trust