Form 10-Q
period 1999-03-31
JWH GLOBAL TRUST
filed 1999-05-13
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q


           Quarterly report pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1999


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


                               Yes X     No

                                                                   Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 1999 and the additional time frames as noted:


                                                 Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                  Ended 3/31/99     To 3/31/99     Ended 12/31/98  Ended 3/31/98   To 3/31/98
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

Statement of
Cash Flows                                                               X                                             x

Notes to Financial
Statements                                              X


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                  Mar 31, 1999     Dec 31, 1998
                                                 ---------------   -------------
                                                                                                    -1569001.29
ASSETS                                                                                              -1453706.45
Cash                                                 $3,129,582      $1,601,405                        $847,873
Equity in commodity futures                                                                            -6221.04
   trading accounts:                                                                                     106.61
   Account balance                                   92,015,051      90,182,744
   Unrealized gain on open futures
     and forwards contracts                           3,102,446       7,559,155
                                                 ---------------   -------------
                                                     98,247,078      99,343,304

Interest receivable                                     332,566         338,264
Prepaid Initial O&O                                     418,546         451,589
                                                 ---------------   -------------
      Total assets                                  $98,998,190    $100,133,157
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $509,575        $528,885
   Accrued management fee                               319,318         328,109
   Accrued incentive fee                                      0         120,253
   Accrued operating expenses                           110,363         109,738
   Redemptions payable                                2,369,860       3,533,024
   Selling and Offering Expenses Payable                 39,558          40,602
                                                 ---------------   -------------
      Total liabilities                               3,348,674       4,660,611

Unitholders' Capital:
   Beneficial owners ( 838,717.13 units outstandi    94,678,877      94,386,640
  at 3/31/99,  817,899.61 units outstanding at 12/31/98)
             (see Note 1)
   Managing owner  (8,598.45 units outstanding at       970,639       1,085,906
    3/31/99 and 9,409.49 at 12/31/98) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                     95,649,516      95,472,546
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                        $98,998,190    $100,133,157
                                                 ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED

                                                   Jan 1, 1999      Jan 1, 1999     Jan 1, 1998     Jan 1, 1998
                                                     through          through         through         through
                                                  Mar 31, 1999     Mar 31, 1999     Mar 31, 1998   Mar 31, 1998
                                                 ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $3,636,639      $3,636,639      ($1,115,205)   ($1,115,205)
   Change in unrealized gain (loss)
     on open positions                               (4,003,628)     (4,003,628)      (2,408,918)    (2,408,918)
Interest income                                         987,007         987,007          803,390        803,390
Foreign currency transaction gain (loss)                (61,053)        (61,053)        (139,524)      (139,524)
                                                 ---------------   -------------   --------------  -------------
      Total revenues                                    558,966         558,966       (2,860,258)    (2,860,258)


EXPENSES

   Commissions paid to CIS                            1,513,563       1,513,563          859,406        859,406
   Exchange fees                                         20,746          20,746           12,937         12,937
   Management fees                                      945,161         945,161          665,761        665,761
   Incentive fees                                             0               0                0              0
   Organization & Offering Expenses                     150,137         150,137          115,508        115,508
   Operating expenses                                    15,000          15,000          222,701        222,701
                                                 ---------------   -------------   --------------  -------------
      Total expenses                                  2,644,606       2,644,606        1,876,313      1,876,313
                                                 ---------------   -------------   --------------  -------------
      Net profit (loss)                             ($2,085,640)    ($2,085,640)     ($4,736,571)   ($4,736,571)
                                                 ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                     ($2.51)         ($2.51)          ($7.50)        ($7.50)
                                                 ===============   =============   ==============  =============
                                                 (see Note 1)      (see Note 1)    (see Note 1)    (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
   From January 1, 1999 through March 31, 1999

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1999              817,899.61     $94,386,640       $1,085,906    $95,472,546

Additional Units Sold                                 62,944.80       7,099,752          (93,497)     7,006,255
(see Note 1)

Net profit (loss)                                                    (2,063,870)         (21,770)    (2,085,640)

Redemptions (see Note 1)                             (42,127.28)     (4,743,645)                     (4,743,645)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at March 31, 1999               838,717.13     $94,678,877         $970,639    $95,649,516
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1999 (see Note 1)                                          109.70           109.70

Net profit (loss) per unit (see Note 1)                                    3.19             3.19
                                                                   -------------   --------------
Net asset value per unit
  March 31, 1999                                                        $112.89          $112.89

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED

                                                   Jan 1, 1999      Jan 1, 1998
                                                    through          through
                                                  Mar 31, 1999     Mar 31, 1998
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                ($2,085,640)    ($4,736,571)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units     (1,528,177)       (424,721)
     Unrealized gain (loss) on open
       futures contracts                              4,456,709       2,408,918
     Interest receivable                                  5,698         (46,485)
     Prepaid Organization and Offering Expenses          33,043          33,043
     Accrued liabilities                               (147,729)       (589,914)
     Redemptions payable                             (1,163,164)        353,696
     Selling and Offering Expenses Payable               (1,044)          3,667
                                                 ---------------   -------------
     Net cash provided by (used in)
       operating activities                            (430,304)     (2,998,367)

Cash flows from financing activities:
   Additional Units Sold                              7,006,255      14,478,161
   Unitholder redemptions                            (4,743,645)       (873,645)
                                                 ---------------   -------------
   Net cash provided by (used in)
     financing activities                             2,262,611      13,604,516
                                                 ---------------   -------------
Net increase (decrease) in cash                       1,832,306      10,606,148

Cash at beginning of period                         $90,182,744      56,278,134
                                                 ---------------   -------------
Cash at end of period                               $92,015,050     $66,884,282
                                                 ===============   =============



This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                             JWH GLOBAL TRUST
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1999


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



The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. The Units were offered pursuant to a Prospectus dated September 26, 1997 until June 25, 1998. On June 26, 1998, an amendment to the registration statement was declared effective with the SEC and the Units are were offered pursuant to a Prospectus dated June 26, 1998 until March 25, 1999. On March 26, 1999, an amendment to the registration statement was declared effective with the SEC and the Units are currently offered pursuant to a prospectus dated
March 31, 1999.   A Post-Effective Amendment was declared
effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.



The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.



The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By March 31, 1999, a total of 1,001,400.70 Units were sold to Beneficial Owners of the Trust for an investment of $104,766,951 and 9,409.49 Units were sold to the Managing Owner of the Trust for an investment of $971,483, resulting in a total of 1,010,810.10 Units representing a total investment of $105,738,434 being sold in the offering period commencing April 3, 1997.



The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing
Owner for these costs. The Trust is amortizing these costs over 60 months.



The Trust shall terminate on December 31, 2026 if none of the following occur prior to that date: (1) investors holding more than 50 percent of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) withdrawal, insolvency, bankruptcy, retirement, resignation, expulsion or dissolution of the Managing Owner of the Trust; (3) bankruptcy or insolvency of the Trust; (4) decline in the aggregate Net Assets of the Trust to less than $2,500,000; (5) decline in the Net Asset Value per Unit to $50 or less; (6) dissolution of the Trust pursuant to the Fourth Amended and Restated Declaration and Agreement of Trust; or (7) any other event which shall make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust contains a full description of the Trust's term and dissolution procedures.


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



Redemptions



A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on five days' written notice to the Managing Owner. Payment will be made within 10 business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.



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


Statements of Cash Flows


For purposes of the statements of cash flows, cash includes cash on deposit with the Clearing Broker in commodity futures trading accounts.


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



(3) FEES

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") utilizing two of its trading programs, the Original Investment Program and the Financial and Metals Portfolio, until October 4, 1998. Effective October 5, 1998, the Managing Owner added a third JWH program to the Trust, the G-7 Currency Portfolio.



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



(4) INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 and $0 for the periods ended March 31, 1999 and March 31, 1998 and is included in operating expenses in the Statement of Operations.


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



The Trust holds futures positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the Beneficial Owners would realize a 100% loss. During the period of these financials, the Trust utilized two of the trading programs of the CTA until October 4, 1998 (a third program was added on October 5, 1998 as discussed below). One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financials and metals group. Both programs trade in the U.S. and outside of the U.S. To further increase the diversification of the Trust, on October 5, 1998 the Managing Owner added a third program of the CTA to the two programs already being traded by the Trust. This program, the G-7 Currency Portfolio, is diversified among a number of world currencies against each other, unlike the other programs which trade versus the U.S. dollar only. In addition, the G-7 Currency Portfolio trades currencies not traded in the other two programs. Such diversification should greatly reduce this market risk.



The margin requirement at March 31, 1999 was $15,042,079. To meet this requirement, the Trust had on deposit with the Clearing Broker $82,576,173 in segregated funds, $4,621,377 in secured funds and $7,912,376 in non-regulated funds. At March 31, 1999, cash was on deposit with the Clearing Broker and the Forwards Currency Broker which exceeded the cash requirement amount.



The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Trust as of March 31, 1999:



     COMMODITY GROUP                UNREALIZED GAIN/(LOSS)


AGRICULTURAL COMMODITIES		    35,610

FOREIGN CURRENCIES                       1,442,892

STOCK INDICES                              601,336

ENERGIES                                   780,861

METALS                                      96,234

INTEREST RATE INSTRUMENTS                  145,513
                                          _________

TOTAL                                    3,102,446



The range of maturity dates of these exchange traded open contracts is April of 1999 to March of 2000. The average open trade equity for the period of January 1, 1999 to March 31, 1999 is $6,027,467.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999, as part of its Annual Report on Form 10-K.



The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



      Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operation



                   Fiscal Quarter ended March 31, 1999

The Trust recorded a loss of $2,085,640 or $2.51 per Unit for the first quarter of 1999. This compares to a loss of $4,736,571 or $7.50 per Unit for the first quarter of 1998.



In the first month of the quarter the Trust posted a loss resulting primarily from volatility in the currency sector as well as Japanese interest rates. The Trust posted a gain for the second month of the quarter resulting primarily from trading in precious metals and currencies. During the third month of the quarter concerns about the military conflict in Kosovo mounted. As a result the global markets experienced increased volatility, namely in precious metals and interest rates, and the Trust posted a small loss. Overall, the first quarter of fiscal 1999 ended negatively for the Trust accounts managed by JWH. At March 31, 1999, JWH was managing 100% of the Trust's assets in three trading programs, the Original Investment Program, the Financial and Metals Portfolio and the G-7 Currency Portfolio.



Currencies were the most volatile sector for the month of January; namely short positions in the British pound and long positions in the Japanese yen. The anxiously awaited Euro began trading and started out the year on a positive note as short positions rendered small profits for the Trust. The only profitable interest rate market was in Germany where the Trust maintained a long German bund position, thereby taking advantage of falling German rates. Short positions in the Japanese government bond and Australian bond positions created losses for the Trust. Coffee prices vacillated; rising in December and falling in January. The Trust posted losses from long coffee positions. Long sugar positions were also unprofitable. The Nikkei stock index provided the majority of the loss in the stock indices, as short positions were unprofitable. Crude oil prices showed no direction during the month. Short positions were retained during January and resulted in a small loss for the Trust. All in all, the Trust posted a loss of $3,893,098 or $4.70 per Unit in January.



In February, agricultural prices declined steadily throughout the month as the Trust was positioned to profit from short positions in coffee, corn, wheat, and soybeans. Energy prices eroded allowing short positions in crude and heating oil to
provide profits.   Long silver positions in the precious metals
sector were profitable and the Nikkei stock index provided gains amidst a falling and then rising market. Currency trading rendered gains from short positions in the Euro, British pound and Swiss franc as each currency declined against the U.S. dollar. These gains were able to cover losses in the Australian dollar and Japanese yen. Interest rates were the only unprofitable sector for the Trust. The Trust was able to take advantage of rising interest rates in the U.S. 10-year notes and 30-year bonds. However, long Japanese government bond and German bund positions recorded more significant losses.
Overall, the Trust posted a gain of $2,554,238 or $3.07 per Unit in February.



In March, silver and gold positions were extremely volatile as the Trust recorded losses from long silver positions and short gold positions. Short bond positions in Australia and in the United Kingdom were unprofitable as interest rates in both began to rise. However, long Japanese government bond positions were the largest loser in this sector as bond prices plummeted. The price decline in the agricultural complex, which provided profit opportunities during February from short positions, saw a reversal in March as sustained short corn and coffee positions gave back profits. Currencies were the most favorable sector for the Trust. A flight to quality in the U.S. dollar has provided opportunities for the Trust to profit from long U.S. dollar positions versus the Euro and Swiss franc. The conflict in Kosovo has exacerbated the crisis-related selling of the Euro and the flow of money into the U.S. dollar. The Nikkei stock index moved sharply higher during March and the Trust profited from long positions. Long positions in the Australian All-Ordinaries index were also profitable. A sharp rise in energy prices gave way to profits from long positions in crude oil. Rumors of gasoline shortages as well as the decision of world oil producers to cut oil production pushed crude prices higher throughout the month. Overall, the Trust posted a loss of $746,780 or $.88 per Unit in March.



During the quarter there were 62,944.80 additional Units sold to the Beneficial Owners for an investment of $7,099,752; there were no Units sold to the Managing Owner. Investors redeemed a total of 42,127.28 Units during the quarter. At the end of the quarter there were 838,717.13 Units outstanding owned by the Beneficial Owners and 8,598.45 Units outstanding owned by the Managing Owner.



During the fiscal quarter ended March 31, 1999, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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



During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and is participating again with the FIA in "street wide" testing during the second quarter of 1999.



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
                       About Market Risk



There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market
Risk" was made in the Form 10K of the Trust dated December 31, 1998.




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



                                      JWH GLOBAL TRUST


Date: May 13, 1999                    By:     CIS Investments, Inc.,
                                              its Managing Owner



                                      By:     /s/ Richard A. Driver
                                                  Richard A. Driver, Treasurer


                                      (Duly authorized officer of the Managing
                                      Owner and the Principal Financial Officer of the Managing Owner)