Form 10-Q
period 1999-06-30
JWH GLOBAL TRUST
filed 1999-08-12
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

          Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1999

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

                              Yes X     No

                                                                   Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 1999 and the additional time frames as noted:


                                                 Fiscal Quarter    Year to Date      Fiscal Year   Fiscal Quarter Year to Date
                                                  Ended 6/30/99     To 6/30/99     Ended 12/31/98  Ended 6/30/98   To 6/30/98
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

Statement of
Cash Flows                                                               X                                             x

Notes to Financial
Statements                                              X


                JWH GLOBAL TRUST
        STATEMENTS OF FINANCIAL CONDITION
                    UNAUDITED

                                                  Jun 30, 1999     Dec 31, 1998
                                                 ---------------   -------------
Cash                                                 $1,294,551      $1,601,405
Equity in commodity futures
   trading accounts:
   Account balance                                   96,289,242      90,182,744
   Unrealized gain on open futures
     and forwards contracts                           5,786,966       7,559,155
                                                 ---------------   -------------
                                                    103,370,759      99,343,304

Interest receivable                                     363,557         338,264
Prepaid Initial O&O                                     385,503         451,589
                                                 ---------------   -------------
      Total assets                                 $104,119,819    $100,133,157
                                                 ===============   =============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                      $548,836        $528,885
   Accrued management fee                               342,552         328,109
   Accrued incentive fee                                853,599         120,253
   Accrued operating expenses                            95,952         109,738
   Redemptions payable                                1,061,235       3,533,024
   Selling and Offering Expenses Payable                 42,081          40,602
                                                 ---------------   -------------
      Total liabilities                               2,944,256       4,660,611

Unitholders' Capital:
   Beneficial owners ( 834,110.57 units outstandi   100,143,234      94,386,640
  at 6/30/99,  817,899.61 units outstanding at 12/31/98)
             (see Note 1)
   Managing owner  (8,598.45 units outstanding at     1,032,329       1,085,906
    6/30/99 and 9,409.49 at 12/31/98) (see Note 1)
                                                 ---------------   -------------
      Total unitholders' capital                    101,175,563      95,472,546
                                                 ---------------   -------------
      Total liabilities and
        unitholders' capital                       $104,119,819    $100,133,157
                                                 ===============   =============



This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)




                JWH GLOBAL TRUST
            STATEMENTS OF OPERATIONS
                    UNAUDITED

                                                   Apr 1, 1999      Jan 1, 1999     Apr 1, 1998     Jan 1, 1998
                                                     through          through         through         through
                                                  Jun 30, 1999     Jun 30, 1999     Jun 30, 1998   Jun 30, 1998
                                                 ---------------   -------------   --------------  -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           $6,329,326      $9,965,965       $3,588,449     $2,473,244
   Change in unrealized gain (loss)
     on open positions                                2,684,301      (1,319,327)      (4,313,036)    (6,721,955)
Interest income                                       1,052,904       2,039,911          883,702      1,687,093
Foreign currency transaction gain (loss)               (328,207)       (389,260)        (159,517)      (299,042)
                                                 ---------------   -------------   --------------  -------------
      Total revenues                                  9,738,323      10,297,289             (402)    (2,860,660)


EXPENSES

   Commissions paid to CIS                            1,622,160       3,135,722          978,530      1,837,937
   Exchange fees                                         17,698          38,444           11,463         24,400
   Management fees                                    1,010,841       1,956,001          755,678      1,421,438
   Incentive fees                                       853,599         853,599                0              0
   Organization & Offering Expenses                     157,595         307,732          126,725        242,233
   Operating expenses                                    15,639          30,639          204,246        426,947
                                                 ---------------   -------------   --------------  -------------
      Total expenses                                  3,677,532       6,322,138        2,076,641      3,952,955
                                                 ---------------   -------------   --------------  -------------
      Net profit (loss)                              $6,060,792      $3,975,151      ($2,077,043)   ($6,813,614)
                                                 ===============   =============   ==============  =============


PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                      $7.17           $4.66           ($2.98)       ($17.48)
                                                 ===============   =============   ==============  =============
                                                 (see Note 1)      (see Note 1)    (see Note 1)    (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
   From January 1, 1999 through June 30, 1999

                    UNAUDITED
Additional Units Sold                                               Beneficial       Managing
(see Note 1)                                         Units*           Owners           Owner           Total
                                                 ---------------   -------------   --------------  -------------

Unitholders' capital at January 1, 1999              817,899.61     $94,386,640       $1,085,906    $95,472,546

Additional Units Sold                                 97,234.12      11,147,786          (93,497)    11,054,289
(see Note 1)

Net profit (loss)                                                     3,935,232           39,920      3,975,152

Redemptions (see Note 1)                             (81,023.16)     (9,326,424)                     (9,326,424)
                                                 ---------------   -------------   --------------  -------------
Unitholders' capital at March 31, 1999               834,110.57    $100,143,234       $1,032,329   $101,175,563
                                                 ===============   =============   ==============  =============

Net asset value per unit
   January 1, 1999 (see Note 1)                                          112.89           112.89

Net profit (loss) per unit (see Note 1)                                    7.17             7.17
                                                                   -------------   --------------
Net asset value per unit
  June 30, 1999                                                         $120.06          $120.06

* Units of Beneficial Ownership.


This Statement of Changes in Unitholders' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)



                JWH GLOBAL TRUST
            STATEMENTS OF CASH FLOWS
                    UNAUDITED

                                                   Jan 1, 1999      Jan 1, 1998
                                                    through          through
                                                  Jun 30, 1999     Jun 30, 1998
                                                 ---------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                 $3,975,151     ($6,813,614)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units        306,854         510,880
     Unrealized gain (loss) on open
       futures contracts                              1,772,189       6,721,954
     Interest receivable                                (25,293)        (67,734)
     Prepaid Organization and Offering Expenses          66,086          66,087
     Accrued liabilities                                753,954        (561,591)
     Redemptions payable                             (2,471,789)        675,797
     Selling and Offering Expenses Payable                1,479           7,193
                                                 ---------------   -------------
     Net cash provided by (used in)
       operating activities                           4,378,632         538,971

Cash flows from financing activities:
   Additional Units Sold                             11,054,289      25,178,102
   Unitholder redemptions                            (9,326,424)     (2,294,736)
                                                 ---------------   -------------
   Net cash provided by (used in)
     financing activities                             1,727,866      22,883,368
                                                 ---------------   -------------
Net increase (decrease) in cash                       6,106,498      23,422,338

Cash at beginning of period                         $90,182,744      56,278,134
                                                 ---------------   -------------
Cash at end of period                               $96,289,242     $79,700,472
                                                 ===============   =============



This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)






                            JWH GLOBAL TRUST

                       NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999


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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. The Units were offered pursuant to a Prospectus dated September 26, 1997 until June 25, 1998. On June 26, 1998, an amendment to the registration statement was declared effective with the SEC and the Units were offered pursuant to a Prospectus dated June 26, 1998 until March 25, 1999. On March 26, 1999, an amendment to the registration statement was declared effective with the SEC and the Units are
currently offered pursuant to a prospectus dated March 31, 1999.   A Post-
Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By June 30, 1999, a total of 1,035,690.02 Units were sold to Beneficial Owners of the Trust for an investment of $108,814,985.00 and 9,409.49 Units were sold to the Managing Owner of the Trust for an investment of $971,483, resulting in a total of 1,045,099.51 Units representing a total investment of $109,786,468.00 being sold in the offering period commencing April 3, 1997.

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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Trust conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies that the Trust follows in preparing its financial statements.


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


(4) INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 and $0 for the periods ended June 30, 1999 and June 30, 1998 and is included in operating expenses in the Statement of Operations.


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

The margin requirement at June 30, 1999 was $12,826,828. To meet this requirement, the Trust had on deposit with the Clearing Broker $84,663,874 in segregated funds, $7,128,573 in secured funds and $10,283,761 in non-regulated funds. At June 30, 1999, cash was on deposit with the Clearing Broker and the Forwards Currency Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of June 30, 1999:


COMMODITY GROUP                  		UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES				  (203,328)

FOREIGN CURRENCIES                                         681,858

STOCK INDICES                                              436,169

ENERGIES                                                   678,725

METALS                                                     240,359

INTEREST RATE INSTRUMENTS                                3,953,183
                                                         _________

TOTAL                                   		 5,786,966

The range of maturity dates of these exchange traded open contracts is August of 1999 to June of 2000. The average open trade equity for the period of January 1, 1999 to June 30, 1999 is $6,624,373.



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


          Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operation


                         Fiscal Quarter ended June 30, 1999


The Trust recorded a gain of $6,060,792 or $7.17 per Unit for the second quarter of 1999. This compares to a loss of $2,077,043 or $2.98 per Unit for the second quarter of 1998.

In the first month of the quarter the Trust posted a gain resulting primarily from an appreciating Japanese stock market, rising crude oil prices, falling commodity prices and continued appreciation of the U.S. Dollar versus the Euro and Swiss Franc. The Trust posted a loss during the second month of the quarter resulting primarily from the currencies and indices and despite the declining price of gold and the continued decline of the Euro currency. During the third month of the quarter, the Trust posted a gain as it continued to benefit from the freefall in gold prices and the declining Euro currency. Overall, the second quarter of fiscal 1999 ended positively for the Trust accounts managed by JWH. At June 30, 1999, JWH was managing 100% of the Trust's assets in three trading programs, the Original Investment Program, the Financial and Metals Portfolio and the G-7 Currency Portfolio.

In April, currencies were the most favorable sector for the Trust. The continued flight to quality to the U.S. dollar provided opportunities for the Trust to profit from long U.S. dollar positions versus the Euro and Swiss franc. As the conflict in Kosovo persisted, the flow of money into the U.S.
dollar continued.   Trading in the Japanese yen and Australian dollar was also profitable. Confidence in the Japanese stock market restored performance in the Nikkei 225 as the index was up approximately 20% year to date. A long position in the Nikkei helped the Trust generate profits as did long positions in the S&P 500 Index and Hang Seng Index.

During April, the unprofitable trading sectors were mainly interest rates and precious metals. As Europe cut interest rates mid-month, the Trust's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the Trust posted a gain of $3,721,267 or $4.39 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Trust benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the US, coupled with the inflation fears caused the continuation of the decline in the US 10-year and 30-year bonds. The Trust held short positions in this sector during May, resulting in profits for the period. In addition, the Trust held long positions in the Japanese government bond that were profitable.

Notwithstanding these gains, the trust posted a loss for May primarily due to the markets moving against the Trust's long positions in energies and indicies, as well as from long positions in British pounds and short coffee positions. During May, we saw the Euro fall to its lowest level versus the US dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Overall, the Trust posted a loss of $201,809 or $.24 per Unit in May.

In June, the rumor of the Fed raising interest rates in the US became a reality. The Trust's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Trust for the fourth consecutive month. Once again, the profit opportunities came from long US dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, also seemed attributable to investors losing confidence in the Euro.

During June, the Trust continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index have been profitable for the Trust for the entire year, as the percentage gain in this index for 1999 is 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999. Overall, the Trust posted a gain of $2,541,334 or $3.02 per Unit in June.

During the quarter there were 34,289.32 additional Units sold to the Beneficial Owners for an investment of $4,048,034; there were no Units sold to the Managing Owner. Investors redeemed a total of 38,895.88 Units during the quarter. At the end of the quarter there were 834,110.57 Units outstanding owned by the Beneficial Owners and 8,598.45 Units outstanding owned by the Managing Owner.

During the quarter, the Managing Owner, CIS Investments, Inc. experienced the following officer changes: Shaun D. O'Brien replaced former Vice President & Treasurer Richard A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

During the fiscal quarter ended June 30, 1999, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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


Year 2000 Issue

CIS surveyed its major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has begun developing various "contingency plans" in the event that mission critical systems should fail. This development is proceeding on schedule.

CIS is taking this issue seriously and has a goal of maintaining reasonable procedures in order to eliminate as much risk as possible to its customers (including the Partnership), its counterparties and itself. Despite the best efforts of CIS, CISFS and CISI, there can be no assurance that the above steps will be sufficient or that all potential problems have been identified in order to avoid any adverse impact to the Partnership. CIS and its affiliates make no representations or warrants related to Year 2000 readiness or compliance, including but not limited to business interruption, whether from failures in their own computer systems, those of the Advisors, or any other third party.




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

In March, silver and gold positions were extremely volatile as the Trust recorded losses from long silver positions and short gold positions. Short bond positions in Australia and in the United Kingdom were unprofitable as interest rates in both began to rise. However, long Japanese government bond positions were the largest loser in this sector as bond prices plummeted. The price decline in the agricultural complex, which provided profit opportunities during February from short positions, saw a reversal in March as sustained short corn and coffee positions gave back profits. Currencies were the most favorable sector for the Trust. A flight to quality in the U.S. dollar has provided opportunities for the Trust to profit from long U.S. dollar positions versus the Euro and Swiss franc. The conflict in Kosovo has exacerbated the crisis -related selling of the Euro and the flow of money into the U.S. dollar. The Nikkei stock index moved sharply higher during March and the Trust profited from long positions. Long positions in the Australian All-Ordinaries index were also profitable. A sharp rise in energy prices gave way to profits from long positions in crude oil. Rumors of gasoline shortages as well as the decision of world oil producers to cut oil production pushed crude prices higher throughout the month. Overall, the Trust posted a loss of $746,780 or $.88 per Unit in March.

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

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Trust. Positions in the U.S. 30-year bond led losses in the global interest rate market. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. Except for small gains in soybeans and soybean -derivative markets, positions in agricultural commodities resulted in losses overall. The Trust recorded a loss of $2,152,837 or $3.18 per Unit in March.

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



                                                JWH GLOBAL TRUST

Date: August 12, 1999                       By: CIS Investments, Inc.,
                                                its Managing Owner

                                            By:	/s/ Shaun D. O'Brien
                                                Shaun D. Obrien
                                                Treasurer & Vice President


                                            Duly authorized officer of the
                                            Managing Owner and the Principal
                                            Financial Officer of the Managing
                                            Owner)