Form 10-Q
period 1999-09-30
JWH GLOBAL TRUST
filed 1999-11-12
CIK 1027099

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                              Yes X     No

                         Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 1999 and the additional time frames as noted:

                               Fiscal Quarter     Year to Date           Fiscal Year        Fiscal Quarter      Year to Date
                                Ended 9/30/99      To 9/30/99           Ended 12/31/98       Ended 9/30/98       To 9/30/98
                                -------------      ----------           --------------       -------------       ----------
Statement of
Financial Condition                   X                                       X

Statement of
Operations                            X                X                                           X                    X

Statement of Changes
in Partners' Capital                                   X

Statement of
Cash Flows                                             X                                                                X

Notes to Financial
Statements                            X

                                                      JWH GLOBAL TRUST
                                              STATEMENTS OF FINANCIAL CONDITION
                                                         UNAUDITED

                                                               Sep 30, 1999                Dec 31, 1998
                                                               ------------                -----------
ASSETS
Cash                                                             $1,148,150                  $1,601,405
Equity in commodity futures
   trading accounts:
   Account balance                                               95,252,291                  90,182,744
   Unrealized gain on open futures
     and forwards contracts                                         (25,507)                  7,559,155

                                                                 96,374,934                  99,343,304

Interest receivable                                                 378,792                     338,264
Prepaid Initial O&O                                                 352,460                     451,589

      Total assets                                              $97,106,186                $100,133,157
                                                              =============              ==============


LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                                  $509,258                    $528,885
   Accrued management fee                                           319,696                     328,109
   Accrued incentive fee                                                  0                     120,253
   Accrued operating expenses                                       105,952                     109,738
   Redemptions payable                                            1,300,967                   3,533,024
   Selling and Offering Expenses Payable                             39,598                      40,602

      Total liabilities                                           2,275,470                   4,660,611

Unitholders' Capital:
 Beneficial owners (842,520.14 units outstanding                 93,872,685                  94,386,640
  at 9/30/99, 817,899.61 units outstanding at
  12/31/98) (see Note 1)
 Managing owner (8,598.45 units outstanding at                      958,030                   1,085,906
  9/30/99 and 9,409.49 at 12/31/98) (see Note 1)

      Total unitholders' capital                                 94,830,715                  95,472,546

      Total liabilities and
        unitholders' capital                                    $97,106,186                $100,133,157
                                                              =============              ==============



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

                                                          July 1, 1999      Jan 1, 1999      July 1, 1998        Jan 1, 1998
                                                            through           through           through            through
                                                          Sep 30, 1999      Sep 30, 1999     Sep 30, 1998        Sep 30, 1998
                                                          ------------      ------------     ------------        ------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                   ($55,897)       $9,910,068       ($3,211,107)        ($737,863)
   Change in unrealized gain (loss)
     on open positions                                     (5,812,473)       (7,131,800)       18,942,219        12,220,264
Interest income                                             1,152,297         3,192,209         1,015,193         2,702,286
Foreign currency transaction gain (loss)                      128,860          (260,400)          (35,380)         (334,421)

      Total revenues                                       (4,587,213)        5,710,077        16,710,924        13,850,265


EXPENSES

   Commissions paid to CIS                                  1,564,456         4,700,178         1,125,392         2,963,329
   Exchange fees                                               24,933            63,378            18,063            42,463
   Management fees                                            979,731         2,935,732           872,670         2,294,108
   Incentive fees                                                   0           853,599         1,263,310         1,263,310
   Organization & Offering Expenses                           154,401           462,133           140,682           382,915
   Operating expenses                                          15,000            45,639           329,497           756,444

      Total expenses                                        2,738,521         9,060,659         3,749,614         7,702,569

      Net profit (loss)                                   ($7,325,734)      ($3,350,583)      $12,961,310        $6,147,696
                                                          ===========        ==========       ===========        ==========



PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                           ($8.64)          ($3.98)           $15.94              $5.46
                                                          ===========        ==========       ===========        ==========

                                                          (see Note 1)      (see Note 1)      (see Note 1)      (see Note 1)

This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

                                              JWH GLOBAL TRUST
                                STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
                               From January 1, 1999 through September 30, 1999
                                                  UNAUDITED

Additional Units Sold                                                Beneficial       Managing
(see Note 1)                                         Units*           Owners            Owner               Total
                                                     ------           ------            -----               -----
Unitholders' capital at January 1, 1999             817,899.61      $94,386,640       $1,085,906         $95,472,546

Additional Units Sold                               136,348.97       15,632,871          (93,497)         15,539,374
(see Note 1)

Net profit (loss)                                                    (3,316,203)         (34,379)         (3,350,582)

Redemptions (see Note 1)                           (111,728.44)     (12,830,623)               0         (12,830,623)

Unitholders' capital at September 30, 1999          842,520.14      $93,872,685         $958,030         $94,830,715
                                                   ===========      ===========         ========         ===========


Net asset value per unit
   January 1, 1999 (see Note 1)                                          115.40           115.40

Net profit (loss) per unit (see Note 1)                                   (3.98)           (3.98)

Net asset value per unit
  September 30, 1999                                                    $111.42          $111.42


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

                                                                         Jan 1, 1999                 Jan 1, 1998
                                                                           through                     through
                                                                         Sep 30, 1999                Sep 30, 1998
                                                                         ------------                ------------
Cash flows from operating activities:
   Net profit (loss)                                                     ($3,350,583)                ($6,813,614)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units sold                        453,255                     510,880
     Unrealized gain (loss) on open
       futures contracts                                                   7,584,662                   6,721,954
     Interest receivable                                                     (40,528)                    (67,734)
     Prepaid Organization and Offering Expenses                               99,129                      66,087
     Accrued liabilities                                                    (152,080)                   (561,591)
     Redemptions payable                                                  (2,232,057)                    675,797
     Selling and Offering Expenses Payable                                    (1,004)                      7,193
                                                                           ---------                    --------
     Net cash provided by (used in)
       operating activities                                                2,360,795                     538,971
                                                                           ---------                    --------
Cash flows from financing activities:
   Additional Units Sold                                                  15,539,374                  25,178,102
   Unitholder redemptions                                                (12,830,623)                 (2,294,736)
                                                                         -----------                  ----------
   Net cash provided by (used in)
     financing activities                                                  2,708,752                  22,883,368

Net increase (decrease) in cash                                            5,069,546                  23,422,338

Cash at beginning of period                                              $90,182,744                  56,278,134
                                                                         -----------                  ----------
Cash at end of period                                                    $95,252,290                 $79,700,472
                                                                         ===========                 ===========



This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

                            JWH GLOBAL TRUST

                       NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1999


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

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By September 30, 1999, a total of 842,520.14 Units were sold to Beneficial Owners of the Trust for an investment of $93,872,685 and 8598.45 Units were sold to the Managing Owner of the Trust for an investment of $958,030, resulting in a total of 851,118.59 Units representing a total investment of $94,830,715 being sold in the offering period commencing April 3, 1997.

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

(4) INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 and $42,246 for the periods ended September 30, 1999 and September 30, 1998 and is included in operating expenses in the Statement of Operations.


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

The margin requirement at September 30, 1999 was $11,719,763. To meet this requirement, the Trust had on deposit with the Clearing Broker $78,911,811 in segregated funds, $6,647,526 in secured funds and $9,667.447 in non-regulated funds. At September 30, 1999, cash was on deposit with the Clearing Broker and the Forwards Currency Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of September 30, 1999:



COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                                   387,842

FOREIGN CURRENCIES                                         588,095

STOCK INDICES                                               78,906

ENERGIES                                                   922,022

METALS                                                  (2,188,649)

INTEREST RATE INSTRUMENTS                                  186,276
                                                        ---------------

TOTAL                                                      (25,508)


The range of maturity dates of these exchange traded open contracts is November of 1999 to September of 2000. The average open trade equity for the period of January 1, 1999 to September 30, 1999 is $5,708,715.



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

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 1999


The Trust recorded a loss of $7,325,734 or $8.64 per Unit for the third quarter of 1999. This compares to a gain of $12,961,310 or $15.94 per Unit for the third quarter of 1998.

In the first month of the quarter the Trust posted a loss resulting primarily from excessive volatility in the currency markets. The Trust posted a small loss during the second month of the quarter due in part to long positions held in global interest rates and the Japanese Nikkei stock index. During the third month of the quarter, the Trust surrendered profits due to rapidly escalating gold prices and the trust's short gold positions. Overall, the third quarter of fiscal 1999 ended negatively for the Trust accounts managed by JWH. At September 30, 1999, JWH was managing 100% of the Trust's assets in three trading programs, the Original Investment Program, the Financial and Metals Portfolio and the G-7 Currency Portfolio.

The Trust posted a loss for July, largely due to excessive volatility in the currency markets. After gaining value versus the world's currencies for several weeks, the U.S. dollar ran out of steam by the mid-month. As a result, the Trust posted losses from long Dollar positions against the Euro, Swiss franc and Japanese yen. The decline of the Dollar continued through month end, which prompted short Dollar positions to be established.

Losses in the currency markets wiped out smaller gains that came from global interest rates, metals, energy and the agricultural sectors. Short positions in the 10-year and 30-year U.S. bonds provided profits as the long bond yield rose above 6.1%. The Trust's strongest gains in this sector came from Europe where interest rates continued to rise. Profits were earned from short positions in the Euro Bund, Euro Bobl and U.K. Gilt. Likewise, the Trust continued to profit from its short positions in the gold market as the price of gold fell to its lowest level in 20 years; $253.70 per troy ounce. All in all, the Trust posted a loss of $3,458,054 or $4.11 per Unit in July.

In August, the Trust posted another small loss. Gains for the Trust were the result of a weaker U.S. dollar, versus the Yen and Euro specifically. Stronger crude oil prices and lower gold prices also provided gains. Unfortunately, these gains were offset by losses in global interest rates and the Japanese Nikkei stock index. Long positions in the Japanese stock index (the Nikkei) that were profitable for the entire year were closed out and small losses were recorded during August.

Currencies provided some resurrection in the form of a stronger Yen and Euro versus the U.S. dollar. Since mid-July, the Trust held profitable long positions in the Yen and Euro looking for these currencies to strengthen against the Dollar. Long positions in crude oil performed well as prices rose $2 per barrel during August exceeding $22 per barrel. Gold prices again plummeted through a 20-year low to $253.00 per troy ounce. Notwithstanding these gains, the Trust posted a loss of $249,569 or $.29 per Unit in August.

The Trust had a difficult time in the markets during September. Losses were primarily attributable to its short gold position, as the price rose over $50 per ounce. The price of gold escalated rapidly after 15 European central banks announced that they wouldn't sell or lease additional gold for the next five years.

Unfortunately, gains in Crude oil and the Japanese Yen were offset by losses in gold, as well as short positions in the U.S. and Japanese bond markets.

The Trust's long positions in Crude oil performed well as prices rose nearly another $2 per barrel. Currencies provided small gains as the Japanese yen strengthened against the U.S. dollar for the second consecutive month. In addition, long yen positions proved profitable relative to the European currencies. Overall, the Trust posted a loss of $3,618,111 or $4.24 per Unit in September.

During the quarter there were 39,114.85 additional Units sold to the Beneficial Owners for an investment of $4,485,084.95; there were no Units sold to the Managing Owner. Investors redeemed a total of 30,705.28 Units during the quarter. At the end of the quarter there were 842,520.14 Units outstanding owned by the Beneficial Owners and 8,598.45 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended September 30, 1999, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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



Year 2000 Issue

CIS surveyed its major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are nearly complete. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has developed various "contingency plans" in the event that mission critical systems should fail.

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



                                JWH GLOBAL TRUST

Date: November 11, 1999       By: CIS Investments, Inc.,
                                  its Managing Owner

                              By: /s/ Shaun D. O'Brien
                                  Shaun D. O'Brien
                                  Treasurer & Vice President


                              Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)