Form 10-K
period 1999-12-31
JWH GLOBAL TRUST
filed 2000-03-28
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended       Commission File No.  333-16825
        December 31, 1999

                         JWH GLOBAL TRUST

        (Exact name of registrant as specified in its charter)

             Delaware                        36-4113382
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification #)

       233 South Wacker Drive, Suite 2300, Chicago, IL   60606
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
29, 2000:  $72,293,066

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

Incorporated by Reference in Part IV, Item 14 is Post-Effective
Amendment No. 2 to Registration Statement No. 333-33937 of the
Trust on Form S-1 under the Securities Act of 1933, filed on March 1, 1999.

Incorporated by Reference in Part IV, Item 14 is Post-Effective
Amendment No. 3 to Registration Statement No. 333-33937 of the
Trust on Form S-1 under the Securities Act of 1933, filed on November 29, 1999.

                                Part I

Item 1.  Business

JWH Global Trust (the "Trust") is a Delaware business trust organized on November 12, 1996 under the Delaware Business Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals ("Commodity Interests") pursuant to the trading instructions of an independent trading advisor. The managing owner of the Trust is CIS Investments, Inc., a Delaware corporation organized in June 1983 ("CISI" or the "Managing Owner"). The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act ("The CEA Act"), as amended, and is responsible for administering the business and affairs of the Trust exclusive of trading decisions. The Managing Owner is an affiliate of Cargill Investor Services, Inc., the clearing broker for the Trust ("CIS" or the "Clearing Broker") and CIS Financial Services, Inc., which acts as the Trust's currency dealer ("CISFS"). Trading decisions for the Trust are made by an independent commodity trading advisor, John W. Henry & Company, Inc.

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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. On June 26, 1998, Post-Effective Amendment No. 1 to the registration statement was declared effective with the SEC. On March 1, 1999, Post-Effective Amendment No. 2 was filed with the SEC and on November 29, 1999 Post-Effective Amendment No. 3 was filed with the SEC. The Units currently are offered pursuant to a Prospectus dated January 3, 2000. As a result of the Units being offered at each month-end's Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.


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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust's clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust
(i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and
(ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust's trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust is amortizing these costs over the Trust's first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement of 0.5% of the Trust's net assets per year. The Prospectus includes a complete discussion of the Trust's fees and expenses. The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust's commodity transactions with respect to that portion of the Trust's assets allocated to it. As of December 31, 1999, JWH was managing 100% of the Trust's assets. The Advisory Agreement with JWH commenced on April 3, 1997 and continued in effect until the close of business on the last day of the 12th full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

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

The Trust trades in the global futures and forward markets pursuant to the Trading Advisor's proprietary trading strategies. From the commencement of trading on June 2, 1997 until October 4, 19998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio. For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio. On January 1, 2000, the Trust substituted the JWH GlobalAnalytics Family of Programs for the Original Investment Program. Trust assets were reallocated 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics Family of Programs. JWH will continue to rebalance the Trust's assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

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

The Trust's business constitutes only one segment for financial reporting purposes; it is a Delaware business trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust's business, as of December 31, 1999, is set forth under Items 6 and 7 herein.


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

Item 2.  Properties

The Trust does not utilize any physical properties in the conduct of its business. The Managing Owner uses the offices of CIS, at no additional charge to the Trust, to perform its administration functions, and the Trust uses the offices of CIS, again at no additional charge to the Trust, as its principal administrative offices.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.  Market for the Registrant's Units and Related Security
        Holder Matters


     (a) There is no established public market for the Units and none is expected to develop.

     (b) As of December 31, 1999, there were 806,374.79 Units held by the Beneficial Owners for an investment of $84,270,892. The Managing Owner held an investment of $898,974 (which is the equivalent of 8,602.14 Units). A total of 177,214.77 Units had been redeemed by Beneficial Owners during the period from January 1, 1999 to December 31, 1999. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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

Item 6.  Selected Financial Data

(1997 was the Trust's first year of trading, so no data is available prior to 1997)

                                   Year ended December 31,
                                    1997     1998      1999

1. Operating Revenues(000)         $6,988  $16,869    2,339
2. Income (Loss) From
   Continuing Operations(000)        3,651   6,401   (9,222)
3. Income (Loss) Per Unit            9.70     5.70   (10.89)
4. Total Assets(000)                65,693 100,133   89,612
5. Long Term Obligations              0          0       0
6. Cash Dividend Per Unit             0          0       0



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

The Trust's net assets are held in brokerage accounts with CIS and CISFS. The Trust earns interest on 100 percent of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 1999 CIS and CISFS had paid or accrued to pay interest of $4,299,669 to the Trust. For the calendar year ended December 31, 1998 CIS and CISFS paid or accrued to pay interest of $3,669,771 to the Trust.

For the fiscal year ended December 31, 1999, investors redeemed a total of 177,214.77 Units for $19,704,627. For the fiscal year ended December 31, 1998, investors redeemed a total of 120,556.32 Units for $13,217,904.

During 1999, Beneficial Owners purchased 164,883.44 Units for $18,624,039. The Managing Owner did not make an additional contribution in 1999, therefore, total contributions during 1999 equalled $18,624,039.

On December 31, 1999, the Trust had unrealized profits of $3,339,311 and cash on deposit of $85,053,945. These positions required margin deposits of $13,606,854. The total balance of the Trust's accounts at CIS and CISFS was $88,393,256.

On December 31, 1998, the Trust had unrealized profits of $7,559,155 and cash on deposit of $90,182,744. These positions required margin deposits of $9,700,885. The total balance of the Trust's accounts at CIS and CISFS was $97,741,899. These figures compare to unrealized profits of $4,481,153, cash on deposit of $56,278,134, margin requirements of $9,299,511 and total balance of the Trust's accounts at CIS and CISFS of $60,759,287 as of December 31, 1997.

During the fiscal year ended December 31, 1999, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Trust trades futures contracts on recognized global futures exchanges through CIS. It also trades over the counter foreign exchange forwards contracts through CISFS. At December 31, 1999, the Trust had assets of $5,168,853 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Trust's foreign exchange transactions are transacted in US. dollars.

See Footnote 5 of the Financial Statements for procedures established by the Managing Owner to monitor and minimize market and credit risks for the Trust. In addition to the procedures set out in Footnote 5, the Managing Owner reviews on a daily basis reports of the Trust's performance, including monitoring of the daily net asset value of the Trust. The Managing Owner also reviews the financial situation of the Trust's Clearing Broker on a monthly basis. The Managing Owner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the Managing Owner assurance that the Trust will not suffer trading losses through the trading of the Clearing Broker.

Results of Operations

The Trust posted a loss for 1999 and positive returns for 1998 and 1997 (1997 was the Trust's first year of trading).

1999

The JWH Global Trust experienced a disappointing year in 1999. The year-end Net Asset Value for 1999 ended the year at $104.51 per unit, representing a loss of 9.44% for the year.

In 1999, John W. Henry & Company, Inc. (JWH(R)), the trading advisor to the Trust, experienced its most difficult year in the firm's 18 year history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH.

The currency sector provided profit opportunities for the Trust. As the conflict in Kosovo escalated in early March, there was a flight to quality into the U.S. dollar and out of the Euro and Swiss franc. This crisis-related selling of these two currencies continued through mid-July. Short U.S. dollar positions against the Japanese yen were also profitable. In addition, crude oil began its sharp ascent from less than $12/barrel in March to $25.60/barrel at year-end. This sustained trend proved profitable for the Trust throughout the year as was the strengthening Yen relative to the U.S. dollar during the second half of the year.

The "choppy" markets described above surfaced in many areas but most particularly the world's interest rate markets. The Fed's attempt to slow down the escalating economy resulted in 1/4 point increases in the fed funds rate in June, August and October. Despite these increases, short positions in the 10-year and 30-year U.S. bonds resulted in flat performance largely due to occasional price aberrations, which triggered stop loss orders.

The most difficult trading period for the Trust occurred in the last quarter. Whipsaw price activity in the Japanese and Australian interest rates led to major losses. Short gold positions, which had been profitable during the first part of the year, sustained losses when the price of gold rose $50/ounce in 10 days. Once again, stop loss orders were triggered and the Trust suffered a significant setback.

While unpleasant,  the loss sustained in 1999 was within the expected range of returns over time. Historically, performance tends to be cyclical, producing strong overall results. The Managing Owner continues to believe the Trust is well positioned to capture profits on future market movements. The Trust utilizes three JWH programs: the Financial & Metals Portfolio, the GlobalAnalytics(R) Family of Programs and the G-7 Currency Portfolio, which are complimentary and diversified enough in their approach to capture trends when and where they occur.

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

Quantitative Forward-Looking Statements

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for fiscal year 1999 and the actual trading Value at Risk as of December 31, 1998. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 1999, the Trust's average total capitalization was approximately $94.2 million. As of December 31, 1998, the Trust's total capitalization was approximately $95.5 million.

                       Fiscal Year 1999
----------------------------------------------------------------
                 Highest    Lowest     Average        % of
Market            Value      Value      Value       Average
Sector           at Risk*  at Risk*   at Risk*   Capitalization**
------           -------   --------   --------   ----------------

Interest Rates    $ 4.7     $ 3.3       $ 4.1          4.36%
Currencies        $ 3.5     $ 5.1       $ 4.7          4.99%
Stock Indices     $ 1.0     $ 1.1       $ 1.0          1.07%
Precious Metals   $ 2.1     $ 1.6       $ 1.9          1.99%
Commodities       $ 0.9     $ 0.9       $ 0.9          0.93%
Energy            $ 1.1     $ 1.1       $ 1.1          1.16%
                  -----     -----       -----          -----
Total             $13.3     $13.1       $13.7         14.50%
                  =====     =====       =====         ======

       * Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

       ** Average Capitalization is the average of the Trust's capitalization at the end of each fiscal quarter for fiscal year 1999.




                       December 31, 1998
----------------------------------------------------------------
                                              % of Total
Market Sector          Value at Risk          Capitalization
-------------          -------------          --------------

Interest Rates         $ 4.6 million                4.82%
Currencies             $ 1.9 million                1.99%
Stock Indices          $ 0.8 million                0.84%
Metals                 $ 0.5 million                0.52%
Commodities            $ 0.7 million                0.73%
Energy                 $ 0.5 million                0.52%
                       -------------                -----
Total                  $ 9.0 million                9.42%
                       =============                =====




Material Limitations on Value at Risk
as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Trust - give no indication of this "risk of ruin."

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 1999, the Trust had approximately $85.1 million in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust's primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust's primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 1999, by market sector.

Interest  Rates.  Interest  rate risk is a major  market  exposure of the Trust.
Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust's profitability. The Trust's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of smaller nations - e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

Currencies. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Trust's major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss Franc and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Trust in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Trust's primary equity exposure is to equity price risk in the G-7 countries excluding the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 1999, the Trust's primary exposures were in the Nikkei (Japan) and All Ordinaries (Australia) stock indices. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

Metals. The JWH programs currently used for the Trust trade mainly precious, not base, metals, and the Trust's primary metals market exposure is to fluctuations in the price of gold and silver. JWH has from time to time taken substantial positions as it has perceived market opportunities in these metals to develop. The Managing Owner anticipates that silver will remain the primary metal market exposure for the Trust.

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, coffee, sugar and cocoa accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 1999. In the past, the Trust has had material market exposure to live cattle, cotton and the soybean complex and may do so again in the future. However, JWH and the Trust will maintain an emphasis on grains, coffee, sugar and cocoa, in which the Trust has historically taken its largest commodity positions.

Energy. The Trust's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although JWH trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Trust. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 1999.

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

Risk Management

JWH attempts to control risk in all aspects of the investment process - from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.


                        Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments, Inc. The officers and directors of the Managing Owner as of December 31, 1999 were as follows:

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

Shaun   D.   O'Brien   (born   November   1964)   is   Vice   President   -
Controller/Treasurer and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

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

Barbara A. Walenga (born in February 1960) is an Assistant Secretary. Ms. Walenga graduated from Fayetteville Technical Institute in 1981. She began working at CIS in August 1981. She has held various compliance management positions at CIS and is currently the Legal Compliance Manager. She is currently a member of the FIA Law and Compliance Division and the SIA Compliance and Legal Division.

Additional CISI officers include James Clemens as Assistant secretary and Lillian Lundeen also as Assistant Secretary.

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

CIS and CISFS, affiliates of the Managing Owner, are the Trust's clearing broker and currency dealer, respectively. During the year ended December 31, 1999, the Trust accrued and paid $6,136,926 in brokerage commissions to CIS, as compared to $5,195,089 in 1998 and $1,441,635 in 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          (a) As of December 31, 1999, no person was known to the Trust to own beneficially more than 5% of the outstanding Units.

          (b) As of December 31, 1999, the Managing Owner beneficially held an ownership of $898,974 (which is the equivalent of 8,602.14 Units) or approximately 1.06% of the ownership of the Trust as of that date. At December 31, 1999, Rebecca S. Steindel, Secretary of the Managing Owner, beneficially owned 49.94 Units in joint tenancy, or approximately .0061% of the Units outstanding as of that date.

            (c) As of December 31, 1999, no arrangements were known to the registrant, including any pledges by any person of Units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

              (a) The following documents are included herein:

                 (1)     Financial Statements:

                            a. Report of Independent Public Accountants.


                            b. Statements of Financial Condition as of
                               December 31, 1999 and 1998.

                            c. Statements of  Operations, Statements of
                               Changes in Unitholders' Capital and Statements of Cash Flows for the years ended December 31,1999, 1998 and 1997.

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

Date:  March 28, 2000                   JWH GLOBAL TRUST

                                By:     CIS Investments, Inc.
                                        (Managing Owner)


                                By:     /s/ Bernard W. Dan
                                            Bernard W. Dan
                                            President

                                By:     /s/ Shaun D. O'Brien
                                            Shaun D. O'Brien
                                            Vice President
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 28, 2000

                                 /s/ Bernard W. Dan
                                     Bernard W. Dan
                                     Director and President

                                 /s/ Barbara A. Pfendler
                                     Barbara A. Pfendler
                                     Director and Vice President

                                 /s/ Shaun D. O'Brien
                                     Shaun D. O'Brien
                                     Vice President and Treasurer

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

                          Index to Financial Statements

                                JWH GLOBAL TRUST

Independent Auditors' Report

Financial Statements:
     Statements of Financial Condition,
        December 31, 1999 and 1998

     Statements of Operations,
        Years ended December 31, 1999, 1998 and 1997

     Statements of Changes in Unitholders' Capital,
        Years ended December 31, 1999, 1998 and 1997

     Statements of Cash Flows,
        Years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Acknowledgment

                          Independent Auditors' Report

     The Unitholders
     JWH Global Trust:

     We have audited the accompanying statements of financial condition of JWH Global Trust (the Trust) as of December 31, 1999 and 1998, and the related statements of operations, changes in unitholders' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Global Trust as of December 31, 1999 and 1998, and the results of operations, changes in unitholders' capital, and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                        KPMG LLP





     Chicago, Illinois

     January 20, 2000


                                JWH GLOBAL TRUST

                       Statements of Financial Condition

                           December 31, 1999 and 1998




                            Assets                                1999                1998
                                                              -------------       ------------
Assets:
        Receivable for units sold                             $    522,643           1,601,405
        Equity in commodity trading accounts:
                Cash on deposit Brokers                         85,053,945          90,182,744
                Unrealized gain on open contracts                3,339,311           7,559,155
                                                               ------------       -------------
                                                                88,915,899          99,343,304

        Interest receivable                                        377,036             338,264
        Prepaid initial organization and offering costs            319,417             451,589
                                                               ------------       ------------
                   Total assets                               $ 89,612,352         100,133,157
                                                               ============       ============
             Liabilities and Unitholders' Capital

Liabilities:
        Accrued commissions on open contracts                 $    474,960             528,885
                due to CIS
        Accrued management fees                                    296,715             328,109
        Accrued incentive fees                                        -                120,253
        Accrued operating expenses                                  60,000             109,738
        Accrued organization and offering expenses                  36,779              40,602
        Redemptions payable                                      3,574,032           3,533,024
                                                               ------------       ------------
                   Total liabilities                             4,442,486           4,660,611
                                                               ------------       ------------
Unitholders capital:
        Beneficial owners (806,374.79 and 818,706.12 units
        outstanding at December 31,1999 and 1998, respectively) 84,270,892          94,471,052
        Managing owner (8,602.14 units outstanding at
                December 31, 1999 and 1998)                        898,974           1,001,494
                                                               ------------       ------------
                   Total unitholders capital                    85,169,866          95,472,546
                                                               ------------       ------------
                   Total liabilities and unitholders capital  $ 89,612,352         100,133,157
                                                               ============       ============

See accompanying notes to financial statements.


                                JWH GLOBAL TRUST

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997




                                                                       1999                1998                1997
                                                                      ---------       --------------          -----------

Revenues:
        Gain (loss) on trading of commodity contracts:
            Realized gain on closed position$                         2,105,322          10,418,484           1,761,637
            Increase (decrease) in unrealized gain on open position  (4,219,845)          3,078,002           4,481,153
        Interest income                                               4,299,669           3,669,771           1,042,648
        Foreign currency transaction gain (loss)                        153,831            (296,969)           (297,458)
                                                                     -----------      --------------        ------------
                Total revenues                                        2,338,977          16,869,288           6,987,980
                                                                     -----------      --------------        ------------
Expenses:
        Commission paid to CIS                                        6,136,926           5,195,089           1,441,635
        Exchange, clearing and NFA fees                                  83,215              59,724              12,426
        Management fees                                               3,833,530           3,239,007             896,312
        Incentive fees                                                  853,599           1,383,562             715,477
        Amortization of prepaid initial organization and offerin        132,172             132,173              66,238
        Ongoing organization and offering expenses                      474,221             400,616             110,352
        Operating expenses                                               47,406              58,596              94,292
                                                                     -----------      --------------        ------------
                Total expenses                                       11,561,069          10,468,767           3,336,732
                                                                     -----------      --------------        ------------
                Net profit (loss$                                    (9,222,092)          6,400,521           3,651,248
                                                                     ===========      ==============        ============
Profit (loss) per unit of beneficial ownership interest $                (10.89)               5.70                9.70
Profit (loss) per unit of managing ownership interest                    (10.89)               5.70                9.70
                                                                     ===========      ==============        ============

See accompanying notes to financial statements.



                                JWH GLOBAL TRUST

                  Statements of Changes in Unitholders Capital

                  Years ended December 31, 1999, 1998 and 1997




                                                                       Beneficial      Managing
                                                          Units*         Owners          Owner         Total
                                                      ------------   ------------    ------------  --------------

Balance at December 31, 1996                                 8.17    $       817           183         1,000

Redemption of initial ownership interests                   (8.17)          (817)         (183)       (1,000)

Net income                                                    -        3,612,602        38,646     3,651,248
Unitholders contributions                              589,914.19     61,020,136       610,000    61,630,136
Unitholders redemptions                                 (9,235.43)      (929,860)          -        (929,860)

Balance at December 31, 1997                           580,678.76     63,702,878       648,646    64,351,524

Net income                                                    -        6,324,744        75,777     6,400,521
Unitholders contributions                              358,583.68     37,661,334       277,071    37,938,405
Unitholders redemptions                               (120,556.32)   (13,217,904)          -     (13,217,904

Balance at December 31, 1998                           818,706.12     94,471,052     1,001,494    95,472,546

Net income                                                    -       (9,119,572)     (102,520)   (9,222,092)
Unitholders contributions                              164,883.44     18,624,039           -      18,624,039
Unitholders redemptions                               (177,214.77)   (19,704,627)          -     (19,704,627)

Balance at December 31, 1999                           806,374.79   $ 84,270,892       898,974    85,169,866

Net asset value per unit at December 31, 1999                       $     104.51        104.51
Net asset value per unit at December 31, 1998                             115.40        115.40
Net asset value per unit at December 31, 1997                             109.70        109.70

*Units of beneficial ownership.

See accompanying notes to financial statements.



                                JWH GLOBAL TRUST

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997




                                                                            1999               1998                1997
                                                                    -------------       --------------       ----------------

Cash flows from operating activities:
  Net profit (loss)                                               $  (9,222,092)           6,400,521           3,651,248
  Adjustments to reconcile net profit (loss) to
    net cash provided by (used in) operating activities-
      change in assets and liabilities:
        Decrease (increase) in unrealized gain
          on open contracts                                           4,219,844           (3,078,002)         (4,481,153)
        Increase in interest receivable                                 (38,772)             (97,519)           (240,745)
        Decrease (increase) in prepaid initial organization
          and offering                                                  132,172              132,173            (583,762)
        Increase (decrease) in accrued liabilitities                   (259,132)            (183,111)          1,310,698
                                                                   -------------         ------------        -------------
          Net cash provided by(used in)operating activities          (5,167,980)           3,174,062            (343,714)
                                                                   -------------         ------------        -------------
Cash flows from financing activities:
  Net proceeds from sale of units                                    19,702,800           40,446,623          57,521,513
  Unit redemptions                                                  (19,663,619)          (9,716,075)           (899,665)
                                                                   -------------         ------------        -------------
         Net cash provided by financing activities                       39,181           30,730,548          56,621,848
                                                                   -------------         ------------        -------------
         Net increase (decrease) in cash                             (5,128,799)          33,904,610          56,278,134

Cash at beginning of year                                            90,182,744           56,278,134               -
                                                                   -------------         ------------        -------------
Cash at end of year                                               $  85,053,945           90,182,744          56,278,134
                                                                   =============         ============        =============

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

 (1)    General Information and Summary

        JWH Global Trust (the Trust), a Delaware business trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The forwards broker is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

        Units of beneficial ownership of the Trust commenced selling on April 3, 1997. The initial amount offered for investment was $50,000,000. Trading began on June 2, 1997 with initial capitalization of $13,027,103. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By December 31, 1999, a total of 1,113,281.02 units representing an investment for $117,297,630 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.14 units, representing a total investment of $885,000. See the JWH Global Trust prospectus for further details of the offering.

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

              Revenue Recognition

              Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

              The Trust earns interest on its assets on deposit at the Brokers at 100% of the 91-day Treasury bill rate for deposits denominated in U.S. dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.

                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

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

              Commissions

              Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions". These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust's month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the years ended December 31, 1999, 1998 and 1997 was $59, $61 and $92, respectively.

              Certain large investors are eligible for a "Special Brokerage Fee Rate" of 5% per year. As of December 31, 1999, there were no such eligible investors in the Trust.

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

              Statements of Cash Flows

              For purposes of the statements of cash flows, cash includes cash on deposit with the Brokers in the equity in commodity futures trading accounts.

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

                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

              Reclassifications

              Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

 (3)    Fees

        Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing three of its trading programs, the Original Investment Program, the Financial and Metals Portfolio, and the G-7 Currency Portfolio.

        Under signed agreement, JWH receives a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at the annual rate of 1.25% (rather than 6.5%) of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end.

        In addition, the Trust pays to JWH a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting Brokerage Fees at a rate of 1.25% (rather than the 6.5% rate).

 (4)    Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, $41,242, and $58,292 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in operating expenses in the statement of operations.

 (5)    Financial Instruments with Off-balance Sheet Risk

        The Trust was formed to speculatively trade commodity interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions in which they maintain at each Broker. Such procedures should protect the

                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

        Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

        The contractual amounts of commitments for the Trust to purchase and sell exchange traded futures contracts and foreign currency forwards contracts was $229,942,351 and $245,184,015, respectively, on December 31, 1999 and $570,328,165 and $1,063,876,786, respectively, on December
        31, 1998. The contractual amounts of these instruments reflect the extent of the Trusts' involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Trust for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

        The average fair value of commodity interests was $5,169,913, $4,860,965 and $3,290,863 during 1999, 1998 and 1997, respectively. Fair value as of December 31, 1999 and 1998 was $3,339,311 and $7,559,155,
        respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

        The Trust holds futures positions on various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the beneficial owners would realize a 100% loss. The Trust utilizes three of the trading programs of the CTA. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financial and metals group. The third trading program is diversified among various foreign currency forward contracts, including cross currency contracts. The programs trade in the U.S. and outside of the U.S. Such diversification should greatly reduce this market risk.

        At December 31, 1999, the cash requirement of the commodity interests of the Trust was $13,606,854. This cash requirement was met by $74,766,486 held in segregated funds, $8,457,917 held in secured funds and $5,168,853 held in nonregulated funds. At December 31, 1998, the cash requirement of the commodity interests of the Trust was $9,700,885. This cash requirement was met by $85,532,262 held in segregated funds, $10,790,940 held in secured funds and $1,418,697 held in nonregulated funds. At December 31, 1999 and 1998, cash was on deposit with the Brokers which exceeded the cash requirement amount.

                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

        The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at December 31, 1999 and 1998:

        Commodity Group                                                1999             1998
        ---------------                                           ---------------  ---------------

        Agricultural                                            $       629,757          283,099
        Currency                                                      1,461,045          337,027
        Stock Indices                                                   190,407         (275,499)
        Energies                                                        401,260          325,869
        Metals                                                         (484,516)         111,650
        Interest                                                      1,141,358        6,777,009
                                                                  ---------------  ---------------

                                                                $     3,339,311        7,559,155
                                                                  ===============  ===============

        The range of expiration dates of these open contracts is February 2000 to December 2000.

                                JWH GLOBAL TRUST

                                 Acknowledgment

                        December 31, 1999, 1998 and 1997

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

/s/ Shaun O'Brien
Shaun O'Brien

Treasurer, CIS Investments, Inc.,
The Managing Owner and
Commodity Pool Operator of
JWH Global Trust