Form 10-Q
period 2000-03-31
JWH GLOBAL TRUST
filed 2000-05-15
CIK 1027099

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

          Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2000

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

                              Yes X     No

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2000 and the additional time frames as noted:


                                          Fiscal Quarter       Year to Date       Fiscal Year      Fiscal Quarter      Year to Date
                                           Ended 3/31/00        To 3/31/00      Ended 12/31/99      Ended 3/31/99       To 3/31/99
                                        ----------------      --------------    --------------    ---------------      -------------
Statement of
Financial Condition                              X                                     X

Statement of
Operations                                       X                   X                                    X                  X

Statement of Changes
in Partners' Capital                                                 X

Statement of
Cash Flows                                                           X                                                       X

Notes to Financial
Statements                                       X

                               JWH GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                   Mar 31, 2000                Dec 31, 1999
                                                                   ------------                ------------
ASSETS
Receivable for units sold                                             $255,218                    $522,643
Equity in commodity futures
   trading accounts:
   Account balance                                                  67,237,630                  85,053,945
   Unrealized gain on open futures
     and forwards contracts                                          2,613,462                   3,339,311
                                                                   ------------                ------------
                                                                    70,106,310                  88,915,899

Interest receivable                                                    335,511                     377,036
Prepaid Initial O&O                                                    286,374                     319,417
                                                                   ------------                ------------
      TOTAL ASSETS                                                 $70,728,195                 $89,612,352
                                                                   ------------                ------------
                                                                   ------------                ------------

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                                     $370,808                    $474,960
   Accrued management fee                                              234,736                     296,715
   Accrued incentive fee                                                     0                           0
   Accrued operating expenses                                           57,000                      60,000
   Redemptions payable                                               6,154,747                   3,574,032
   Selling and Offering Expenses Payable                                29,092                      36,779
                                                                   ------------                ------------
      Total liabilities                                              6,846,383                   4,442,486

Unitholders' Capital:
 Beneficial owners (664,784.91 units outstanding                    63,065,758                  84,270,892
  at 3/31/00, 806,374.79 units outstanding at
  12/31/99) (see Note 1)
 Managing owner (8,602.14 units outstanding at
  3/31/00 and 12/31/99, respectively) (see Note 1)                     816,054                     898,974
                                                                   ------------                ------------
      Total unitholders' capital                                    63,881,812                  85,169,866
                                                                   ------------                ------------
      TOTAL LIABILITIES AND
        UNITHOLDERS' CAPITAL                                       $70,728,195                 $89,612,352
                                                                   ------------                ------------
                                                                   ------------                ------------


This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                          Jan 1, 2000           Jan 1, 2000          Jan 1, 1999        Jan 1, 1999
                                                           through               through              through            through
                                                         Mar 31, 2000          Mar 31, 2000         Mar 31, 1999       Mar 31, 1999
                                                        --------------         -------------        --------------    -------------
REVENUES

Gains on trading of commodity futures and
  forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                ($5,276,040)          ($5,276,040)          $3,636,639         $3,636,639
   Change in unrealized gain (loss)
     on open positions                                       (725,850)             (725,850)          (4,003,628)        (4,003,628)
Interest income                                             1,027,203             1,027,203              987,007            987,007
Foreign currency transaction gain (loss)                     (309,145)             (309,145)             (61,053)           (61,053)
                                                        --------------         -------------        --------------    -------------
      Total revenues                                       (5,283,831)           (5,283,831)             558,966            558,966


EXPENSES

   Commissions paid to CIS                                  1,232,410             1,232,410            1,513,563          1,513,563
   Exchange fees                                               15,699                15,699               20,746             20,746
   Management fees                                            768,478               768,478              945,161            945,161
   Incentive fees                                                   0                     0                    0                  0
   Organization & Offering Expenses                           128,283               128,283              150,137            150,137
   Operating expenses                                          15,000                15,000               15,000             15,000
                                                        --------------         -------------        --------------    --------------
      Total expenses                                        2,159,870             2,159,870            2,644,606          2,644,606
                                                        --------------         -------------        --------------    -------------
      NET PROFIT (LOSS)                                   ($7,443,701)          ($7,443,701)         ($2,085,640)       ($2,085,640)
                                                        --------------         -------------        --------------    --------------
                                                        --------------         -------------        --------------    --------------

PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                           ($9.64)               ($9.64)              ($2.51)            ($2.51)
                                                        --------------         -------------        --------------    -------------
                                                        --------------         -------------        --------------    -------------

                                                      (see Note 1)            (see Note 1)         (see Note 1)         (see Note 1)

These Statements of Operations, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                  STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL
                   FROM JANUARY 1, 2000 THROUGH MARCH 31, 2000

                                    UNAUDITED


Additional Units Sold                                                           Beneficial           Managing
(see Note 1)                                                 Units*               Owners               Owner            Total
                                                            ----------          -----------          ----------      -----------
Unitholders' capital at January 1, 2000                     806,374.79          $84,270,892            $898,974      $85,169,866

Additional Units Sold                                         6,778.21              661,494                   0          661,494
(see Note 1)

Net profit (loss)                                                                (7,360,781)            (82,920)      (7,443,701)

Redemptions (see Note 1)                                   (148,368.08)         (14,505,848)                  0      (14,505,848)
                                                           -----------          -----------          ----------      -----------
Unitholders' capital at March 31, 2000                      664,784.91          $63,065,758            $816,054      $63,881,812
                                                           -----------          -----------          ----------      -----------
                                                           -----------          -----------          ----------      -----------

Net asset value per unit
   January 1, 2000 (see Note 1)                                                      104.51              104.51

Net profit (loss) per unit (see Note 1)                                               (9.64)              (9.64)
                                                                                     ------              ------
Net asset value per unit
  March 31, 2000                                                                     $94.87              $94.87
                                                                                -----------          ----------
                                                                                -----------          ----------

* Units of Beneficial Ownership.


These Statements of Changes in Unitholders' Capital, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                    Jan 1, 2000                 Jan 1, 1999
                                                                      through                     through
                                                                   Mar 31, 2000                Mar 31, 1999
                                                                  -------------                -------------
                                                                  C>
Cash flows from operating activities:
   Net profit (loss)                                                ($7,443,701)                ($4,736,571)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) decrease in receivable for units sold                   267,425                    (424,721)
     Unrealized gain (loss) on open
       futures contracts                                                725,849                   2,408,918
     Interest receivable                                                 41,525                     (46,485)
     Prepaid Organization and Offering Expenses                          33,043                      33,043
     Accrued liabilities                                               (169,131)                   (589,914)
     Redemptions payable                                              2,580,715                     353,696
     Selling and Offering Expenses Payable                               (7,687)                      3,667
                                                                  -------------                -------------
     Net cash provided by (used in)
       operating activities                                          (3,971,961)                 (2,998,367)
                                                                  -------------                -------------
Cash flows from financing activities:
   Additional Units Sold                                                661,494                  14,478,161
   Unitholder redemptions                                           (14,505,848)                   (873,645)
                                                                  -------------                -------------
   Net cash provided by (used in)
     financing activities                                           (13,844,354)                 13,604,516
                                                                  -------------                -------------
Net increase (decrease) in cash                                     (17,816,315)                 10,606,148

Cash at beginning of period                                         $85,053,945                  56,278,134
                                                                  -------------                -------------
Cash at end of period                                               $67,237,630                 $66,884,282
                                                                  -------------                -------------
                                                                  -------------                -------------

These Statements of Cash Flows, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the Securities and Exchange Commission ("SEC") to register $155,000,000 of additional Units. The Units were offered pursuant to a Prospectus dated September 26, 1997 until June 25, 1998. On June 26, 1998, an amendment to the registration statement was declared effective with the SEC and the Units were offered pursuant to a Prospectus dated June 26, 1998 until March 25, 1999. On March 26, 1999, an amendment to the registration statement was declared effective with the SEC and the Units were offered pursuant to a prospectus dated March 31, 1999 until January 2, 2000. On January 3, 2000 an amendment to the registration statement was declared effective with the SEC and the units are currently offered pursuant to a prospectus dated January 3, 2000. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. As a result of the Units being offered at each month-end Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By March 31, 2000, a total of 664,784.91 Units were sold to Beneficial Owners of the Trust for an investment of $63,065,758 and 8602.14 Units were sold to the Managing Owner of the Trust for an investment of $816,054, resulting in a total of 673,387.05 Units representing a total investment of $63,881,812 being sold in the offering period commencing April 3, 1997.

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


Revenue Recognition

Commodity futures contracts, forward contracts, and physical commodities are recorded on the trade date. All such transactions are reported on an identified cost basis and mark to market daily. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the quarter-end.


The Trust earns interest on its assets on deposit with CIS and CISFS at 100% of the 91-day U. S. Treasury bill rate for deposits denominated in U. S. dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.


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


(3) FEES

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH") utilizing three of its trading programs. From January 1, 1999 until January 3, 2000, the Trust used the Original Investment Program, the Financial and Metals Portfolio and the G-7 Currency Portfolio.

Effective January 3, 2000, the Managing Owner replaced the Original Investment Program with the Global Analytics Program.

Under a signed agreement, JWH receives a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at the annual rate of 1.25% (rather than 6.5%) of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month-end.

In addition, the Trust pays to JWH a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the Brokerage Fee at a rate of 1.25% (rather than the 6.5% rate).

(4) INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended March 31, 2000 and 1999, respectively, and is included in operating expenses in the Statement of Operations.


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

The Trust holds futures positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the JWH was unable to offset the futures positions of the Trust, the Trust could lose all of its assets and the Beneficial Owners would realize a 100% loss. During the period of these financials, the Trust utilized three of the trading programs. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financials and metals group and the third, is diversified among a number of world currencies against each other, unlike the other programs which trade versus the U.S. dollar only. On January 3, 2000, the Original Investment Program was replaced by the JWH Global Analytics Program. Such diversification should greatly reduce this market risk.

The margin requirement at March 31, 2000 was $9,162,265. To meet this requirement, the Trust had on deposit with the Clearing Broker $61,196,705 in segregated funds, $4,901,786 in secured funds and $3,752,601 in non-regulated funds. At March 31, 2000, cash was on deposit with the Clearing Broker and the Forwards Currency Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of March 31, 2000:


COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                                137,289

FOREIGN CURRENCIES                                      618,512

STOCK INDICES                                            32,284

ENERGIES                                                 31,115

METALS                                                   64,336

INTEREST RATE INSTRUMENTS                             1,729,926
                                                 ---------------

TOTAL                                                 2,613,462

The range of maturity dates of these exchange traded open contracts is April of 2000 to March of 2001. The average open trade equity for the period of January 1, 2000 to March 31, 2000 is $3,656,505.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 28, 2000, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED MARCH 31, 2000

The Trust recorded a loss of $7,443,701 or $9.64 per Unit for the first quarter of 2000. This compares to a loss of $2,085,640 or $2.51 per Unit for the first quarter of 1999.

In the first month of the quarter the Trust posted a loss resulting primarily from volatility in the currency sector. The Trust posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Trust. Overall, the first quarter of fiscal 2000 ended negatively for the Trust accounts managed by JWH-Registered Tradmark-. At March 31, 2000, JWH was managing 100% of the Trust's assets in three trading programs, the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics-Registered Tradmark-Family of Programs.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of the Trust positions from long yen to short yen within a matter of days. Similarly, yen trading relative to the euro and Swiss franc contributed to Trust losses. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Trust performance. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions as well as maintaining long profitable crude oil positions, the Trust posted overall losses. The Trust posted a loss of $2,389,126 or $2.94 per Unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S. 30-year bond. The decision by the Fed created havoc in the Trust interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian and European interest rates. The yield on the 10-year U.S. government bond currently exceeds that of the 30-year, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised 4th quarter GNP number, which reflected a robust economy. However, gains in the dollar were offset by losses incurred by long Europe/short Japan positions. Surging energy prices supported performance in the non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. On March 2, Cargill Investor Services received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program, which represents 40% of the Trust. All changes are designed to add balance to the program without giving up any upside potential. Most noteworthy are the dramatic reductions in precious metals and Far Eastern interest rate trading, as well as the addition of offshore stock indices, base metals, and the expansion of non-dollar currency trading. JWH remains steadfast in their commitment to research. The Trust posted a loss of $2,542,850 or $3.29 per Unit in February.

In March, profit taking in U.S. tech stocks led to massive capital shifts out of the dollar and into yen. These events destabilized currency and stock markets worldwide. The appreciation of the yen contributed the majority of the losses to the Trust in that long positions in dollar and euro versus the yen both suffered. Marginal gains in dollar positions against Europe and Australia's currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. Treasury's continued buying of longer dated bonds led to positive performance in the Trust's bond position. The European Central Bank's decision to raise short term interest rates led to purchasing European bonds, which assisted the Trust's position as well. The Trust posted a loss of $2,511,726 or $3.41 per Unit in March.

During the quarter there were 6,778.21 additional Units sold to the Beneficial Owners for an investment of $661,494; there were no Units sold to the Managing Owner. Investors redeemed a total of 148,368.09 Units during the quarter. At the end of the quarter there were 664,784.91 Units outstanding owned by the Beneficial Owners and 8,602.14 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended March 31, 2000, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Trust dated December 31, 1999.

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



                                                JWH GLOBAL TRUST


Date: May 12, 2000                          By: CIS Investments, Inc.,
                                                its Managing Owner

                                            By: _________________________
                                                Rebecca Steindel
                                                Treasurer & Secretary


                                            Duly authorized officer of the
                                            Managing Owner and the Principal
                                            Financial Officer of the Managing
                                            Owner)