Form 10-Q
period 2000-06-30
JWH GLOBAL TRUST
filed 2000-08-09
CIK 1027099

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2000

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

                            JWH GLOBAL TRUST

                       NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2000


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

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By June 30, 2000, a total of 1,123,402.80 Units were sold to Beneficial Owners of the Trust for an investment of $118,283,531 and 8,602.73 Units were sold to the Managing Owner of the Trust for an investment of $885,057, resulting in a total of 1,132,005.53 Units representing a total investment of $119,168,588 being sold in the offering period commencing April 3, 1997.

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

Revenue Recognition

Commodity futures contracts, forward contracts, and physical commodities are recorded on the trade date. All such transactions are reported on an identified cost basis and marked to market daily. Unrealized gains and losses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and cash dealer prices at a predetermined time for forward contracts and physical commodities) as of the last business day of the quarter-end.


The Trust earns interest on its assets on deposit with CIS and CISFS at 100% of the 91-day U.S. Treasury bill rate for deposits denominated in U.S. dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.

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

Effective January 3, 2000, the Managing Owner replaced the Original Investment Program with the JWH GlobalAnalytics Family of Programs.

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

(4)  INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for both periods ended June 30, 2000 and June 30, 1999 and is included in operating expenses in the Statement of Operations.


(5)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Trust was formed to speculatively trade Commodity Interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Clearing Broker or the Forward Currency Broker (the "Brokers") at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 ("SFAS 105") as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forward Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forward Currency Broker engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the Trust trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of non-performance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the exchange membership, the sole recourse of the Trust for non-performance will be the Clearing House. The Forward Currency Broker is the counterparty for the Trust's forward transactions. CISFS policies require that it executes transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Trust holds futures positions on the various exchanges throughout the world and Forward positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and Forward positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the JWH was unable to offset the futures and forward positions of the Trust, the Trust could lose all of its assets and the Beneficial Owners would realize a 100% loss. During the period of these financials, the Trust utilized three of the trading programs. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and Forward contracts in the financials and metals group and the third, is diversified among a number of world currencies against each other, unlike the other programs which trade versus the U.S. dollar only. On January 3, 2000, the Original Investment Program was replaced by the JWH GlobalAnalytics
Family of Programs. Such diversification should greatly reduce this market risk.

The margin requirement at June 30, 2000 was $4,721,245. To meet this requirement, the Trust had on deposit with the Clearing Broker $42,798,223 in segregated funds, $7,467,924 in secured funds and $3,915,051 in non-regulated funds. At June 30, 2000, cash was on deposit with the Clearing Broker and the Forward Currency Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of June 30, 2000:


COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)
AGRICULTURAL COMMODITIES                                  204,915

FOREIGN CURRENCIES                                       (700,544)

STOCK INDICES                                              30,983

ENERGIES                                                  313,571

METALS                                                   (133,381)

INTEREST RATE INSTRUMENTS                                 113,694
                                                      ---------------

TOTAL                                                    (170,762)


The range of maturity dates of these exchange traded open contracts is July 2000 to June 2001. The average open trade equity for the period of January 1, 2000 to June 30, 2000 is $3,748,746.

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

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2000 and the additional time frames as noted:


                                   Fiscal Quarter       Year to Date         Fiscal Year      Fiscal Quarter     Year to Date
                                    Ended 6/30/00       Ended 6/30/00      Ended 12/31/99      Ended 6/30/99     Ended 6/30/99
                                   --------------       -------------      --------------     --------------     -------------
Statement of
Financial Condition                       X                                      X

Statement of
Operations                                X                   X                                      X                 X

Statement of Changes
in Partners' Capital                                          X

Statement of
Cash Flows                                                    X                                                        X

Notes to Financial
Statements                                X

                                JWH GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                                  Jun 30, 2000       Dec 31, 1999
                                                                  ------------       ------------
ASSETS
Receivable for units sold                                          $     5,605       $   522,643
Equity in commodity futures
   trading accounts:
   Account balance                                                  54,351,960        85,053,945
   Unrealized gain (loss) on open futures
     and forwards contracts                                           (170,762)        3,339,311
                                                                   -----------       -----------

                                                                    54,186,803        88,915,899

Interest receivable                                                    248,508           377,036
Prepaid Initial O&O                                                    253,331           319,417
                                                                   -----------       -----------

        TOTAL ASSETS                                               $54,688,642       $89,612,352
                                                                   ===========       ===========


LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                                  $   294,110       $   474,960
   Accrued management fee                                              182,129           296,715
   Accrued incentive fee                                                     0                 0
   Accrued operating expenses                                           62,156            60,000
   Redemptions payable                                               2,897,666         3,574,032
   Selling and Offering Expenses Payable                                22,565            36,779
                                                                   -----------       -----------

        Total liabilities                                            3,458,627         4,442,486

Unitholders' Capital:
 Beneficial owners (554,042.43 units outstanding
  at 6/30/00, 806,374.79 units outstanding at
  12/31/99) (see Note 1)                                            50,446,719        84,270,892
 Managing owner (8,602.73 units outstanding at
  6/30/00, 8,602.14 units outstanding at 12/31/99)                     783,296           898,974
                                                                   -----------       -----------
      Total unitholders' capital                                    51,230,015        85,169,866
                                                                   -----------       -----------

      TOTAL LIABILITIES AND
        UNITHOLDERS' CAPITAL                                       $54,688,642       $89,612,352
                                                                   ===========       ===========

These Statements of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                        Apr 1, 2000     Jan 1, 2000     Apr 1, 1999     Jan 1, 1999
                                                          through         through         through         through
                                                       Jun 30, 2000     Jun 30, 2000    Jun 30, 1999    Jun 30, 1999
                                                       ------------     ------------    ------------    ------------
REVENUES
Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions             $ 1,623,495      $(3,652,545)     $6,329,326     $ 9,965,965
    Change in unrealized gain (loss)
      on open positions                                 (2,784,224)      (3,510,073)      2,684,301      (1,319,327)
Interest income                                            821,484        1,848,687       1,052,904       2,039,911
Foreign currency transaction gain (loss)                   (79,916)        (389,061)       (328,207)       (389,260)
                                                       -----------      -----------      ----------     -----------

        Total revenues                                    (419,161)      (5,702,992)      9,738,323      10,297,289


EXPENSES

   Commissions paid to CIS                                 971,914        2,204,324       1,622,160       3,135,722
   Exchange fees                                             2,135           17,834          17,698          38,444
   Management fees                                         603,687        1,372,165       1,010,841       1,956,001
   Incentive fees                                                0                0         853,599         853,599
   Organization & Offering Expenses                        107,846          236,129         157,595         307,732
   Operating expenses                                       15,100           30,100          15,639          30,639
                                                       -----------      -----------      ----------     -----------

        Total expenses                                   1,700,682        3,860,552       3,677,532       6,322,138
                                                       -----------      -----------      ----------     -----------

        NET PROFIT (LOSS)                              $(2,119,843)     $(9,563,544)     $6,060,792     $ 3,975,151
                                                       ===========      ===========      ==========     ===========

PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                   $     (3.82)     $    (13.46)     $     7.17     $      4.66
                                                       ===========      ===========      ==========     ===========

                                                       (see Note 1)     (see Note 1)     (see Note 1)   (see Note 1)

These Statements of Operations, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                  STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                   FROM JANUARY 1, 2000 THROUGH JUNE 30, 2000

                                    UNAUDITED

                                                                  Beneficial     Managing
                                                     Units*         Owners         Owner           Total
                                                 -----------     ------------    ---------     ------------

Unitholders' capital at January 1, 2000           806,374.79     $ 84,270,892    $ 898,974     $ 85,169,866

Additional Units Sold                              10,125.46          985,900           57          985,957
(see Note 1)

Net profit (loss)                                                  (9,447,808)    (115,735)      (9,563,543)

Redemptions (see Note 1)                         (262,457.81)     (25,362,265)           0      (25,362,265)
                                                 -----------     ------------    ---------     ------------

Unitholders' capital at June 30, 2000             554,042.43     $ 50,446,719    $ 783,296     $ 51,230,015
                                                 ===========     ============    =========     ============

Net asset value per unit
   January 1, 2000 (see Note 1)                                        104.51       104.51

Net profit (loss) per unit (see Note 1)                                (13.46)      (13.46)
                                                                 ------------    ---------
Net asset value per unit
   June 30, 2000                                                 $      91.05    $   91.05
                                                                 ============    =========

* Units of Beneficial Ownership.

This Statement of Changes in Unitholders' Capital, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                             Jan 1, 2000      Jan 1, 1999
                                                                               through          through
                                                                             Jun 30, 2000     Jun 30, 1999
                                                                             ------------     ------------
Cash flows from operating activities:
   Net profit (loss)                                                         $ (9,563,544)    $ 3,975,151
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) Decrease in receivable for units sold                             517,038         306,854
     (Increase) Decrease in unrealized gain on open
       futures and forward contracts                                            3,510,073       1,772,189
     (Increase) Decrease in interest receivable                                   128,528         (25,293)
     Decrease in Prepaid Organization and Offering Expenses                        66,086          66,086
     Increase (Decrease) in accrued liabilities                                  (293,279)        753,954
     Increase (Decrease) in redemptions payable                                  (676,366)     (2,471,789)
     Increase (Decrease) in selling and offering expenses payable                 (14,214)          1,479
                                                                             ------------     -----------

     Net cash provided by (used in)
       operating activities                                                    (6,325,677)      4,378,632
                                                                             ------------     -----------

Cash flows from financing activities:
   Additional Units Sold                                                          985,957      11,054,289
   Unitholder redemptions                                                     (25,362,265)     (9,326,424)
                                                                             ------------     -----------

   Net cash provided by (used in)
     financing activities                                                     (24,376,308)      1,727,866
                                                                             ------------     -----------

Net increase (decrease) in cash                                               (30,701,985)      6,106,498

Cash at beginning of period                                                    85,053,945      90,182,744
                                                                             ------------     -----------

Cash at end of period                                                        $ 54,351,960     $96,289,242
                                                                             ============     ===========

These Statements of Cash Flows, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of JWH Global Trust. (See Note 6)

See accompanying notes to financial statements.

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION


                       FISCAL QUARTER ENDED JUNE 30, 2000

The Trust recorded a loss of $2,119,843 or $3.82 per unit in the second quarter of 2000. This compares to a gain of $6,060,792 or $7.17 per Unit for the second quarter of 1999. As of June 30, the Trust has lost 8.95% since inception.

In April, volatility in stocks led to a stronger U.S. dollar versus Euro and profits for the Trust. Despite an interest rate increase by European central banks, the dollar reached an all time high versus the Euro. Additional profits were accrued in long dollar positions against the British, Swiss, and Australian currencies. Stock index trading suffered, especially in Japan. Although the Trust's metals positions were up slightly, overall trading in non-financial markets was down slightly with the energy and food markets showing losses. The Trust recorded a gain of $1,553,258 or $2.30 per unit in April.

In May, mixed inflationary signals set the scene for two major trend reversals. The U.S. interest rate market had a volatile change of direction as rates headed lower and the Euro abruptly reversed its long term down trend versus the U.S. dollar. After having been profitable for the majority of May, the Trust closed lower when both trends reversed. Trading in U.S. bonds was down sharply, as was Euro denominated interest rate trading. After hitting all-time lows against the dollar in April, the Euro appreciated and profits accumulated in April by the Trust were given back. Short positions in the Nikkei made the stock index sector the only positive performing financial area. Long positions in the energy sector produced positive results as petroleum prices continued to surge. Trading in metals, foods and fibers was flat. The Trust recorded a loss of $735,209 or $1.18 per unit in May.

In June, uncertainty regarding an economic slowdown in the U.S. and an interest rate rise in Europe provided a conflicting climate for trading. These events created problems in the currency sector, which was the worst performing area in June. The Trust's positions in interest rates, metals and stock indices were unprofitable as well. On the positive side surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar and soybean oil allowed the agricultural sector to show a small positive return for the month. However, the Trust recorded a loss of $2,937,892 or $4.94 per unit in June.

During the quarter there were 3,347.25 units sold to the Beneficial Owners for an investment of $324,406. Investors redeemed a total of 114,089.72 Units during the quarter. At the end of the quarter there were 554,042.43 Units outstanding owned by the Beneficial Owners and 8,602.73 Units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2000, the Trust had no material credit exposure to a counter-party which is a foreign commodity exchange or to any counter parties dealing in over the counter contracts which was material.

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

In May, gold fell below $270 per ounce, a 20 year low. The Trust benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the U.S. 10-year and 30-year bonds. The Trust held short positions in this sector during May, resulting in profits for the period. In addition, the Trust held long positions in the Japanese government bond that were profitable.

Notwithstanding these gains, the Trust posted a loss for May primarily due to the markets moving against the Trust's long positions in energies and indices, as well as from long positions in British pounds and short coffee positions. During May, the Euro fell to its lowest level versus the U.S. dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Overall, the Trust posted a loss of $201,809 or $.24 per Unit in May.

In June, the rumor of the Fed raising interest rates in the U.S. became a reality. The Trust's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Trust for the fourth consecutive month. Once again, the profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, also seemed attributable to investors losing confidence in the Euro.

During June, the Trust continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index had been profitable for the Trust for the entire year, as the percentage gain in this index for 1999 was 26.64%. Short positions in the agricultural complex, especially in coffee, caused losses as the prices of these commodities rebounded. Additionally, continued long positions in crude oil were favorable as oil prices gained nearly 80% in 1999. Overall, the Trust posted a gain of $2,541,334 or $3.02 per Unit in June.

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

During the fiscal quarter ended June 30, 1999, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

                       FISCAL QUARTER ENDED MARCH 31, 2000

The Trust recorded a loss of $7,443,701 or $9.64 per Unit for the first quarter of 2000. This compares to a loss of $2,085,640 or $2.51 per Unit for the first quarter of 1999.

In the first month of the quarter the Trust posted a loss resulting primarily from volatility in the currency sector. The Trust posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Trust. Overall, the first quarter of fiscal 2000 ended negatively for the Trust accounts managed by JWH-Registered Trademark-. At March 31, 2000, JWH was managing 100% of the Trust's assets in three trading programs, the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics-Registered Trademark-Family of Programs.

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

During the fiscal quarter ended March 31, 2000, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

During the fiscal quarter ended March 31, 1999, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

               Exhibit 27     Financial Data Schedule

          b)   Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                                JWH GLOBAL TRUST

Date: August 14, 2000                          By: CIS Investments, Inc.,
                                                its Managing Owner

                                               By: /s/ Rebecca Steindel
                                                  ---------------------------
                                                Rebecca Steindel
                                                Treasurer & Secretary


                                           Duly authorized officer of the
                                           Managing Owner and the Principal
                                           Financial Officer of the Managing
                                           Owner)