Form 10-Q
period 2000-09-30
JWH GLOBAL TRUST
filed 2000-11-09
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                        Commission File Number 333-33937

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

                              Yes X     No

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2000 and the additional time frames as noted:

                                                       Fiscal       Year to Date      Fiscal Year       Fiscal        Year to Date
                                                       Quarter                                          Quarter
                                                    ENDED 9/30/00   ENDED 9/30/00   ENDED 12/31/99   ENDED 9/30/99    ENDED 9/30/99
                                                    -------------   -------------   --------------   -------------    -------------


Statement of
Financial Condition                                       X                                X

Statement of
Operations                                                X               X                                X                X

Statement of Changes
in Partners' Capital                                                      X

Statement of
Cash Flows                                                                X                                                 X

Notes to Financial
Statements                                                X

                                JWH GLOBAL TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                           SEP 30, 2000    DEC 31, 1999
                                                           ------------    ------------

ASSETS

Receivable for units sold                                        $80,587        $522,643
Equity in commodity futures
   trading accounts:
   Account balance                                            46,126,827      85,053,945
   Unrealized gain (loss) on open futures
     and forwards contracts                                   (2,684,930)      3,339,311
                                                             -----------      ----------

                                                              43,522,484      88,915,899

Interest receivable                                              233,241         377,036
Prepaid Initial O&O                                              220,287         319,417
                                                             -----------      ----------

      TOTAL ASSETS                                           $43,976,012     $89,612,352
                                                           ==============  ==============

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:

   Accrued commissions due to CIS                                234,942         474,960
   Accrued management fee                                        146,210         296,715
   Accrued operating expenses                                     74,707          60,000
   Redemptions payable                                         1,510,891       3,574,032
   Selling and Offering Expenses Payable                          18,104          36,779
                                                             -----------      ----------

      Total liabilities                                        1,984,854       4,442,486

Unitholders' Capital:
 Beneficial owners (481,522.12 units outstanding              41,254,124      84,270,892
  at 9/30/00, 806,374.79 units outstanding at
  12/31/99) (see Note 1)
 Managing owner (8,602.73 units outstanding at                   737,034         898,974
  9/30/00, 8,602.14 units outstanding at 12/31/99)               -------         -------

      Total unitholders' capital                              41,991,158      85,169,866
                                                             -----------     -----------

      TOTAL LIABILITIES AND
        UNITHOLDERS' CAPITAL                                 $43,976,012     $89,612,352
                                                           ==============  ==============

Net Asset Value per Unit                                          $85.67         $104.51

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            Jul 1, 2000     Jan 1, 2000      Jul 1, 1999     Jan 1, 1999
                                                              through         through          through         through
                                                           SEP 30, 2000    SEP 30, 2000     SEP 30, 1999    SEP 30, 1999
                                                           ------------    ------------     ------------    ------------

REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                      $373,982    ($3,278,563)        ($55,897)      $9,910,068
     Change in unrealized gain (loss)
     on open positions                                        (2,514,168)     (6,024,241)      (5,812,473)     (7,131,800)
Interest income                                                  740,608       2,589,295        1,152,297       3,192,209
Foreign currency transaction gain (loss)                         (67,195)       (456,256)         128,860        (260,400)
                                                                --------       ---------         --------       ---------

      Total revenues                                          (1,466,773)     (7,169,765)      (4,587,213)      5,710,077

EXPENSES

   Commissions paid to CIS                                       764,454       2,968,776        1,564,456       4,700,178
   Exchange fees                                                   7,337          25,171           24,933          63,378
   Management fees                                               475,747       1,847,912          979,731       2,935,732
   Incentive fees                                                      0               0                0         853,599
   Organization & Offering Expenses                               91,965         328,094          154,401         462,133
   Operating expenses                                             15,100          45,200           15,000          45,639
                                                                 -------         -------          -------         -------

      Total expenses                                           1,354,603       5,215,153        2,738,521       9,060,659
                                                              ----------      ----------       ----------       ---------

      NET PROFIT (LOSS)                                      ($2,821,376)   ($12,384,918)     ($7,325,734)    ($3,350,583)
                                                          ==============  ==============   ==============  ==============

PROFIT (LOSS) PER UNIT OF
  OWNERSHIP INTEREST                                              ($5.38)        ($18.84)          ($8.64)         ($3.98)
                                                          ==============  ==============   ==============  ==============

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                  STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                 FROM JANUARY 1, 2000 THROUGH SEPTEMBER 30, 2000

                                                                UNAUDITED

                                                                            BENEFICIAL        MANAGING
                                                              UNITS*          OWNERS            OWNER           TOTAL
                                                              ------          ------            -----           -----
Unitholders' capital at January 1, 2000                       806,374.79     $84,270,892         $898,974     $85,169,866

Additional Units Sold                                          15,256.26       1,441,129               57       1,441,187
(see Note 1)

Net profit (loss)                                                           (12,222,921)        (161,997)    (12,384,918)

Redemptions (see Note 1)                                    (340,108.92)    (32,234,977)               0     (32,234,977)
                                                            ------------    ------------               -     ------------

Unitholders' capital at September 30, 2000                    481,522.12     $41,254,124         $737,034     $41,991,158
                                                           ==============  ==============   ==============  ==============


Net asset value per unit
   January 1, 2000 (see Note 1)                                                   104.51           104.51

Net profit (loss) per unit (see Note 1)                                          (18.84)          (18.84)
                                                                                 -------          -------

Net asset value per unit
  September 30, 2000                                                              $85.67           $85.67
                                                                           ==============   ==============

* Units of Beneficial Ownership.


See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            Jan 1, 2000     Jan 1, 1999
                                                              through         through
                                                           SEP 30, 2000    SEP 30, 1999
                                                           ------------    ------------

Cash flows from operating activities:
   Net profit (loss)                                        ($12,384,918)    ($3,350,583)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     (Increase) Decrease in unrealized gain on open
       futures and forward contracts                           6,024,241       7,584,662
     (Increase) Decrease in interest receivable                  143,795         (40,528)
     Decrease in Prepaid Organization and Offering                99,130          99,129
 Expenses
     Increase (Decrease) in accrued liabilities                 (394,491)       (153,084)

     Net cash provided by (used in)
       operating activities                                   (6,512,242)      4,139,596
                                                              -----------      ---------
Cash flows from financing activities:
   Additional Units Sold                                       1,883,242      15,992,629
   Unitholder redemptions                                    (34,298,118)    (15,062,680)
                                                             ------------    ------------

   Net cash provided by (used in)
     financing activities                                    (32,414,876)        929,949
                                                             ------------        -------

Net increase (decrease) in cash                              (38,927,118)      5,069,545

Cash at beginning of period                                  $85,053,945      90,182,744
                                                             ------------     ----------

Cash at end of period                                        $46,126,827     $95,252,289
                                                           ==============  ==============


See accompanying notes to financial statements.

                                JWH GLOBAL TRUST

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

The minimum subscription size for the offering is $5,000 for individuals and $2,000 for trustees or custodians of eligible employee benefit plans and individual retirement accounts (subject to higher minimums in certain States); and $1,000 for existing investors in the Trust (the "Unitholders"). By September 30, 2000, a total of 1,128,533.60 Units were sold to Beneficial Owners of the Trust for an investment of $118,738,761 and 8,602.73 Units were sold to the Managing Owner of the Trust for an investment of $885,057, resulting in a total of 1,137,136.33 Units representing a total investment of $119,623,818 being sold in the offering period commencing April 3, 1997.

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

The management fee will be reduced to 1/12 of 2% of the Trust's month-end adjusted net assets effective October 1, 2000.

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

The incentive fee will be changed to 20% of the new trading profits of the Trust effective October 1, 2000.

(4) INCOME TAXES

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and State tax purposes, trusts such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for both periods ended September 30, 2000 and September 30, 1999 and is included in operating expenses in the Statement of Operations.

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

The margin requirement at September 30, 2000 was $5,000,902. To meet this requirement, the Trust had on deposit with the Clearing Broker

$35,746,765 in segregated funds, $6,020,241 in secured funds and $1,674,891 in non-regulated funds. At September 30, 2000, cash was on deposit with the Clearing Broker and the Forward Currency Broker that exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Trust as of September 30, 2000:

COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)

AGRICULTURAL COMMODITIES                                   16,824

FOREIGN CURRENCIES                                     (2,721,132)

STOCK INDICES                                              32,032

ENERGIES                                                 (121,917)

METALS                                                     29,727

INTEREST RATE INSTRUMENTS                                  79,536
                                                     ---------------

TOTAL                                                  (2,684,930)

The range of maturity dates of these exchange traded open contracts is October 2000 to September 2001. The average open trade equity for the period of January 1, 2000 to September 30, 2000 is $2,405,763.

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

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATION

                              FISCAL QUARTER ENDED SEPTEMBER 30, 2000

The Trust recorded a loss of $2,821,376 or $5.38 per Unit for the third quarter of 2000. This compares to a loss of $7,325,734 or $8.64 per Unit for the third quarter of 1999.

In the first month of the quarter the Trust posted a loss resulting from volatility in the interest rate and currency sectors. The Trust posted a small gain in the second month of the quarter largely due to surging petroleum prices. During the last month of the quarter, massive government intervention created losses in the currency markets and the Trust as well. At September 30, 2000, JWH(R) was managing 100% of the Trust's assets in three trading programs: the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics(R) Family of Programs.

An apparent economic slowdown in the U.S., uncertainty over the ending of zero interest rates in Japan and a one-half of one percent rise in European interest rates served to provide a conflicting economic backdrop for the Trust in July. Currency trading provided the lion's share of the losses in the portfolio. Profits in long U.S. dollar positions waned as signs of a slowdown in the U.S. economy weakened the dollar versus major currencies. Most damaging was the aforementioned rise in the European interest rate, which served to bolster an increasingly positive Euro sentiment. The rally in the Euro resulted in the majority of the Trust's currency losses in June. Many global interest rate positions proved to be unprofitable as short-term volatility over the likely direction of interest rates denied the Trust profitable trends. The index sector was down in sympathy with interest rates. On the positive side, surging petroleum prices allowed long positions in the energy sector to continue to accrue profits. Profitable positions in sugar, soybeans and coffee supported performance in the non-financial markets. Metals' trading was slightly negative. In summation, the Trust recorded a loss of $1,170,400 or $2.08 per Unit in July.

The Trust benefited from a strong U.S. dollar and a resurgence in energy prices to record a gain in August. Energies contributed the majority of the profits with Brent crude oil prices hitting 10-year highs and U.S. crude coming within $1 of a new post Gulf War record. Long U.S. dollar positions posted gains for the portfolio when the beleaguered Euro sank to a three-month low against the U.S. dollar and dragged the Swiss franc along with it. The British pound also set six-year lows against the U.S. dollar amid the perception that interest rates will hold for some time in Britain. These gains were somewhat offset by losses which occurred when the Japanese economy strengthened, causing a rally against our short Yen position. Short Nikkei positions proved unprofitable when the Index rose for the month in response to the Bank of Japan's decision to hike interest rates thus ending their 18-month zero interest rate policy. Interest rates, metals and agricultural commodities were unchanged for the month. In summation, the Trust recorded a gain of $415,177 or $0.78 per Unit in August.

Currency markets were caught off guard September 22 when massive central bank intervention supported the Euro and temporarily halted its decline. After having been up almost 6% earlier in the month, the Trust was rocked when the central banks from Canada, Japan, the United Kingdom and the U.S. agreed to purchase over 6 billion Euros. The Central Banks intervened because the Euro had declined to a level that could create inflation in its member countries. Their action led to reverberations throughout the currency and interest rate markets. Despite the gains seen early in the month, this intervention caused positions in European and Asian currencies and foreign and U.S. debt markets to be mostly unprofitable. In the energy sector, crude oil prices, after rising to over $39 a barrel, fell sharply on news that OPEC increased production and the Clinton administration released 30 million barrels from the U.S. strategic supply. Metals were profitable across the board in September with short gold positions tracking the Euro to end the month lower. In addition, long copper positions supported by falling inventories and robust demand were profitable. Agricultural commodities were off slightly due to losses in sugar. In summation, the Trust recorded a loss of $2,066,153 or $4.08 per Unit in September.

Effective October 1, Management Fees paid by the Trust to the John W. Henry Company were reduced from 4% to 2% annually (paid monthly). Incentive fees were increased from 15% to 20% of quarter end new high profits. This change in fees reduces the "breakeven" on the Trust from 7.3% to 4.8% on an annual basis.

During the quarter there were 5,130.80 additional Units sold to the Beneficial Owners for an investment of $455,230; there were no Units sold to the Managing Owner. Investors redeemed a total of 77,651.11 Units during the quarter. At the end of the quarter there were 481,522.12 Units outstanding owned by the Beneficial Owners and 8,602.73 Units outstanding owned by the Managing Owner.

During the fiscal quarter ended September 30, 2000, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

In May, gold fell below $270 per ounce, a 20-year low. The Trust benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the U.S. 10-year and 30-year bonds. The Trust held short positions in this sector during May, resulting in profits for the period. In addition, the Trust held long positions in the Japanese government bond that were profitable.

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

In the first month of the quarter the Trust posted a loss resulting primarily from volatility in the currency sector. The Trust posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Trust. Overall, the first quarter of fiscal 2000 ended negatively for the Trust accounts managed by JWH(R). At March 31, 2000, JWH was managing 100% of the Trust's assets in three trading programs, the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics(R) Family of Programs.

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

                  Exhibit-27

         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                               JWH GLOBAL TRUST

Date: November 9, 2000                        By: CIS Investments, Inc.,
                                                   its Managing Owner

                                               By:/s/ REBECCA STEINDEL
                                                  --------------------
                                                      Rebecca Steindel
                                                      Treasurer & Secretary


                                            Duly authorized officer of the
                                            Managing Owner and the Principal
                                            Financial Officer of the Managing
                                            Owner)