Form 10-K
period 2000-12-31
JWH GLOBAL TRUST
filed 2001-03-27
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended Commission File No. 333-16825 December 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K: [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 2001:
$47,844,020






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

Incorporated   by  Reference  in  Part  IV,  Item  14  is   Post-Effective
Amendment No. 4 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on September 18, 2000.





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

The initial public offering of the Trust's units of beneficial interest ("Units") commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per Unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional Units. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of Units which remained unsold upon the termination of the initial offering of the Units. On June 26, 1998, Post-Effective Amendment No. 1 to the registration statement was declared effective with the SEC. On March 1, 1999, Post-Effective Amendment No. 2 was filed with the SEC. On November 29, 1999 Post-Effective Amendment No. 3 was filed with the SEC and on September 18, 2000 Post-Effective Amendment No. 4 was filed. The Units are currently offered pursuant to a Prospectus dated October 3, 2000. The current prospectus will expire on July 3, 2001. As a result of the Units being offered at each month-end's Net Asset Value, the total number of Units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust's clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust's trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust is amortizing these costs over the Trust's first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement of 0.5% of the Trust's net assets per year. The Prospectus includes a complete discussion of the Trust's fees and expenses.

The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust's commodity transactions with respect to that portion of the Trust's assets allocated to it. As of December 31, 2000, JWH was managing 100% of the Trust's assets. The Advisory Agreement with JWH commenced on April 3, 1997 and continued in effect until the close of business on the last day of the 12th full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Fourth Amended and Restated Declaration and Agreement of Trust. The Advisory Agreement may be terminated by the Trust at any time, upon 60 days' prior written notice to the Advisor. In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the Net Asset Value of Trust funds allocated to the Advisor's management decreases as of the close of trading on any business day by more than 30% from the sum of the Net Asset Value of the Trust's funds allocated to the Advisor on the date that Trust commenced trading plus the Net Asset Value of any funds which may be allocated to the Advisor thereafter (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement attached hereto as Exhibit 10.1), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor's registration as a commodity trading advisor under the Commodity Exchange Act, as amended ("CE Act"), or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust's trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

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

Pursuant to the Advisory Agreement between the Trust and JWH, the Trust received 0.33% of the month-end assets under its management after deduction of a portion of the brokerage commissions at a 1.25% annual rate (rather than the full brokerage commission at a 6.5% annual rate) prior to October 1, 2000. Effective October 1, 2000, the management fee was reduced to 0.167%. The Trust paid JWH a quarterly incentive fee of 15% of trading profits (after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the 6.5% annual rate) achieved on the assets of the Trust allocated by the Managing Owner to JWH's management prior to October 1, 2000. Effective October 1, 2000, the incentive fee was increased to 20%. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually. See Exhibit 10.1 incorporated by reference herein for a description of NAV and trading profits.

The Trust trades in the global futures and forward markets pursuant to the Advisor's proprietary trading strategies. From the commencement of trading on June 2, 1997 until October 4, 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio. For the period beginning October 5, 1998 and ending December 31, 1999, the Trust has allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio. On January 1, 2000, the Trust substituted the JWH GlobalAnalytics Family of Programs for the Original Investment Program. Trust assets were reallocated 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics Family of Programs. JWH continues to rebalance the Trust's assets at the end of each quarter among these three trading programs in accordance with the proceding percentages.

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

The Trust's business constitutes only one segment for financial reporting purposes; it is a Delaware business trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust's business, as of December 31, 2000, is set forth under Items 6 and 7 herein.

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

(b) As of December 31, 2000, there were 430,765.38 Units held by the Beneficial Owners for an investment of $49,361,538. The Managing Owner held an investment of $768,196 (which is the equivalent of 6,703.91 Units). A total of 393,996.39 Units had been redeemed by Beneficial Owners and 1,898.82 Units by the Managing Owners during the period from January 1, 2000 to December 31, 2000. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust (Exhibit 3.1 hereto) contains a full description of redemption and distribution procedures.

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


Item 6.  Selected Financial Data

(1997 was the Trust's first year of trading, so no data is available prior to 1997)


                                  Year ended December 31,
                               1997    1998   1999     2000

1. Operating Revenues(000)   $6,988  $16,869  $2,339   $7,447
2. Profit (Loss) From
   Continuing Operations(000) 3,651    6,401  (9,222)   1,126
3. Profit (Loss) Per Unit      9.70     5.70  (10.89)   10.08
4. Total Assets(000)         65,693  100,133  89,612   52,922
5. Long Term Obligations          0        0       0        0
6. Cash Dividend Per Unit         0        0       0        0


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

The Trust's net assets are held in brokerage accounts with CIS and CISFS. The Trust earns interest on 100 percent of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 2000 CIS and CISFS had paid or accrued to pay interest of $3,265,169 to the Trust. For the calendar year ended December 31, 1999 CIS and CISFS paid or accrued to pay interest of $4,299,669 to the Trust.

For the fiscal year ended December 31, 2000, investors redeemed a total of 393,996.40 Units for $37,731,946. The Managing Owners redeemed Units for $200,544. For the fiscal year ended December 31, 1999, investors redeemed a total of 177,214.77 Units for $19,704,627. No managing Owners redeemed units during the fiscal year 1999.

During 2000, Beneficial Owners purchased 18,386.99 Units for $1,766,481. The Managing Owner made a contribution of $58 in 2000, therefore, total contribution during 2000 equals $1,766,539.

On December 31, 2000, the Trust had unrealized profits of $8,003,965 and cash on deposit of $44,316,136. These positions required margin deposits of $6,699,816. The total balance of the Trust's accounts at CIS and CISFS was $52,320,101. These figures compare to unrealized profits of $3,339,311, cash on deposit of $85,053,945, margin requirements of $13,606,854 and total balance of the Trust's accounts at CIS and CISFS of $88,393,256 as of December 31, 1999.

During the fiscal year ended December 31, 2000, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Trust trades futures contracts on recognized global futures exchanges through CIS. It also trades over the counter foreign exchange forwards contracts through CISFS. At December 31, 2000, the Trust had assets of $5,322,749 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Trust's foreign exchange transactions are transacted in US dollars.

See note 5 of the Financial Statements for procedures established by the Managing Owner to monitor and minimize market and credit risks for the Trust. In addition to the procedures set out in note 5, the Managing Owner reviews on a daily basis reports of the Trust's performance, including monitoring of the daily net asset value of the Trust. The Managing Owner also reviews the financial situation of the Trust's Clearing Broker on a monthly basis. The Managing Owner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the Managing Owner assurance that the Trust will not suffer trading losses through the trading of the Clearing Broker.

Results of Operations

The Trust posted a gain for 2000, a loss for 1999 and a positive return for 1998.

2000

During 2000, total contributions to the Trust equaled $1,766,539. Investors redeemed Units in the amount of $37,731,946 and the Managing Owner redeemed units in the amount of $200,544. The Trust achieved realized and unrealized gains of $4,182,309 and interest income of $3,265,169. Total expenses of the Trust were $6,321,659, resulting in a net profit of $1,125,819 and an increase in the Net Asset Value per Unit of $10.08.

The trust had a profitable year in 2000, producing a gain of 9.65% for the calendar year. After experiencing difficult trading environments during the first three quarters of the year, JWH, the trading advisor to the Trust, exploited trading opportunities in the financial markets during the fourth quarter and closed the year strongly.

In the first quarter of 2000, strategic events reversed trends, which led to unprofitable trading. In February, the U.S. Federal Reserve announced that they were buying back part of the debt. This led to a powerful rally in the world's interest rate markets and the Trust's short positions were closed out at a loss. In March, the decline of Nasdaq commenced and with it came a dramatic shift of capital from U.S. dollar into yen. This movement of capital hurt the Trust's long dollar and euro positions. Prices of agriculture, energy and metals markets were flat during the first quarter.

The second quarter was marked by conflicting economic signals, which often reversed long term price trends. The dollar, after having lost value in March, was strong in April and then declined in value in May and June. Interest rates, followed a similar directionless path with the "hard landing or soft landing" question being the primary driver. Through the end of June, the only market sector with defined direction was the energy sector, which has been the Trust's most consistent source of profits over the past few years.

As the third quarter began, the futures markets continued seeking direction. Metal and agricultural prices were listless. Stock index trading was volatile in the short term and sideways over a longer period. Up trends emerged in the world's bond markets where open trade profits were accrued. In the currency sector, the dollar gained very steadily versus euro during July and August. By September, the dollar was gaining value on all major currencies. However, on September 22, the European Central Bank intervened to support the euro. Consequently, price trends reversed dramatically and the Trust's accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite the intervention, the Trust remained long dollar and interest rates and reaped the benefits of those positions as the fourth quarter began. In October, the dollar hit its all-time high versus the euro and gained substantially versus the Swiss, British and Japanese currencies. By November, interest rate trading became the Trust's strongest sector as long positions in global bond markets amassed large open trade gains. Strong performance in interest rate markets continued in December. A revival of European currencies provided the bulk of the month's gain in the currency sector. These trends remained in place through year-end.

Effective October 1, Management Fees paid by the Trust to JWH were reduced from 4% to 2% annually (paid monthly). Incentive fees were increased from 15% to 20% of quarter end new high profits. This change in fees reduced the "breakeven" on the Trust from 7.3% to 4.8%.

1999

The JWH Global Trust experienced a disappointing year in 1999. The year-end Net Asset Value for 1999 ended the year at $104.51 per unit, representing a loss of 9.44% for the year.

In 1999, JWH experienced its most difficult year in the firm's 18 year history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH.

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

The "choppy" markets described above surfaced in many areas but most particularly the world's interest rate markets. The Fed's attempt to slow down the escalating economy resulted in one-quarter point increases in the fed funds rate in June, August and October. Despite these increases, short positions in the 10-year and 30-year U.S. bonds resulted in flat performance largely due to occasional price aberrations, which triggered stop loss orders.

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

1998

The year 1998 was marked by declining global interest rates and commodity prices and extremely volatile currency fluctuations. The Trust produced a net gain of 5.20% for the calendar year. One of the key markets that consistently reported profits during the year was the energy sector, primarily crude oil. Short crude oil prices throughout the year were beneficial to the Trust. Additionally, coffee prices fell 28% during the year and the Trust benefited from its short positions in coffee prices.

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


The Trust's Trading Value at Risk in Different Market Sectors

[Explanatory note: We are not required to provide quarterly information for fiscal year 1999. However, since this information already existed and it is not incorrect to provide it, I thought it would be more efficient to use what we had rather than going back to determine year-end information for 1999.]

The Trust's Trading Value at Risk in Different Market Sectors

       The following table indicates the average, highest and lowest amounts of trading Value at Risk associated with the Trust's open positions by market category for fiscal year 2000 and 1999. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2000, the Trust's average total capitalization was approximately $57.0 million, and during fiscal year 1999, the Trust's average total capitalization was approximately $94.2 million.

                                Fiscal Year 2000
---------------------------------------------------------------------------
------------------- ------------ ------------ ----------- -----------------

                      Highest      Lowest      Average          % of
      Market           Value        Value       Value         Average
      Sector         at Risk*     at Risk*     at Risk*   Capitalization**
Interest Rates         $2.8         $0.9         $2.1           3.7%
Currencies             $4.3         $1.1         $2.4           4.2%
Stock Indices          $1.2         $0.1         $0.7           1.2%
Metals                 $1.0         $0.1         $0.5           0.9%
Commodities            $0.3         $0.0         $0.1           0.2%
Energy                 $0.5         $0.1         $0.3           0.5%
Total                  $10.1        $2.3         $6.1          10.7%

                                Fiscal Year 1999
--------------------------------------------------------------------------
-------------------- ----------- ----------- ----------- -----------------

                      Highest      Lowest     Average          % of
      Market           Value       Value       Value         Average
      Sector          at Risk*    at Risk*    at Risk*   Capitalization**
Interest Rates         $4.7         $3.3        $4.1           4.3%
Currencies             $5.8         $3.5        $4.7           5.0%
Stock Indices          $1.2         $0.8        $1.0           1.1%
Metals                 $2.2         $1.6        $1.9           2.0%
Commodities            $0.9         $0.8        $0.9           0.9%
Energy                 $1.1         $1.0        $1.1           1.1%
Total                 $15.9        $11.0       $13.7          14.4%


* Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Trust's capitalization at the end of each fiscal quarter for fiscal year 1999.



                       December 31, 1998
----------------------------------------------------------------
                                              % of Total
Market Sector          Value at Risk          Capitalization
Interest Rates         $4.6 million                 4.9%
Currencies             $1.8 million                 1.9%
Stock Indices          $0.8 million                 0.8%
Precious Metals        $0.5 million                 0.5%
Commodities            $0.7 million                 0.7%
Energy                 $0.5 million                 0.5%
Total                  $ 8.9 million                9.3%


Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Trust - give no indication of this "risk of ruin."

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 2000, the Trust had approximately $44.3 million in cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2000, by market sector.

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

Stock Indices. The Trust's primary equity exposure is to equity price risk in the G-7 countries excluding the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2000, the Trust's primary exposures were in the DAX (Germany), FTSE (Britain) and Nikkei (Japan) stock indices. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being "whipsawed" into numerous small losses.)

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

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains and cotton accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 2000. In the past, the Trust has had material market exposure to live cattle, coffee, sugar, cocoa and the soybean complex and may do so again in the future. However, JWH and the Trust will maintain an emphasis on grains, coffee, sugar and cocoa, in which the Trust has historically taken its largest commodity positions.

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

The following were the only non-trading risk exposures of the Trust as of December 31, 2000.

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

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. This information has not been audited.


                           First Quarter       Second Quarter      Third Quarter      Fourth Quarter
                           2000                2000                2000               2000
-------------------------- --- --------------- --- --------------- --- -------------- ---- --------------
Total Revenues             $      (5,283,831)  $        (419,161)  $     (1,446,773)          14,597,242
Total Expenses             $        2,159,870  $        1,700,682  $       1,354,603  $        1,106,503
Gross Profit (Loss)        $      (7,443,701)  $      (2,119,843)  $     (2,801,376)  $       13,490,739
Net Profit (Loss)          $      (7,443,701)  $      (2,119,843)  $     (2,801,376)  $       13,490,739
Net Profit per Unit        $           (9.64)  $           (3.82)  $          (5.38)  $            28.92




                           First Quarter       Second Quarter      Third Quarter      Fourth Quarter
                           1999                1999                1999               1999
-------------------------- -- ---------------- -- ---------------- -- ---------------- -- ----------------
Total Revenues             $          558,966  $        9,738,323  $      (4,587,213)  $      (3,371,098)
Total Expenses             $        2,644,606  $        3,677,532  $        2,738,521  $        2,500,410
Gross Profit (Loss)        $      (2,085,640)  $        6,060,792  $      (7,325,734)  $      (5,871,508)
Net Profit (Loss)          $      (2,085,640)  $        6,060,792  $      (6,292,066)  $      (5,871,508)
Net Profit per Unit        $           (2.51)  $             7.17  $           (8.64)  $           (6.91)


There were no extraordinary, unusual or infrequently occurring items recognized in each full calendar quarter within the two most recent fiscal years, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reporter above.

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.


                        Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments, Inc. The officers and directors of the Managing Owner as of December 31, 2000 were as follows:

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


Shaun D. O'Brien (born November 1964) is Vice President and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson
School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.


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


Rebecca S. Steindel (born in April 1965), Secretary and Treasurer. Ms. Steindel was elected Secretary of CISI in September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.


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

CIS and CISFS, affiliates of the Managing Owner, are the Trust's clearing broker and currency dealer, respectively. During the year ended December 31, 2000, the Trust accrued and paid $3,737,532 in brokerage commissions to CIS, as compared to $6,136,926 in 1999 and $5,195,089 in 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

(a) As of December 31, 2000, no person was known to the Trust to own beneficially more than 5% of the outstanding Units.

(b) As of December 31, 2000, the Managing Owner beneficially held an ownership of $768,196 (which is the equivalent of 6,703.91 Units) or approximately 1.53% of the ownership of the Trust as of that date.

  (c) As of December 31, 2000, no arrangements were known to the registrant, including any pledges by any person of Units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.


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

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are included herein:

(1)     Financial Statements:

a.       Report of Independent Public Accountants.

b.  Statements of Financial Condition as of December 31, 2000 and 1999.


c. Statements of Operations, Statements of Unitholders' Capital and Statements of Cash Flows for the years ended December 31, 2000 1999, and 1998.

d.   Notes to Financial Statements.


(2) All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes hereto.


(3) Exhibits:

    See the Index to Exhibits annexed hereto.

(b) Reports on Form 8-K:
    None



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March _____, 2001               JWH GLOBAL TRUST

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


Date:  March _______, 2001

                               /s/ Bernard W. Dan
                                  Bernard W. Dan
                                  Director and President


                              /s/ Barbara A. Pfendler
                                  Barbara A. Pfendler
                                  DirectorandVice President


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


10.1 Trading Advisory Agreement dated as of April 3, 1997 between JWH Global Trust and John W. Henry & Company, Inc. Incorporated by Reference to Amendment No. 2 to Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3, 1997).

10.2 First Amendment to Trading Advisory Agreement dated September 29, 2000 between JWH Global Trust and John W. Henry & Company, Inc.




                          Index to Financial Statements

                                Table of Contents




Independent Auditors' Report

Financial Statements:
Statements of Financial Condition, December 31, 2000 and 1999

Statements of Operations, Years ended December 31, 2000, 1999 and 1998


Statements of Changes in Unitholders' Capital, Years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998

Notes to Financial Statements

Acknowledgment










                          Independent Auditors' Report



     The Unitholders
     JWH Global Trust:


     We have audited the accompanying statements of financial condition of JWH Global Trust (the Trust) as of December 31, 2000 and 1999, and the related statements of operations, changes in unitholders' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Global Trust as of December 31, 2000 and 1999, and the results of operations, changes in unitholders' capital and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


     KPMG LLP



     Chicago, Illinois


     January 26, 2001




                                                    JWH GLOBAL TRUST

                                            Statements of Financial Condition

                                               December 31, 2000 and 1999




   Assets                                                                                     2000              1999
                                                                                         ---------------   ---------------

Assets:
         Equity in commodity trading accounts:
          Cash on deposit with Brokers                                                 $     44,316,136        85,053,945
          Unrealized gain on open contracts                                                   8,003,965         3,339,311
                                                                                         ---------------------------------

                                                                                             52,320,101        88,393,256

         Receivable for units sold                                                              191,437           522,643
         Interest receivable                                                                    223,611           377,036
         Prepaid initial organization and offering costs                                        187,244           319,417
                                                                                         ---------------------------------

                 Total assets                                                          $     52,922,393        89,612,352
                                                                                         =================================

Liabilities and Unitholders' Capital

Liabilities:
         Accrued commissions on open contracts                                         $        282,628           474,960
          due to CIS
         Accrued management fees                                                                 87,816           296,715
         Accrued operating expenses                                                              60,000            60,000
         Accrued offering expenses                                                               21,796            36,779
         Redemptions payable                                                                  2,340,419         3,574,032
                                                                                         ---------------------------------

                 Total liabilities                                                            2,792,659         4,442,486
                                                                                         ---------------------------------

Unitholders' capital:
         Beneficial owners (430,765.38 and 806,374.79  units outstanding at
          December 31, 2000 and 1999, respectively)                                          49,361,538        84,270,892
                                                                                         ---------------------------------
         Managing owner (6,703.91 and 8,602.14 units outstanding at
          December 31, 2000 and 1999, respectively)                                             768,196           898,974
                                                                                         ---------------------------------

                 Total unitholders' capital                                                  50,129,734        85,169,866
                                                                                      ====================================

                 Total liabilities and unitholders' capital                            $     52,922,393        89,612,352
                                                                                      ====================================


See accompanying notes to financial statements.







                                                    JWH GLOBAL TRUST

                                                Statements of Operations

                                  Years ended December 31, 2000, 1999 and 1998




                                                                              2000             1999             1998
                                                                         ---------------  ---------------  ---------------
Revenues:
          Gain (loss) on trading of commodity contracts:
             Realized gain on closed positions                        $             740        2,105,322       10,418,484
             Change in unrealized gain on open positions                      4,664,653      (4,219,845)        3,078,002
          Interest income                                                     3,265,169        4,299,669        3,669,771
          Foreign currency transaction gain (loss)                            (483,085)          153,831        (296,969)
                                                                         ---------------  ---------------  ---------------

              Total revenues                                                  7,447,477        2,338,977       16,869,288
                                                                         ---------------  ---------------  ---------------

Expenses:
          Commission paid to CIS                                              3,737,532        6,136,926        5,195,089
          Exchange, clearing and NFA fees                                        38,489           83,215           59,724
          Management fees                                                     2,088,954        3,833,530        3,239,007
          Incentive fees                                                              0          853,599        1,383,562
          Amortization  of prepaid  initial  organization  and  offering        132,173          132,172          132,173
          costs
          Ongoing organization and offering expenses                            288,770          474,221          400,616
          Operating expenses                                                     35,740           47,406           58,596
                                                                         ---------------  ---------------  ---------------

              Total expenses                                                  6,321,658       11,561,069       10,468,767
                                                                         ---------------  ---------------  ---------------

              Net profit (loss)                                       $       1,125,819      (9,222,092)        6,400,521
                                                                         ===============  ===============  ===============

Profit (loss) per unit of beneficial ownership interest               $                                              5.70
                                                                                  10.08          (10.89)
Profit (loss) per unit of managing ownership interest                                                                5.70
                                                                                  10.08          (10.89)
                                                                         ===============  ===============  ===============

See accompanying notes to financial statements.












                                                     JWH GLOBAL TRUST

                                  Statements of Changes in Unitholders' Capital

                                   Years ended December 31, 2000, 1999 and 1998




                                                                           Beneficial       Managing
                                                        Units*               Owners           Owner             Total
                                                  -------------------     ----------------- --------------   ----------------

Balance at December 31, 1997                            580,678.76            63,702,878        648,646         64,351,524

Net income                                                       0             6,324,744         75,777          6,400,521
Unitholders' contributions                              358,583.68            37,661,334        277,071         37,938,405
Unitholders' redemptions                              (120,556.32)          (13,217,904)              0       (13,217,904)
                                                  -----------------     -----------------  -------------  -----------------

Balance at December 31, 1998                            818,706.12            94,471,052      1,001,494         95,472,546

Net loss                                                         0           (9,119,572)      (102,520)        (9,222,092)
Unitholders' contributions                              164,883.44            18,624,039              0         18,624,039
Unitholders' redemptions                              (177,214.77)          (19,704,627)              0       (19,704,627)
                                                  -----------------     -----------------  -------------  -----------------

Balance at December 31, 1999                            806,374.79            84,270,892        898,974         85,169,866

Net income                                                       0             1,056,111         69,708          1,125,819
Unitholders' contributions                               18,386.99             1,766,481             58          1,766,539
Unitholders' redemptions                              (393,996.40)          (37,731,946)      (200,544)       (37,932,490)
                                                  -----------------     -----------------  -------------  -----------------

Balance at December 31, 2000                            430,765.38    $       49,361,538        768,196         50,129,734
                                                  =================     =================  =============  =================

Net asset value per unit at December 31, 2000                         $           114.59         114.59
Net asset value per unit at December 31, 1999                                     104.51         104.51
Net asset value per unit at December 31, 1998                                     115.40         115.40
                                                                        =================  =============

*Units of beneficial ownership.


See accompanying notes to financial statements.












                                                      JWH GLOBAL TRUST

                                                  Statements of Cash Flows

                                   Years ended December 31, 2000, 1999 and 1998




                                                                             2000              1999               1998
                                                                       -----------------  ----------------   ----------------

Cash flows from operating activities:
          Net profit (loss)                                          $        1,125,819       (9,222,092)          6,400,521
          Adjustments to reconcile net profit (loss) to
            net cash provided by (used in) operating activities :
             Decrease (increase) in unrealized gain (loss)
             on open contracts                                                (4,664,653)         4,219,845      (3,078,002)
             Change     in     assets     and
             liabilities:
             Decrease (increase) in interest receivable                         153,425          (38,772)           (97,519)
             Decrease  in prepaid initial organization
              and offering costs                                                132,173           132,172            132,173
             Increase (decrease) in accrued liabilities                       (416,215)         (259,133)          (183,111)
                                                                       -----------------  ----------------   ----------------

              Net cash provided by (used in) operating activities           (3,669,451)       (5,167,980)          3,174,062
                                                                       -----------------------------------   ----------------

Cash flows from financing activities:
          Net proceeds from sale of units                                     2,097,745        19,702,800         40,446,623
          Unit redemptions                                                  (39,166,103)       (19,663,619)       (9,716,075)
                                                                       ------------------  -----------------  ----------------

              Net cash provided by (used in) financing activities          (37,068,358)            39,181         30,730,548
                                                                       -----------------------------------   ----------------

              Net increase (decrease) in cash                              (40,737,809)       (5,128,799)         33,904,610

Cash at beginning of year                                                    85,053,945        90,182,744         56,278,134
                                                                       -----------------  ----------------   ----------------

Cash at end of year                                                  $       44,316,136        85,053,945         90,182,744
                                                                       ===================================   ================


See accompanying notes to financial statements.







                                JWH GLOBAL TRUST

                          Notes to Financial Statements

                     December 31, 2000, 1999 and 1998

 (1)    General Information and Summary

        JWH Global Trust (the Trust), a Delaware business trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

        Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By December 31, 2000, a total of 1,131,668.01 units representing an investment for $119,064,111 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

        Redemptions

        A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on five days' written notice to the Managing Owner. Payment will be made within ten business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust's Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

        Organizational and Offering Costs

        Initial organizational and offering costs advanced to the Trust are being amortized over the first 60 months of the Trust's operations, subject to a maximum monthly payment of 1/60 of 2% of the month-end net assets. Ongoing offering costs, subject to a ceiling of 0.5% of the Trust's average month-end net assets, are paid by the Trust and expensed as incurred.

        Commissions

        Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions." These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust's month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the years ended December 31, 2000, 1999 and 1998 was $57, $59 and $61, respectively.

        Certain large investors are eligible for a "Special Brokerage Fee Rate" of 5% per year. As of December 31, 2000, there were no such eligible investors in the Trust.

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

        Statements of Cash Flows

        For purposes of the statements of cash flows, cash includes cash on deposit with the Brokers in the commodity futures trading accounts.

         Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)Fees

        Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing three of its trading programs, the JWH GlobalAnalytics Family of Programs, the Financial and Metals Portfolio, and the G-7 Currency Portfolio.

        Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the Trust's month-end assets after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets after the deductions.

        Also, under signed agreement, prior to October 1, 2000, the Trust paid to JWH a quarterly incentive fee equal to 15% of the net trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the Brokerage Fees at an annual rate of 1.25%. Effective October 1, 2000, the agreement with JWH was changed to increase the incentive fee to 20% of the net trading profits.

 (4)    Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, $0, and $41,242 for the years ended December 31, 2000, 1999 and 1998, respectively, and is included in operating expenses in the statement of operations.

 (5)  Financial Instruments with Off-balance Sheet Risk

        The Trust was formed to speculatively trade commodity interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions in which they maintain at each Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus has no direct market exposure.

        The contractual amounts of commitments for the Trust to purchase and sell exchange traded futures contracts and foreign currency forwards contracts was $455,367,477 and $154,636,609, respectively, on December 31, 2000 and $229,942,351 and $245,184,015, respectively, on December
        31, 1999. The contractual amounts of these instruments reflect the extent of the Trusts' involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty performance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Trust for futures contracts traded in the United States and most non-U.S. exchanges on which the Trust trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by their membership and will act in the event of nonperformance by one of their members or one of the members' customers and as such should significantly reduce this credit risk. In cases where the Trust trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Trust for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Trust's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

        The average fair value of commodity interests was $2,758,417, $5,169,913 and $4,860,965 during 2000, 1999 and 1998, respectively. Fair value as of December 31, 2000 and 1999 was $8,003,965 and $3,339,311,
        respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

        The Trust holds futures positions on various exchanges throughout the world and forwards positions with CISFS that transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and forward currency contracts are classified as financial instruments. SFAS 105 requires that the Trust disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures and forwards positions of the Trust at the same time (both long positions and short positions), and if the markets moved such that the CTA was unable to offset the positions of the Trust, the Trust could lose all of its assets and the beneficial owners would realize a 100% loss. The Trust utilizes three of the trading programs of the CTA. One trading program is diversified among all commodity groups, while the other is diversified among the various futures contracts and forwards contracts in the financial and metals group. The third trading program is diversified among various foreign currency forward contracts, including cross currency contracts. The programs trade in the U.S. and outside of the U.S. Such diversification should greatly reduce this market risk.

        At December 31, 2000, the cash requirement of the commodity interests of the Trust was $6,699,816. This cash requirement was met by $39,278,293 held in segregated funds, $7,719,059 held in secured funds and $5,322,749 held in nonregulated funds. At December 31, 1999, the cash requirement of the commodity interests of the Trust was $13,606,854. This cash requirement was met by $74,766,486 held in segregated funds, $8,457,917 held in secured funds and $5,168,853 held in non-regulated funds. At December 31, 2000 and 1999, cash was on deposit with the Brokers that exceeded the cash requirement amount.

        The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at December 31, 2000 and 1999:



           Commodity Group                         2000           1999
                                             -------------------------------

        Agricultural                     $          10,743          629,757
        Currency                                 4,303,848        1,461,045
        Stock Indices                              310,384          190,407
        Energies                                   485,284          401,260
        Metals                                     (84,408)        (484,516)
        Interest                                 2,978,114        1,141,358
                                             -------------------------------

                                         $       8,003,965        3,339,311
                                             ===============================



The range of expiration dates of these open contracts is January 2001 to December 2001.






Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.



----------------------------------
Rebecca S. Steindel
Treasurer, CIS Investments, Inc.,
The Managing Owner and Commodity Pool Operator of
JWH Global Trust





FIRST AMENDMENT TO
TRADING ADVISORY AGREEMENT

This Amendment ("Amendment") to the Trading Advisory Agreement (the "Agreement") dated as of April 3, 1997, by and among JWH GLOBAL TRUST (the "Trust"), CIS INVESTMENTS, INC. (the "Managing Owner"), and JOHN W. HENRY & COMPANY, INC. (the "Advisor"), and agreed to as to Section 4 by Cargill Investor Services, Inc., is made this 29th day of September, 2000.

W I T N E S S E T H:

WHEREAS, the parties hereto entered into the Agreement to set forth the terms and conditions upon which the Advisor renders advisory services in connection with the Trust's commodity interest trading activities; and

WHEREAS, the parties hereto desire to amend the Agreement to reflect a change in the management and incentive fees paid by the Trust to the Advisor.

NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of all of which are hereby acknowledged, the parties hereto agree as follows:

1. Amendment.  Section 5 of the Agreement shall be amended as follows:

(a) in the third line of the first paragraph, "1/3 of 1%" shall be stricken and replaced with "1/6 of 1%"; and

(b) in the seventh line of the first paragraph, "15%" shall be stricken and replaced with "20%".

2. Effective Date. The effective date of this Amendment shall be October 1, 2000.

3.  Miscellaneous.

(a) Except as amended hereby, the Agreement shall remain in full force and effect and is hereby ratified and confirmed.

(b) This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original, but all such separate counterparts shall constitute but one and the same instrument.




IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first written above.

JWH GLOBAL TRUST

By:  CIS Investments, Inc., its Managing Owner


By:  /s/  Ronald L. Davis
Name:   Ronald L. Davis
Title:      Vice President


CIS INVESTMENTS, INC.


By:  /s/  Ronald L. Davis
Name:   Ronald L. Davis
Title:      Vice President


JOHN W. HENRY & COMPANY, INC.


By:  /s/  David M. Kozak
Name:   David M. Kozak
Title:     Senior Vice President


Agreed to and Acknowledged by:

CARGILL INVESTOR SERVICES, INC.


By:  /s/  Barbara A. Pfendler
Name:   Barbara A. Pfendler
Title:     Vice President