Form 10-Q
period 2001-03-31
JWH GLOBAL TRUST
filed 2001-05-08
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              Quarterly report pursuant to Section 13 or 15
               (d) of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001


                        Commission File Number 333-33937


                            JWH GLOBAL TRUST
         (Exact name of registrant as specified in its charter)


            Delaware                              36-4113382
           (State or other jurisdiction of  (I.R.S. Employer
            incorporation or organization)Identification No.)

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

Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2001 and the additional time frames as noted:

                                   Fiscal Quarter      Year to Date        Fiscal Year     Fiscal Quarter     Year to Date
                                    Ended 3/31/01     Ended 3/31/01     Ended 12/31/00     Ended 3/31/00     Ended 3/31/00

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

                                                                          Mar 31, 2001            Dec 31, 2000
                    Assets
Assets:
  Equity in commodity trading accounts:
    Cash on deposit with Brokers                                           50,181,608              44,316,136
    Unrealized gain (loss) on open contracts                                3,453,244               8,003,965

                                                                           53,634,852              52,320,101

  Receivable for units sold
                                                                              869,481                 191,437
  Interest receivable
                                                                              186,563                 223,611
  Prepaid initial organization and offering costs
                                                                              154,201                 187,244

Total Assets                                                               54,845,097              52,922,393
                                                                         =============           =============

             Liabilities and Unitholders' Capital
Liabilities:
  Accrued commissions on open contracts due to CIS                            288,884                 282,628
  Accrued management fees                                                      89,889                  87,816
  Accrued incentive fees                                                      990,171                       0
  Accrued operating expenses                                                   66,713                  60,000
  Accrued offering expenses                                                    21,896                  21,796
  Redemptions payable                                                         469,717               2,340,419

Total liabilities                                                           1,927,270               2,792,659

Unitholders' capital:
  Beneficial owners (413,329.66 and 430,765.38 units outstanding at
    March 31, 2001 and December 31, 2000, respectively)                    52,191,212              49,361,538
  Managing owner (5,754.50 and 6,703.91 units outstanding at
    March 31, 2001 and December 31, 2000, respectively)                       726,615                 768,196


Total unitholders' capital                                                 52,917,827              50,129,734

Total liabilities and unitholders' capital                                $54,845,097             $52,922,393
                                                                         =============           =============

Net Asset Value per Unit                                                      $126.27                 $114.59

See accompanying notes to financial statements.

                                      JWH GLOBAL TRUST
                                  STATEMENTS OF OPERATIONS
                                        UNAUDITED

                                                                       Jan 1, 2001    Jan 1, 2001     Jan 1, 2000     Jan 1, 2000
                                                                           through        through         through         through
                                                                      Mar 31, 2001   Mar 31, 2001    Mar 31, 2000    Mar 31, 2000

Revenues:
  Gain (loss) on trading of commodity contracts:
    Realized gain (loss) on closed positions                          $10,968,402    $10,968,402     ($5,276,040)     ($5,276,040)
    Change in unrealized gain (loss) on open positions                 (4,550,721)    (4,550,721)       (725,850)        (725,850)
  Interest Income                                                         563,889        563,889       1,027,203        1,027,203
  Foreign currency transaction gain (loss)                                112,555        112,555        (309,145)        (309,145)

Total revenues                                                          7,094,125      7,094,125      (5,283,831)      (5,283,831)

Expenses:
  Commission paid to CIS                                                  828,612        828,612       1,232,410        1,232,410
  Exchange, clearing and NFA fees                                           6,416          6,416          15,699           15,699
  Management fees                                                         257,364        257,364         768,478          768,478
  Incentive fees                                                          990,171        990,171               0                0
  Amortization of prepaid initial organization and offering costs          33,043         33,043          33,043           33,043
  Ongoing organization and offering expenses                               63,456         63,456          95,240           95,240
  Operating expenses                                                       15,000         15,000          15,000           15,000

Total expenses                                                          2,194,062      2,194,062       2,159,870        2,159,870

Net profit (loss)                                                      $4,900,063     $4,900,063     ($7,443,701)     ($7,443,701)
                                                                       ===========    ===========    ============     ============

Profit (loss) per unit of beneficial ownership interest                    $11.68         $11.68          ($9.64)          ($9.64)
Profit (loss) per unit of managing ownership interest                      $11.68         $11.68          ($9.64)          ($9.64)
                                                                       ===========    ===========    ============     ============

See accompanying notes to financial statements.

                                    JWH GLOBAL TRUST
                      STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                      From January 1, 2001 through March 31, 2001
                                       UNAUDITED

                                                                         Beneficial        Managing
                                                          Units*           Owners            Owner                 Total

Unitholders' capital at January 1, 2001               430,765.38       $49,361,538         $768,196           $50,129,734

Net profit (loss)                                                        4,831,000           69,063             4,900,063

Unitholders' contributions                             13,100.23         1,594,086                0             1,594,086

Unitholders' redemptions                              (30,535.95)       (3,595,412)        (110,644)           (3,706,056)

Unitholders' capital at March 31, 2001                413,329.66       $52,191,212         $726,615           $52,917,827
                                                   ==============     =============       ==========          ============


Net asset value per unit
   January 1, 2000 (see Note 1)                                             114.59           114.59

Net profit (loss) per unit (see Note 1)                                      11.68            11.68

Net asset value per unit
  March 31, 2001                                                           $126.27          $126.27
                                                                      =============       ==========

* Units of Beneficial Ownership.

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST
                            STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                  Jan 1, 2001           Jan 1, 2000
                                                                                      through               through
                                                                                 Mar 31, 2001          Mar 31, 2000
Cash flows from operating activities:
  Net profit (loss)                                                             $  4,900,063         $  (7,443,701)
  Adjustments to reconcile net profit (loss) to
    net cash provided by (used in) operating activities:
      Decrease (increase) in unrealized gain (loss) on open contracts              4,550,721               725,849
      Change in assets and liabilities:
        Decrease (increase) in interest receivable                                    37,048                41,525
        Decrease in prepaid initial organization and offering costs                   33,043                33,043
        Increase (decrease) in accrued liabilities                                (2,736,091)             (176,817)

Net cash provided by (used in) operating activities                                6,784,784            (6,820,101)

Cash flows from financing activities:
  Net proceeds from sale of units                                                    916,042               928,919
  Unit redemptions                                                                (1,835,354)          (11,925,133)

Net cash provided by (used in) financing activities                                 (919,312)          (10,996,214)

Net increase (decrease) in cash                                                    5,865,472           (17,816,315)

Cash at beginning of period                                                       44,316,136            85,053,945

Cash at end of period                                                           $ 50,181,608         $  67,237,630
                                                                                =============        ==============

See accompanying notes to financial statements.

                                JWH GLOBAL TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2001

 (1)    General Information and Summary

        JWH Global Trust (the Trust), a Delaware business trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forward Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

        Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By March 31, 2001, a total of 1,144,768.25 units representing an investment for $120,658,199 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

        The Trust will be terminated on December 31, 2026, if none of the following occur prior to that date: (1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) disassociation of the Managing Owner with the Trust; (3) bankruptcy of the Trust; (4) a decrease in the net asset value to less than $2,500,000; (5) a decline in the net asset value per unit to $50 or less; (6) dissolution of the Trust; or (7) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

        Commissions

        Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions." These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust's average month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

        Certain large investors are eligible for a 'Special Brokerage Fee Rate' of 5% per year. As of March 31, 2001, there were no such eligible investors in the Trust.

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

        Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the Trust's month-end net assets after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets after the deductions.

        Also, under signed agreement, prior to October 1, 2000, the Trust paid to JWH a quarterly incentive fee equal to 15% of the new trading profits of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the Brokerage Fees at an annual rate of 1.25%. Effective October 1, 2000, the agreement with JWH was changed to increase the incentive fee to 20% of the net trading profits.

 (4)    Income Taxes

        No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended March 31, 2001 and March 31, 2000, and is included in operating expenses in the statement of operations.

 (5)    Financial Instruments with Off-balance Sheet Risk

        The Trust was formed to speculatively trade commodity interests. The Trust's commodity interest transactions and its related cash balance are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impairs the ability of the Brokers to satisfy the obligations to the Trust, the Trust would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts that are designated as customer-secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions in which they maintain at each Broker. Such procedures should protect the Trust from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker nor the Forwards Currency Broker engage in proprietary trading and thus neither has any direct market exposure.

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

        The average fair value of commodity interests was $6,246,657 from the period of Januray 1 to March 31 of 2001. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

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

        At March 31, 2001, the cash requirement of the commodity interests of the Trust was $5,613,255. This cash requirement was met by $41,839,604 held in segregated funds, $5,411,739 held in secured funds and $6,383,509 held in nonregulated funds. At March 31, 2001, cash was on deposit with the Brokers that exceeded the cash requirement amount.

        The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at March 31, 2001

        COMMODITY GROUP               UNREALIZED GAIN/(LOSS)
        AGRICULTURAL COMMODITIES             312,392
        FOREIGN CURRENCIES                 2,625,680
        STOCK INDICES                        148,496
        ENERGIES                             (26,358)
        METALS                               148,900
        INTEREST RATE INSTRUMENTS            244,134
                                          -----------
        TOTAL                              3,453,244

The range of expiration dates of these open contracts is April 2001 to March
2002.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 27, 2001, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter Ended March 31, 2001

The Trust recorded a gain of $4,900,063 or $11.68 per unit in the first quarter of 2001. As of March 31, the Trust has gained 26.27% since inception.

All three months of the quarter were profitable for Trust investors. On March 31, 2001, JWH was managing 100% of the Trust's assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics Family of Programs and the G-7 Portfolio. Approximately 40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

In early January, the interest rate and currency sectors continued to accrue profits as they had in the fourth quarter of 2000. However, by midmonth, these markets began to consolidate and move against their long-term trends. The single most profitable position in the Trust's portfolio was short Japanese yen. Long positions in the Euro and the U.S. Dollar against the Yen offset losses in other currency markets. In the interest rate sector, the Trust's long bond positions in various countries around the world remained the cornerstone of the portfolio. Smaller profits were produced in almost every geographic area with European markets leading the way. Crude and heating oil prices bounced about in a featureless pattern. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. The Trust recorded a gain of $853,853 or $1.95 per unit in January.

During February, the Bank of Japan once again adopted a policy of reducing interest rates as Japan's economic recovery stalled. This allowed the Trust's long positions in Japanese bonds to greatly appreciate in value. Smaller gains were made in long positions in U.S., Germany, Great Britain, and Australian interest rates. Trading in European currencies was negative. Both the Euro and Swiss franc traded in erratic patterns for much of the month, which more than offset the gains made in the Yen. OPEC agreed to cut output by 1.5 million barrels a day in order to support prices. However, the slowing of global economies counteracted this decrease leading to an unprofitable trading environment for the Trust. By the end of the month, the Trust all but exited the energy sector. The Trust recorded a gain of $43,430 or $0.11 per Unit in February.

In March, the Trust continued its positive performance. Despite a trend interruption late in the month, trading in the interest rate sector was positive in March with some geographic areas dramatically outperforming others. The Bank of Japan's decision to stimulate Japan's economy at all costs hastened the decline of Japanese interest rates which allowed the Trust's long Japanese bond positions to be the most profitable in the portfolio. Gloomy growth outlooks for Europe and Great Britain directed interest rates lower which was profitable for the Trust. Conversely, trading in U.S. interest rates was negative. The currency sector, which had been up dramatically since September, continued its stellar performance in March. The unyielding strength of the U.S. dollar versus the Japanese yen was the cornerstone of the sector's performance. The Yen lost approximately 8% to the U.S. dollar in March and approximately 17% since September. Gains also accrued in long U.S. dollar positions against the Swiss franc and Australian dollar. Trading in the U.S. dollar versus the Euro was slightly negative. As had been the case for several months, position sizes in the commodity, metal, energy and stock index sectors were quite small due to lack of price trends. The Trust recorded a gain of $4,002,780 or $9.62 per unit in March.


During the quarter there were 13,100.23 units sold to the Beneficial Owners for an investment of $1,594,086. Beneficial Owners redeemed a total of 30,535.95 units during the quarter. The Managing Owner redeemed a total of 949.41 units during the quarter. At the end of the quarter there were 413,329.66 units outstanding owned by the Beneficial Owners and 5,754.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2001, the Trust had no material credit exposure to a counter-party which is a foreign commodity exchange or to any counter parties dealing in over the counter contracts.


Fiscal Quarter Ended March 31, 2000

The Trust recorded a loss of $7,443,701 or $9.64 per unit for the first quarter of 2000. This compares to a loss of $2,085,640 or $2.51 per unit for the first quarter of 1999.

In the first month of the quarter the Trust posted a loss resulting primarily from volatility in the currency sector. The Trust posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Trust. Overall, the first quarter of fiscal 2000 ended negatively for the Trust accounts managed by JWH. At March 31, 2000, JWH was managing 100% of the Trust's assets in three trading programs, the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics Family of Programs.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the U.S. dollar. This abrupt reversal in the U.S. dollar/Yen relationship resulted in a reversal of the Trust positions from long Yen to short Yen within a matter of days. Similarly, Yen trading relative to the Euro and Swiss franc contributed to Trust losses. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Trust's performance. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions as well as maintaining long profitable crude oil positions, the Trust posted overall losses. The Trust posted a loss of $2,389,126 or $2.94 per unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S. 30-year bond. The decision by the Fed created havoc in the Trust's interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian and European interest rates. The yield on the 10-year U.S. government bond exceeded that of the 30-year bond, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised fourth quarter GNP number, which reflected a robust economy. However, gains in the U.S. dollar were offset by losses incurred by long Europe/short Japan positions. Surging energy prices supported performance in the non-financial markets. Food and grain markets were once again featureless. Precious metals trading suffered as gold prices rallied and then fell sharply. On March 2, 2000 Cargill Investor Services received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program, which represents 40% of the Trust. All changes were designed to add balance to the program without giving up any upside potential. Most noteworthy were the dramatic reductions in precious metals and Far Eastern interest rate trading, as well as the addition of offshore stock indices, base metals, and the expansion of non-dollar currency trading. JWH remains steadfast in its commitment to research. The Trust posted a loss of $2,542,850 or $3.29 per unit in February.

In March, profit taking in U.S. tech stocks led to massive capital shifts out of the dollar and into Yen. These events destabilized currency and stock markets worldwide. The appreciation of the Yen contributed the majority of the losses to the Trust in that long positions in U.S. dollar and Euro versus the Yen both suffered. Marginal gains in U.S. dollar positions against European and Australian currencies proved inadequate in offsetting these losses. Non-financial markets were, for the most part, quiet in March. Profits in long crude oil, heating oil and gasoline positions were reduced when OPEC agreed to expand oil production. Performance in precious, as well as industrial metals was down slightly. The food and grain markets were featureless. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. Treasury's continued buying of longer dated bonds led to positive performance in the Trust's bond position. The European Central Bank's decision to raise short term interest rates led to purchasing European bonds, which assisted the Trust's position as well. The Trust posted a loss of $2,511,726 or $3.41 per unit in March.

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


Item 3.  Quantitative and Qualitative Disclosures
About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10-K of the Trust dated December 31, 2000.

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

                  None


Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                  Effective March 31, 2001, Rebecca Steindel resigned her position as Secretary and Treasurer of CIS Investments, Inc., one of the General Partners of the Partnership. At that same time, Shaun O'Brien was appointed Treasurer and Barbara Walenga was appointed Secretary.


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


JWH GLOBAL TRUST

Date:  April 30, 2001
By:    CIS Investments, Inc.,
       its Managing Owner

By:/s/ Shaun D. O'Brien
       Shaun D. O'Brien
       Vice President and Treasurer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)