Form 10-Q
period 2001-06-30
JWH GLOBAL TRUST
filed 2001-08-10
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15
(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

No

Part I. Financial Information

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ended
June 30, 2001 and the additional time frames as noted:

                                      Fiscal Quarter    Year to Date        Fiscal Year       Fiscal Quarter    Year to Date
                                       Ended 6/30/01     Ended 6/30/01     Ended 12/31/00     Ended 6/30/00    Ended 6/30/00

Statement of
Financial Condition                        X                                    X

Statement of
Operations                                 X                  X                                    X                 X

Statement of Changes
in Partners' Capital                                          X

Statement of
Cash Flows                                                    X                                                      X

Notes to Financial
Statements                                 X
JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

                                                                     Jun 30, 2001          Dec 31, 2000
                             Assets

Assets:
 Equity in commodity trading accounts:
  Cash on deposit with Brokers
                                                                      48,243,448            44,316,136
  Unrealized gain (loss) on open contracts
                                                                         951,262             8,003,965

                                                                      49,194,710            52,320,101

 Receivable for units sold                                             1,080,014               191,437
 Interest receivable                                                     139,008               223,611
 Prepaid initial organization and offering costs                         121,158               187,244

Total Assets                                                          50,534,890            52,922,393

              Liabilities and Unitholders' Capital
Liabilities:
  Accrued commissions on open contracts due to CIS                       264,719               282,628
  Accrued management fees                                                 82,361                87,816
  Accrued incentive fees                                                       0                     0
  Accrued operating expenses                                              53,350                60,000
  Accrued offering expenses                                               20,444                21,796
  Redemptions payable                                                    397,137             2,340,419

Total liabilities                                                        818,011             2,792,659

Unitholders' capital:
  Beneficial owners (422,256.08 and
outstanding at 430,765.38 units
June 30, 2001 and December 31, 2000, respectively)                    49,048,455            49,361,538
  Managing owner (5,754.50 and
6,703.91 units outstanding at
June 30, 2001 and December 31, 2000, respectively)                       668,424               768,196

Total unitholders' capital                                            49,716,879            50,129,734

Total liabilities and unitholders' capital                           $50,534,890           $52,922,393

Net Asset Value per Unit                                                 $116.16               $114.59

See accompanying notes to financial statements.
JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
UNAUDITED

                                                    Apr 1, 2001           Jan 1, 2001          Apr 1, 2000           Jan 1, 2000
                                                      through               through              through               through
                                                    Jun 30, 2001         Jun 30, 2001         Jun 30, 2000           Jun 30, 2000
Revenues:
 Gain (loss) on trading of commodity contracts:
 Realized gain (loss) on closed positions            ($1,024,650)          $9,943,752            $1,623,495          ($3,652,545)
 Change in unrealized gain (loss) on open             (2,501,982)          (7,052,703)           (2,784,224)           (3,510,073)
positions
 Interest Income                                         445,804            1,009,693               821,484             1,848,687
 Foreign currency transaction gain (loss)                  1,450              114,005               (79,916)             (389,061)

Total revenues                                        (3,079,378)           4,014,747              (419,161)           (5,702,992)

Expenses:
 Commission paid to CIS                                  805,021            1,633,633               971,914             2,204,324
 Exchange, clearing and NFA fees                           7,521               13,937                 2,135                17,834
 Management fees                                         250,433              507,797               603,687             1,372,165
 Incentive fees                                                0              990,171                     0                     0
 Amortization of prepaid initial organization             33,043               66,086                33,043                66,086
and offering costs

 Ongoing organization and offering expenses               62,154              125,610                74,803               170,043
  Operating expenses                                      15,000               30,000                15,100                30,100

Total expenses                                         1,173,172            3,367,234             1,700,682             3,860,552

Net profit (loss)                                    ($4,252,550)            $647,513           ($2,119,843)          ($9,563,544)

Profit (loss) per unit of beneficial ownership           ($10.11)               $1.57                ($3.82)              ($13.46)
interest
Profit (loss) per unit of managing ownership             ($10.11)               $1.57                ($3.82)              ($13.46)
interest

See accompanying notes to financial statements.
JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2001 through June 30, 2001
UNAUDITED

                                                                                Beneficial        Managing
                                                                Units*            Owners           Owner            Total

Unitholders' capital at January 1, 2001                       430,765.38       $49,361,538       $768,196       $50,129,734

Net profit (loss)                                                                  636,641         10,872           647,513

Unitholders' contributions                                     36,528.30         4,368,541              0         4,368,541

Unitholders' redemptions                                      (45,037.60)       (5,318,265)      (110,644)       (5,428,909)

Unitholders' capital at June 30, 2001                         422,256.08       $49,048,455       $668,424       $49,716,879

Net asset value per unit
   January 1, 2001                                                                  114.59         114.59

Net profit (loss) per unit                                                            1.57           1.57

Net asset value per unit
  June 30, 2001                                                                    $116.16        $116.16

* Units of Beneficial Ownership.
JWH GLOBAL TRUST
STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                     Jan 1, 2001           Jan 1, 2000
                                                                       through               through
                                                                     Jun 30, 2001          Jun 30, 2000

Cash flows from operating activities:
  Net profit (loss)                                                     $647,513           ($9,563,544)
  Adjustments to reconcile net profit (loss) to
    net cash provided by (used in) operating activities:
      Decrease (increase) in unrealized gain (loss) on open            7,052,703             3,510,073
contracts
      Change in assets and liabilities:
        Decrease (increase) in interest receivable                        84,603               128,528
        Decrease in prepaid initial organization and offering             66,086                66,08
costs
        Increase (decrease) in accrued liabilities                       (31,366)             (307,493)

Net cash provided by (used in) operating activities                    7,819,539            (6,166,350)

Cash flows from financing activities:
  Net proceeds from sale of units                                      3,479,964             1,502,996
  Unit redemptions                                                    (7,372,191)          (26,038,631)

Net cash provided by (used in) financing activities                   (3,892,227)          (24,535,635)

Net increase (decrease) in cash                                        3,927,312           (30,701,985)

Cash at beginning of period                                           44,316,136            85,053,945

Cash at end of period                                                $48,243,448           $54,351,960

See accompanying notes to financial statements.
JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2001

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

Units of  beneficial  ownership of the Trust  commenced  selling on
April 3,  1997 and  trading  began  on June 2,  1997.  The  initial amount  offered for investment was  $50,000,000.  On  September 26,
1997, the Trust  registered an additional  $155,000,000 for further investment  and continued  the offering.  By June 30, 2001, a total of 1,168,196.33  units  representing an investment for $123,432,654 of  beneficial  ownership  interest  had been sold in the  combined offerings.  In addition,  during the offerings,  the Managing Owner
purchased  a  total  of  8,602.73   units,   representing  a  total
investment  of $885,058.  See the JWH Global Trust  prospectus  for further details of the offering.

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

Certain large  investors are eligible for a "Special  Brokerage Fee
Rate" of 5% per  year.  As of June  30,  2001,  there  were no such eligible investors in the Trust.

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

Use of Estimates

The   preparation  of  financial   statements  in  conformity  with
accounting  principles  generally  accepted in the United States of
America  requires  management  to make  estimates  and  assumptions that  affect the  reported  amounts of assets and  liabilities  and disclosure  of  contingent  assets and  liabilities  at the date of the financial  statements and the reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

(3) Fees

Management  fees are accrued and paid monthly,  incentive  fees are accrued  monthly  and paid  quarterly.  Trading  decisions  for the period of these financial statements were made by John W. Henry and
Company,  Inc. (JWH) utilizing three of its trading  programs,  the
JWH  GlobalAnalytics  Family of Programs,  the Financial and Metals
Portfolio, and the G-7 Currency Portfolio.

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
This  fee  is  also  calculated  by  deducting  a  portion  of  the
Brokerage  Fees at an annual  rate of 1.25%.  Effective  October 1,
2000,   the  agreement   with  JWH  was  changed  to  increase  the
incentive fee to 20% of the new trading profits.

(4) Income Taxes

No  provision  for  Federal  income  taxes  has  been  made  in the accompanying  financial  statements  as each  beneficial  owner  is responsible  for  reporting  income  (loss)  based  on the pro rata share of the  profits or losses of the Trust.  Generally,  for both
Federal  and state tax  purposes,  trusts,  such as the JWH  Global
Trust,  are treated as  partnerships.  The Trust is responsible for the Illinois State  Partnership  Information  and  Replacement  Tax
based on the operating  results of the Trust.  Such tax amounted to
$0 for the quarters  ended June 30, 2001 and June 30, 2000,  and is included in operating expenses in the statement of operations.

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

The average fair value of commodity  interests was $4,535,372  from the  period  of  January  1 to June 30 of  2001.  The net  gains or
losses  arising  from  the  trading  of  commodity   interests  are
presented in the statement of operations.

The Trust holds futures positions on various  exchanges  throughout the world and  forward  positions  with CISFS that  transacts  with various  top rated  banks  throughout  the  world.  As  defined  by
SFAS 105,  futures and forward currency contracts are classified as financial  instruments.  SFAS 105 requires that the Trust  disclose the  market  risk of loss  from all of its  financial  instruments.
Market risk is defined as the  possibility  that future  changes in market  prices may make a  financial  instrument  less  valuable or more  onerous.  If  the  markets  should  move  against  all of the futures and forward  positions  of the Trust at the same time (both long  positions  and short  positions),  and if the  markets  moved such that JWH was  unable to offset  the  positions  of the  Trust, the Trust  could lose all of its assets and the  beneficial  owners would  realize  a  100%  loss.  The  Trust  utilizes  three  of the trading  programs of the JWH.  One trading  program is  diversified among all commodity  groups,  while the other is diversified  among the  various  futures  contracts  and  forwards  contracts  in  the
financial   and  metals  group.   The  third  trading   program  is
diversified  among  various  foreign  currency  forward  contracts, including  cross  currency  contracts.  The  programs  trade in the
U.S. and outside of the U.S. Such  diversification  should  greatly reduce this market risk.

At June 30, 2001, the cash  requirement of the commodity  interests of the  Trust was  $4,257,545.  This  cash  requirement  was met by
$37,170,125  held in segregated  funds,  $5,440,401 held in secured funds  and  $6,584,184  held in  nonregulated  funds.  At June  30,
2001,  cash was on deposit with the Brokers that  exceeded the cash requirement amount.

The following  chart  discloses the dollar amount of the unrealized gain or loss on open contracts of the Trust at June 30, 2001.

COMMODITY GROUP                                     UNREALIZED
                                                    GAIN/(LOSS)
Agricultural Commodities                                186,536
Foreign Currencies                                      589,778
Stock Indices                                          (45,142)
Energies                                                 65,213
Metals                                                 (34,349)
Interest Rate Instruments                               189,226
Total                                                   951,262

The  range of  expiration  dates of these  open  contracts  is July
2001 to June 2002.

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

Item  2. Management's Discussion and Annalysis of Financial
Condition and Results of Operation

Fiscal Quarter Ended June 30, 2001

The Trust  recorded  a loss of  $4,252,550  or  $10.11  per unit in the  second  quarter  of 2001.  As of June 30, the Trust has gained
16.16% since inception.

On June 30,  2001,  the John W. Henry  Company  (JWH) was  managing
100% of the Trust's  assets.  Approximately  30% of the assets were allocated to each of JWH's  GlobalAnalytics  Family of Programs and
G-7 Currency  Portfolio.  Approximately  40% of the Trust's  assets were allocated to JWH's Financial and Metals Portfolio.

In April,  the Trust  suffered  losses as the  economy and the U.S.
stock  market  demonstrated  signs  of  rebounding.  An  unexpected discount  rate cut in the U.S.,  coupled with a lack of an interest rate cut in Europe,  caused  trend  reversals in both Euro and U.S.
dollar  denominated  bond markets.  These  reversals  were negative for the Trust.  Long  positions in the Japanese bond market,  which had been  maintained  for  several  months,  were  closed out after similar price  behavior.  Trading in British,  Swiss and Australian interest  rates was also  slightly  negative.  The currency  sector experienced  losses in  April.  The  biggest  loss came in the Yen, which was up  against  the U.S.  dollar for the first  month  since
August.  The U.S.  dollar fared  slightly  better against the Euro,
Swiss  franc and the  British  pound,  but lost  ground to each for the month.  Gold rallied  slightly off its low,  which reduced open trade  profits  and  led  to a  small  loss  in the  metal  sector.
Petroleum prices continued  trading in a volatile,  sideways manner which  accounted  for a small  loss in energy.  Overall,  the Trust recorded a loss of $3,683,039 or $8.79 per Unit in April.

In May,  short  positions in the Euro proved to be very  profitable for the Trust.  The Euro  continued  to erode in value  against the
U.S.  dollar  as EU  members  reconsidered  the  need  for a common currency.  Trading in the  interest  rate  sector was  challenging.
Despite  rate cuts by both the Fed and the European  Central  Bank, many  interest  rate  markets  moved in a  trendless  manner  which resulted in losses.  Energy  markets were  indecisive in May. Gains in short  natural  gas  positions  were the most  profitable  while long  crude oil  positions  incurred  losses.  As had been the case for several  months,  the Trust had very small  positions  in metal and  commodity  markets  due to a lack of price  trends.  The Trust recorded a gain of $1,551,800 or $3.70 per unit in May.

In June,  the Trust  suffered  losses in interest rate and currency trading  primarily due to the  uncertainty  in the global  economy.
The interest rate sector experienced  negative  performance largely due to the volatility  associated with the U.S.  Federal  Reserve's rate cut.  Markets  failed to follow  through after the cut,  which led to  losses in all U.S.  dollar  and Euro  denominated  interest rate  trading.  Australian  interest  rate  trading was negative as well.  The only bright spot in the  interest  rate sector came from the long positions in Japanese  government  bonds.  The re-election of U.K.  Prime  Minister  Tony Blair added to an already  confusing situation  in the  currency  sector.  The  Euro and  British  pound closed the month about unchanged against the Dollar.  However,  the
intra-month   volatility  in  each  of  these   markets   triggered
stop-loss  selling.  The  Trust's  long  Yen/short  Euro  position, which had been  profitable  in May,  was closed due to  weakness in the Yen.  Losses  in  crude  oil and  gasoline  trading  more  then offset  gains made in short  positions  in natural  gas.  The Trust recorded a loss of $2,121,311 or $5.02 per Unit in June.

During  the  quarter  there  were  23,428.07   units  sold  to  the
beneficial  owners  for  an  investment  of  $2,774,455.  Investors redeemed a total of  14,501.65  units  during the  quarter.  At the end of the quarter there were 422,256.08  units  outstanding  owned by the beneficial  owners and 5,754.50 units  outstanding  owned by the Managing Owner.

During the fiscal  quarter  ending June 30, 2001,  the Trust had no material  credit  exposure  to a  counter-party  which is a foreign commodity  exchange or to any counter  parties  dealing in over the counter contracts.

Fiscal Quarter Ended June 30, 2000

The Trust  recorded a loss of  $2,119,843  or $3.82 per unit in the second  quarter of 2000.  This  compares to a gain of $6,060,792 or
$7.17 per unit for the second  quarter of 1999.  As of June 30, the
Trust has lost 8.95% since inception.

In  April,  volatility  in stocks  led to a  stronger  U.S.  dollar versus  the Euro and  profits  for the Trust.  Despite an  interest rate increase by European  central banks,  the U.S.  dollar reached an all time high versus the Euro.  Additional  profits were accrued in long U.S.  dollar  positions  against the  British,  Swiss,  and
Australian  currencies.  Stock index trading  suffered,  especially
in  Japan.   Although  the  Trust's   metals   positions   were  up
slightly,   overall  trading  in  non-financial  markets  was  down
slightly  with the  energy and food  markets  showing  losses.  The
Trust recorded a gain of $1,553,258 or $2.30 per unit in April.

In May,  mixed  inflationary  signals  set the  scene for two major trend  reversals.  The U.S.  interest  rate  market  had a volatile change of direction  as rates  headed  lower and the Euro  abruptly reversed  its long term down trend  versus the U.S.  dollar.  After having been  profitable  for the  majority of May, the Trust closed lower when both  trends  reversed.  Trading in U.S.  bonds was down sharply,  as was Euro  denominated  interest  rate  trading.  After hitting  all-time lows against the U.S.  dollar in April,  the Euro appreciated  and  profits  accumulated  in April by the Trust  were given  back.  Short  positions  in the Nikkei  made the stock index
sector  the  only  positive   performing   financial   area.   Long
positions  in  the  energy  sector  produced  positive  results  as petroleum prices continued to surge.  Trading in metals,  foods and fibers was flat.  The Trust  recorded a loss of  $735,209  or $1.18 per unit in May.

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

Fiscal Quarter Ended March 31, 2001

The Trust  recorded  a gain of  $4,900,063  or  $11.68  per unit in the first  quarter  of 2001.  As of March 31,  the Trust had gained
26.27% since inception.

All three  months of the  quarter  were  profitable  for the Trust.
On March 31,  2001,  JWH was managing  100% of the Trust's  assets.
Approximately  30% of the assets were  allocated to each of the JWH
GlobalAnalytics   Family   of   Programs   and  the  G-7   Currency
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
Currency   trading   was  mixed.   Profitable   long  U.S.   dollar
positions   were  bolstered  by  the  revised  fourth  quarter  GNP
number,  which  reflected a robust economy.  However,  gains in the
U.S.  dollar  were offset by losses  incurred by long  Europe/short
Japan  positions.  Surging energy prices  supported  performance in the non-financial  markets.  Food and grain markets were once again featureless.  Precious  metals  trading  suffered  as  gold  prices rallied and then fell  sharply.  On March 2, 2000 Cargill  Investor
Services  received a letter from Verne Sedlacek,  President of John
W. Henry and Company, Inc. detailing modifications to the Financial and Metals  trading  program,  which  represents  40% of the Trust.
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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective   June  19,  2001  Shaun  O'Brien  was  appointed   Chief
Financial  Officer of CIS  Investments,  Inc.,  the Managing  Owner
for  the  Trust.  At that  same  time,  Todd  Urbon  was  appointed
Treasurer.  On July 9, 2001,  Bernie Dan  resigned  his position as
President.  As of  the  date  of  this  filing,  no  one  has  been appointed to replace him.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

None

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange  Act of
1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH GLOBAL TRUST

Date:  August 1, 2001
By:    CIS Investments, Inc.,
       its Managing Owner

       By:/s/ Shaun D. O'Brien
       Shaun D. O'Brien
       Chief Financial Officer

(Duly  authorized  officer of the Managing  Owner and the Principal
Financial Officer of the Managing Owner)