Form 10-Q
period 2001-09-30
JWH GLOBAL TRUST
filed 2001-11-13
CIK 1027099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15
(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File Number 333-33937

JWH GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware 36-4113382
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification #)

233 South Wacker Drive,Suite 2300, Chicago, IL 60606

(Address of principal executiveoffices) (Zip Code)

Registrant's telephone number, including area code: (312) 460-4000

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

Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2001 and the additional time frames as noted:

                         Fiscal Quarter   Year to Date     Fiscal Year      Fiscal Quarter   Year to Date
                         Ended 9/30/01    Ended 9/30/01    Ended 12/31/00   Ended 9/30/00    Ended 9/30/00

Statement of
Financial Condition         X                                X

Statement of
Operations                  X                 X                                  X                X

Statement of Changes
in Partners' Capital                          X

Statement of
Cash Flows                                    X                                                   X

Notes to Financial
Statements                  X
JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

                                                                     Sep 30, 2001     Dec 31, 2000
                                  Assets
Assets:
  Equity in commodity trading accounts:
    Cash on deposit with Brokers                                       49,290,029       44,316,136
    Unrealized gain (loss) on open contracts                            1,621,265        8,003,965

                                                                       50,911,294       52,320,101

  Receivable for units sold                                               930,701          191,437
  Interest receivable                                                     116,523          223,611
  Prepaid initial organization and offering costs                          88,115          187,244

Total Assets                                                           52,046,633       52,922,393

                   Liabilities and Unitholders' Capital
Liabilities:
  Accrued commissions on open contracts due to CIS                        271,518          282,628
  Accrued management fees                                                  85,131           87,816
  Accrued incentive fees                                                        0                0
  Accrued operating expenses                                               57,594           60,000
  Accrued offering expenses                                                21,130           21,796
  Redemptions payable                                                     922,773        2,340,419

Total liabilities                                                       1,358,146        2,792,659

Unitholders' capital:
  Beneficial owners (425,783.91 and 430,765.38 units outstanding at
    September 30, 2001 and December 31, 2000, respectively)            50,012,564       49,361,538
  Managing owner (5,754.50 and 6,703.91 units outstanding at
    September 30, 2001 and December 31, 2000, respectively)               675,923          768,196

Total unitholders' capital                                             50,688,487       50,129,734

Total liabilities and unitholders' capital                            $52,046,633      $52,922,393

Net Asset Value per Unit                                                  $117.46          $114.59

See accompanying notes to financial statements.
JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
UNAUDITED

                                                         Jul 1, 2001    Jan 1, 2001    Jul 1, 2000    Jan 1, 2000
                                                         through        through        through        through
                                                         Sept 30, 2001  Sept 30, 2001  Sept 30, 2000  Sept 30, 2000

Revenues:
  Gain (loss) on trading of commodity contracts:
    Realized gain (loss) on closed positions               $591,044    $10,534,796       $373,982    ($3,278,563)
    Change in unrealized gain (loss) on open positions      670,004     (6,382,699)    (2,514,168)    (6,024,241)
  Interest Income                                           402,111      1,411,804        740,608      2,589,295
  Foreign currency transaction gain (loss)                   60,970        174,975        (67,195)      (456,256)

Total revenues                                            1,724,129      5,738,876     (1,466,773)    (7,169,765)

Expenses:
  Commission paid to CIS                                    795,155      2,428,788        764,454      2,968,776
  Exchange, clearing and NFA fees                            10,567         24,504          7,337         25,171
  Management fees                                           248,332        756,129        475,747      1,847,912
  Incentive fees                                                  0        990,171              0              0
  Amortization of prepaid initial organization and           33,043         99,129         33,043         99,129
offering costs
  Ongoing organization and offering expenses                 61,639        187,249         58,922        228,965
  Operating expenses                                         15,000         45,000         15,100         45,200

Total expenses                                            1,163,736      4,530,970      1,354,603      5,215,153

Net profit (loss)                                          $560,393     $1,207,906    ($2,821,376)  ($12,384,918)

Profit (loss) per unit of beneficial ownership interest       $1.30          $2.87         ($5.38)       ($18.84)
Profit (loss) per unit of managing ownership interest         $1.30          $2.87         ($5.38)       ($18.84)

See accompanying notes to financial statements.
JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS CAPITAL
From January 1, 2001 through September 30,2001
UNAUDITED

                                                                       Beneficial     Managing
                                                            Units*       Owners        Owner          Total

Unitholders' capital at January 1, 2001                   430,765.38   $49,361,538    $768,196   $50,129,734

Net profit (loss)                                                        1,189,535      18,372     1,207,907

Unitholders' contributions                                 53,234.25     6,305,128           0     6,305,128

Unitholders' redemptions                                  (58,215.72)   (6,843,638)   (110,644)   (6,954,282)

Unitholders' capital at September 30, 2001                425,783.91   $50,012,564    $675,923   $50,688,487

Net asset value per unit
   January 1, 2001                                                          114.59      114.59

Net profit (loss) per unit                                                    2.87        2.87

Net asset value per unit
  September 30, 2001                                                       $117.46     $117.46

* Units of Beneficial Ownership.

See accompanying notes to financial statements.
JWH GLOBAL TRUST
STATEMENTS OF CASH FLOWS
UNAUDITED

                                                                           Jan 1, 2001        Jan 1, 2000
                                                                           through            through
                                                                           Sept 30, 2001      Sept 30, 2000
Cash flows from operating activities:
  Net profit (loss)                                                         $1,207,906        ($12,384,918)
  Adjustments to reconcile net profit (loss) to
    net cash provided by (used in) operating activities:
      Decrease (increase) in unrealized gain (loss) on open contracts        6,382,700           6,024,241
      Change in assets and liabilities:
        Decrease (increase) in interest receivable                             107,088             143,795
        Decrease in prepaid initial organization and offering costs             99,129              99,130
        Increase (decrease) in accrued liabilities                             (16,867)           (394,491)

Net cash provided by (used in) operating activities                          7,779,956          (6,512,242)

Cash flows from financing activities:
  Net proceeds from sale of units                                            5,565,865           1,883,242
  Unit redemptions                                                          (8,371,928)        (34,298,118)

Net cash provided by (used in) financing activities                         (2,806,063)        (32,414,876)

Net increase (decrease) in cash                                              4,973,893         (38,927,118)

Cash at beginning of period                                                 44,316,136          85,053,945

Cash at end of period                                                      $49,290,029         $46,126,827

See accompanying notes to financial statements.

                            JWH GLOBAL TRUST
                     NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001

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
Trust registered an additional  $155,000,000 for further  investment and continued the offering.  By September 30, 2001, a total of  1,184,902.28
units   representing  an  investment  for   $125,369,242  of  beneficial
ownership  interest  had  been  sold  in  the  combined  offerings.   In
addition,  during the offerings, the Managing Owner purchased a total of
8,602.73  units,  representing a total  investment of $885,058.  See the
JWH Global Trust prospectus for further details of the offering.

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

(2) Summary of Significant Accounting Policies

The accounting and reporting  policies of the Trust conform to generally accepted  accounting  principles  in the United States of America and to general  practices  in the  commodities  industry.  The  following  is a description  of the more  significant  of those  policies that the Trust follows in preparing its financial statements.

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

Certain large investors are eligible for a "Special  Brokerage Fee Rate"
of 5% per year.  As of September  30, 2001,  there were no such eligible investors in the Trust.

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

(4) Income Taxes

No provision for Federal income taxes has been made in the  accompanying financial  statements  as  each  beneficial  owner  is  responsible  for reporting  income  (loss)  based on the pro rata share of the profits or losses  of  the  Trust.  Generally,  for  both  Federal  and  state  tax purposes,  trusts,  such  as  the  JWH  Global  Trust,  are  treated  as
partnerships.   The  Trust  is   responsible   for  the  Illinois  State
Partnership  Information  and  Replacement  Tax  based on the  operating results of the Trust.  Such tax  amounted to $0 for the  quarters  ended
September 30, 2001 and September 30, 2000,  and is included in operating expenses in the statement of operations.

(5) Financial Instruments with Off-balance Sheet Risk

The Company is a party to financial  instruments with off-balance  sheet risk  in the  normal  course  of its  business.  These  instruments  are primarily the  execution  and clearing of orders for  commodity  futures and  options  contracts  on  behalf  of  its  customers  (including  its
Parent),  substantially  all of which are  transacted on a margin basis.
Such  transactions  may expose the Company to off-balance  sheet risk in
the  event  that  a  customer  is  unable  to  fulfill  its   contracted
obligations.   In  the  event  the   customer   fails  to  satisfy   its
obligations,  the Company may be required to purchase or sell  financial instruments  at  prevailing  market  prices  in  order  to  fulfill  the customer's  obligations.  The  Company  seeks to control  these risks by requiring  customers to maintain  margin  collateral in compliance  with
various  regulatory  and  internal  guidelines.   The  Company  monitors
required margin levels daily and, pursuant to such guidelines,  requires customers to deposit  additional  collateral  or reduce  positions  when necessary.  The  Company  will also  require  its  customers  to deposit additional  equity or reduce  positions if it is  determined  that their activities may be subject to above-normal market risks.

Clearance,  financing, and settlement activities may require the Company to maintain  funds with or pledge  securities as  collateral  with other financial  institutions.  In the  event  the  counterparty  is unable to meet its  contracted  obligation  to return  the  securities  pledged as collateral,  the  Company  may be exposed to the risk of  acquiring  the securities at  prevailing  market  prices.  The Company  controls  these
risks  by  assessing   the   creditworthiness   of  each   counterparty,
establishing  limits,  and  monitoring  compliance  on  a  daily  basis.
Additionally,  the Company monitors  collateral  market value on a daily basis,  and  adjusts  collateral  levels in the  event of excess  market exposure.

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

Fiscal Quarter Ended September 30, 2001

The Trust  recorded  a gain of  $560,393  or $1.30 per unit in the third quarter of 2001.  The Trust is up 2.50% for 2001.  As of  September  30,
the Trust has gained 17.46% since inception.

After being down in July, the Trust was up in August and  September.  On
September  30,  2001,  JWH  was  managing  100% of the  Trust's  assets.
Approximately  30% of the assets were  allocated to each of JWH's Global
Analytics Family of Programs and G-7 Currency  Portfolio.  Approximately
40% of the Trust's assets were  allocated to JWH's  Financial and Metals
Portfolio.

In July,  the Trust endured  negative  performance  as unclear  economic signals  made  for  erratic  financial  markets.  In the  interest  rate sector, the Trust made money in most geographic areas.  However,  losses stemming from concerns  about the financing of the growing debt in Japan reversed  the  long-term  upward  trend of that market and reduced  open
trade  profits.   Currency   markets   continued  to  challenge   market
participants.  Long-term  trends  indicated  strength in the U.S. dollar versus all other  major  currencies.  However,  in July,  some  currency markets "bounced" after reaching new lows against the U.S. dollar.  This resulted in losses for the Trust's  positions.  In the metals sector,  a slowdown in the worldwide  economy  aided the Trust's  short  industrial metal  position.  However,  long positions in gold reduced this sector's profitability.  The Trust's  exposure in the commodity  sector  remained very small.

Overall,  the Trust  recorded a loss of  $2,119,277 or $4.95 per unit in
July.

In  August,  the Trust  enjoyed a  positive  month due to the  continued
slowing of the global economy.  Reductions in the official lending rates of the United States and Euro denominated  markets put downward pressure on interest  rates  throughout  the month.  Profits  were  accrued  from various  positions  ranging from  short-term  Treasury-bills  to 30-year bonds.  Interest rate trading was profitable in all  geographic  regions except  Japan.  The  currency  sector  posted a  positive  result due to trading in European  markets.  Long positions in the Euro,  Swiss franc,
and  British  pound   against  the  U.S.   dollar  and  Yen  were  quite
profitable.  Despite  being on the brink of economic  disaster,  the Yen gained value  against the U.S.  dollar,  which reduced the overall gains of this sector.  The Trust amassed small gains in the stock index sector area due to short positions in Japanese,  German and British stock index futures.  In the  energy  sector,  gains in heating  oil were  offset by losses in all other energy markets.  In metals, a rally in gold reversed abruptly and led to small  losses in that  sector.  Gains in cotton were not enough for the commodity sector to post a gain.

Overall,  the Trust  recorded a gain of  $2,014,468 or $4.71 per unit in
August.

The Trust  stumbled  early in September  only to rally sharply and close the month  positively.  The  continued  economic  slowdown  coupled with
"flight to quality"  buying allowed the Trust's  interest rate sector to exhibit  strong  returns.  The stock index sector was a strong  positive contributor  as global stock markets lost value.  However,  the currency sector  experienced  violent swings and ultimately  closed lower. At the end of  September,  the Trust's  largest  positions  were long  interest rates  around  the globe as well as short  U.S.  dollar  versus the Yen,
Euro,  and Swiss franc.  Slightly  smaller  positions  were held in long gold as well as short British, Japanese and German stock indices.

On Tuesday,  September  11,  2001,  CIS  Investments,  Inc.  and Cargill
Investor Services,  Inc., the Trust's Managing Owner and Clearing Broker
respectively  evacuated  their  Sears  Tower  location to operate out of their Disaster  Recovery site in suburban  Chicago.  All daily functions
related  to  the  Trust,  such  as  trade  processing,   accounting  and
monitoring of trading  activity,  were performed in a routine manner. On
Wednesday,  CISI and CIS  resumed  their  normal  operations  from their
Sears Tower location.

The  Investment  Policy  Committee of JWH also met on September  11th in its Boca  Raton  office  to review  all of the  trading  positions  on a market by market basis and the "stops"  associated  with each  position.
No material  changes were made to any positions.  The Committee  decided to take a day by day approach going forward.

The Trust recorded a gain of $665,202 or $1.54 per unit in September.

During the quarter  there were  16,705.95  units sold to the  Beneficial
Owners for an investment of  $1,936,588.  Investors  redeemed a total of
13,178.12  units  during the  quarter.  At the end of the quarter  there were 425,783.91  units  outstanding  owned by the Beneficial  Owners and
5,754.50 units outstanding owned by the Managing Owner.

During the fiscal  quarter  ending  September 30, 2001, the Trust had no
material  credit  exposure  to  a  counter-party   which  is  a  foreign
commodity  exchange  or to any  counter  parties  dealing  in  over  the counter contracts.

Fiscal Quarter Ended September 30, 2000

The Trust  recorded a loss of $2,821,376 or $5.38 per unit for the third quarter of 2000.  This  compares  to a loss of  $7,325,734  or $8.64 per unit for the third quarter of 1999.

In the first  month of the  quarter  the Trust  posted a loss  resulting from  volatility  in the interest rate and currency  sectors.  The Trust posted a small gain in the second  month of the  quarter  largely due to surging petroleum prices. During the last month of the quarter,  massive government  intervention  created losses in the currency markets and the
Trust as well.  At  September  30, 2000,  JWH was managing  100% of the
Trust's  assets in three  trading  programs:  the  Financial  and Metals
Portfolio,  the G-7  Currency  Portfolio  and  the JWH  GlobalAnalytics
Family of Programs.

An apparent economic  slowdown in the U.S.,  uncertainty over the ending of zero  interest  rates in Japan and a one-half of one percent  rise in
European  interest  rates  served  to  provide  a  conflicting  economic backdrop  for the Trust in July.  Currency  trading  provided the lion's share of the  losses  in the  portfolio.  Profits  in long  U.S.  dollar positions waned as signs of a slowdown in the U.S.  economy weakened the
U.S.   dollar   versus   major   currencies.   Most   damaging  was  the
aforementioned  rise in the  European  interest  rate,  which  served to bolster an increasingly  positive Euro sentiment.  The rally in the Euro resulted in the majority of the Trust's  currency  losses in June.  Many global  interest rate positions  proved to be unprofitable as short-term volatility over the likely  direction of interest rates denied the Trust profitable  trends.  The index sector was down in sympathy with interest rates.  On the positive  side,  surging  petroleum  prices  allowed long
positions  in  the  energy   sector  to  continue  to  accrue   profits.
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
Long U.S.  dollar  positions  posted  gains for the  portfolio  when the beleaguered  Euro sank to a three-month  low against the U.S. dollar and dragged  the Swiss  franc  along  with it.  The  British  pound also set six-year lows against the U.S.  dollar amid the perception that interest rates  would hold for some time in Britain.  These  gains were  somewhat offset by losses which occurred when the Japanese economy  strengthened, causing a rally  against the Trust's  short Yen  position.  Short Nikkei positions  proved  unprofitable  when the  Index  rose for the  month in response  to the Bank of Japan's  decision to hike  interest  rates thus ending  their  18-month  zero  interest  rate  policy.  Interest  rates, metals and  agricultural  commodities  were unchanged for the month.  In summation,  the Trust  recorded a gain of  $415,177 or $0.78 per unit in
August.

Currency  markets were caught off guard  September 22, 2000 when massive central bank intervention  supported the Euro and temporarily halted its decline.  After having been up almost 6% earlier in the month, the Trust was  rocked  when the  central  banks  from  Canada,  Japan,  the United
Kingdom  and the U.S.  agreed  to  purchase  over 6 billion  Euros.  The
Central Banks  intervened  because the Euro had declined to a level that could  create  inflation  in its member  countries.  Their action led to reverberations  throughout  the  currency  and  interest  rate  markets.
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

Effective  October  1,  Management  Fees  paid by the  Trust to JWH were reduced  from 4% to 2%  annually  (paid  monthly).  Incentive  fees were increased  from 15% to 20% of quarter end new high profits.  This change in fees reduced the  "breakeven"  on the Trust at that time from 7.3% to
4.8% on an annual basis.

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

Fiscal Quarter Ended June 30, 2001

The  Trust  recorded  a loss of  $4,252,550  or  $10.11  per unit in the second  quarter  of 2001.  As of June 30,  2001,  the Trust  had  gained
16.16% since inception.

On  June  30,  2001,  JWH  was  managing  100%  of the  Trust's  assets.
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
dollar  versus the  Japanese  yen was the  cornerstone  of the  secto "s performance.  The Yen lost  approximately 8% to the U.S. dollar in March and  approximately  17% since September 2000. Gains also accrued in long
U.S.  dollar  positions  against the Swiss franc and Australian  dollar.
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
However,  gains in the U.S.  dollar  were  offset by losses  incurred by long  Europe/short  Japan  positions.  Surging  energy prices  supported performance in the  non-financial  markets.  Food and grain markets were once again featureless.  Precious metals trading suffered as gold prices rallied  and then  fell  sharply.  On March 2,  2000,  Cargill  Investor
Services,  Inc.,  received a letter from Verne  Sedlacek,  President  of
John  W.  Henry  and  Company,  Inc.,  detailing  modifications  to  the
Financial  and Metals  trading  program,  which  represented  40% of the
Trust.  All changes were designed to add balance to the program  without giving  up any  upside  potential.  Most  noteworthy  were the  dramatic reductions in precious metals and Far Eastern interest rate trading,  as well as the addition of offshore  stock  indices,  base metals,  and the expansion of non-dollar  currency trading.  JWH remains steadfast in its commitment  to research.  The Trust posted a loss of $2,542,850 or $3.29 per unit in February.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On August 31, 2001,  Ronald L. Davis  resigned as Vice  President of CIS
Investments, Inc. No one will be appointed to this position.

On July 9, 2001 Bernard Dan  resigned as  President of Cargill  Investor
Services.  Mr. Dan was replaced by James Davison,  who had been Managing
Director of CIS Europe.  Mr.  Davison  first joined CIS in 1987.  He has extensive experience in all areas of the futures business.  We feel this change of leadership will not have a material impact on the Trust.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

None

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the  registrant  has duly  caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH GLOBAL TRUST

Date:  November 12, 2001
By:    CIS Investments, Inc.,
       its Managing Owner

       By:/s/ Shaun D. O'Brien
       Shaun D. O'Brien
       Chief Financial Officer

(Duly  authorized  officer  of the  Managing  Owner  and  the  Principal
Financial Officer of the Managing Owner)