Form 10-K
period 2001-12-31
JWH GLOBAL TRUST
filed 2002-03-29
CIK 1027099

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2001

                      Commission File No. 333-16825

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

The  aggregate  market value of the voting and  non-voting  common  equity held  by  non-affiliates  of  the  Registrant  as of  February  28,  2002:
$45,900,486.

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
Form S-1 under the Securities Act of 1933, filed on November 29, 1999.

Incorporated   by  Reference  in  Part  IV,  Item  14  is   Post-Effective
Amendment No. 4 to  Registration  Statement No.  333-33937 of the Trust on
Form S-1 under the Securities Act of 1933, filed on September 18, 2000.

Incorporated   by  Reference  in  Part  IV,  Item  14  is   Post-Effective
Amendment No. 5 to  Registration  Statement No.  333-33937 of the Trust on
Form S-1 Under the Securities Act of 1933, filed on May 29, 2001.

                                  Part I

Item 1.  Business

JWH Global  Trust (the  "Trust") is a Delaware  business  trust  organized
on  November  12,  1996  under  the  Delaware   Business  Trust  Act.  The
business of the Trust is the speculative  trading of commodity  interests, including  futures  contracts on currencies,  interest  rates,  energy and
agricultural  products,   metals  and  stock  indices,  spot  and  forward
contracts on  currencies  and precious  metals and exchanges for physicals
("Commodity  Interests")  pursuant  to  the  trading  instructions  of  an independent  trading  advisor.  The  managing  owner  of the  Trust is CIS
Investments,  Inc., a Delaware corporation  organized in June 1983 ("CISI"
or  the  "Managing  Owner").   The  Managing  Owner  is  registered  as  a
commodity  pool  operator  under the  Commodity  Exchange Act, as amended, and is  responsible  for  administering  the  business  and affairs of the
Trust   exclusive  of  trading   decisions.   The  Managing  Owner  is  an
affiliate of Cargill  Investor  Services,  Inc.,  the clearing  broker for the Trust ("CIS" or the  "Clearing  Broker") and CIS  Financial  Services,
Inc.,  which  acts  as the  Trust's  currency  dealer  ("CISFS").  Trading decisions  for the  Trust  are made by an  independent  commodity  trading advisor, John W. Henry and Company, Inc.

CIS  is  a  "Futures  Commission  Merchant",   the  Managing  Owner  is  a
"Commodity  Pool  Operator"  and the  trading  advisor  to the  Trust is a
"Commodity  Trading  Advisor",  as those  terms are used in the  Commodity
Exchange Act, as amended ("CE Act").  As such,  they are  registered  with and subject to  regulation  by the Commodity  Futures  Trading  Commission
("CFTC")  and  the  National  Futures  Association  ("NFA").  CIS is  also
registered  as  a   broker-dealer   with  the  National   Association   of
Securities  Dealers,   Inc.  ("NASD")  and  the  Securities  and  Exchange
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
Post-Effective  Amendment  No. 3 was filed with the SEC, on September  18,
2000  Post-Effective  Amendment  No. 4 was  filed  with the SEC and on May
29,  2001  Post-Effective  Amendment  No.5 was  filed  with  the SEC.  The units  are  currently  offered  pursuant  to a  Prospectus  dated  July 3,
2001.  The  current  prospectus  will  expire  on  April  3,  2002.  As  a result of the units being  offered at each  month-end's  Net Asset  Value, the total  number of units  authorized  for the Trust is not  determinable and therefore is not disclosed in the financial statements.

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

The Advisory  Agreement  between the Trust and JWH provides that JWH shall have  sole  discretion  in and  responsibility  for the  selection  of the
Trust's  commodity  transactions  with  respect  to  that  portion  of the
Trust's  assets  allocated  to  it.  As of  December  31,  2001,  JWH  was managing  100% of the Trust's  assets.  The  Advisory  Agreement  with JWH commenced  on April 3, 1997 and  continued  in  effect  until the close of business on the last day of the 12th full  calendar  month  following  the commencement of trading  activities by the Trust,  with automatic  renewal for three  additional  twelve-month  terms.  The Trust and JWH amended the
Advisory  Agreement  as of  September  29,  2000 to extend the term of the
Advisory  Agreement  until June 30, 2002 with automatic  renewal for three additional  twelve-month  terms,  unless earlier  terminated in accordance with the termination provisions contained therein.

The Advisory  Agreement  shall terminate  automatically  in the event that the  Trust is  terminated  in  accordance  with  the  Fourth  Amended  and
Restated  Declaration and Agreement of Trust.  The Advisory  Agreement may
be  terminated  by the  Trust at any  time,  upon 60 days'  prior  written notice  to  the  Advisor.  In  addition,  the  Advisory  Agreement  may be terminated by the Trust at any time,  upon written  notice to the Advisor, in the event  that (A) the Net Asset  Value of Trust  funds  allocated  to the  Advisor's  management  decreases  as of the close of  trading  on any business  day by more than 30% from the sum of the Net Asset  Value of the
Trust's  funds  allocated to the Advisor on the date that Trust  commenced trading  plus the Net Asset Value of any funds which may be  allocated  to the Advisor  thereafter (after adding back all redemptions,  distributions and  reallocations  made to any additional  trading advisors in respect of such assets);  (B) the Advisor is unable,  to any material extent,  to use the  Trading  Programs  (as  defined in the  Advisory  Agreement),  as the
Trading  Programs  may be refined or modified in the future in  accordance with the terms of the  Advisory  Agreement  for the  benefit of the Trust;
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

Pursuant to the  Advisory  Agreement  between the Trust and JWH, the Trust paid  JWH  0.33%  of the  month-end  assets  under  its  management  after deduction  of a portion of the  brokerage  commissions  at a 1.25%  annual rate (rather  than the full  brokerage  commission  at a 6.5% annual rate)
prior to October 1, 2000.  Effective  October 1, 2000,  the management fee was  reduced to 0.167%.  The Trust paid JWH a quarterly  incentive  fee of
15% of trading  profits  (after  deduction  of a portion of the  brokerage commissions  at a 1.25%  annual  rate,  rather than the 6.5% annual  rate)
achieved on the assets of the Trust  allocated  by the  Managing  Owner to
JWH's  management  prior to October 1,  2000.  Effective  October 1, 2000, the  incentive fee was increased to 20%.  Trading  profits are  calculated
on  the  basis  of  the  overall   performance  of  the  Trust,   not  the
performance  of  each  Trading   Program   utilized  by  JWH,   considered
individually.  See Exhibit 10.1  incorporated  by  reference  herein for a description of Net Asset Value and trading profits.

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

The Trust's net assets are  deposited  in the  Trust's  accounts  with CIS
and   CISFS,   the   Trust's   clearing   broker  and   currency   dealer,
respectively.  The Trust  earns  interest  on 100  percent of the  Trust's average daily  balances on deposit with CIS or CISFS,  as the case may be, during  each  month at the  average  91-day  Treasury  bill  rate for that month  in  respect  of  deposits  denominated  in U.S.  dollars  or at the applicable  rates in respect of deposits  denominated in currencies  other than U.S. dollars (which may be zero in some cases).

The Trust  currently  has no  salaried  employees  and all  administrative services  performed  for the Trust are  performed by the  Managing  Owner.
The  Managing  Owner  has no  employees  other  than  their  officers  and directors,  all of whom are employees of the  affiliated  companies of the
Managing Owner.

The  Trust's   business   constitutes   only  one  segment  for  financial
reporting  purposes;  it is a Delaware  business trust whose purpose is to trade,  buy,  sell,  spread  or  otherwise  acquire,  hold or  dispose  of commodity  interests  including futures contracts on currencies,  interest rates, energy and agricultural  products,  metals and stock indices,  spot and forward  contracts on  currencies  and precious  metals and  exchanges for  physicals.  The Trust  does not engage in the  production  or sale of
any  goods  or  services.   The   objective  of  the  Trust   business  is
appreciation of its assets through  speculative  trading in such commodity interests.  Financial  information  about  the  Trust's  business,  as  of
December 31, 2001, is set forth under Items 6 and 7 herein.

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

(b) As of  December  31,  2001,  there were  438,008.69  units held by the
      Beneficial  Owners for an  investment of  $48,892,753.  The Managing
      Owner held an  investment  of $642,340  (which is the  equivalent of
      5,754.50  units).  A total of 65,241.94  units had been  redeemed by
      Beneficial  Owners and 949.41  units by the Managing  Owners  during the period from January 1, 2001 to December  31,  2001.  The Trust's
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

                                       Year Ended December 31,

                                                     1997     1998    1999    2000    2001

1.  Operating Revenues (000)                       $6,988  $16,869  $2,339  $7,447  $4,430
2.  Profit (Loss) From Continuing Operations(000)   3,651    6,401  (9,222)  1,126   1,254
3.  Profit (Loss) Per Unit                           9.70     5.70  (10.89)  10.08   (2.96)
4:  Total Assets(000)                              65,693  100,133  89,612  52,922  50,278
5.  Long Term Obligations                               0        0       0       0       0
6.  Cash Dividend Per Unit                              0        0       0       0       0

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

The  Trust's  net  assets  are  held in  brokerage  accounts  with CIS and
CISFS.  The Trust earns  interest  on 100  percent of the Trust's  average daily  balances on deposit with CIS or CISFS,  as the case may be,  during each  month at the  average  91-day  Treasury  bill rate for that month in respect of deposits  denominated in dollars or at the applicable  rates in respect of deposits  denominated  in currencies  other than dollars (which may be zero in some  cases).  For the  calendar  year ended  December  31,
2001 CIS and CISFS had paid or accrued to pay  interest of  $1,657,888  to the Trust.  For the  calendar  year ended  December 31, 2000 CIS and CISFS paid or accrued to pay interest of $3,265,169 to the Trust.

For the  fiscal  year ended  December  31,  2001,  the  Beneficial  Owners redeemed a total of 65,241.94  units for  $7,636,323.  The Managing  Owner redeemed  units for  $110,644.  For the  fiscal  year ended  December  31,
2000,   Beneficial  Owners  redeemed  a  total  of  393,996.40  units  for
$37,731,946.  The Managing Owner redeemed units for $200,544.

During   2001,   Beneficial   Owners   purchased   72,485.25   units   for
$8,406,483.  The  Managing  Owner  did  not  make a  contribution  in 2001 leaving the total contribution to equal $8,406,483.

Results of Operations

2001

During  2001,  total   contributions  to  the  Trust  equaled  $8,406,483.
Investors  redeemed  Units in the amount of  $7,636,323  and the  Managing
Owner  redeemed  units in the  amount of  $110,644.  The Trust  achieved a realized  and  unrealized  gain  of  $2,772,249  and  interest  income  of
$1,657,888.  Total expenses of the Trust were  $5,684,293,  resulting in a net loss of  $1,254,157  and and a  decrease  in the Net  Asset  Value per
Unit of $2.96.

The Trust was down  slightly  in 2001,  producing  a loss of 2.58% for the calendar year. After a strong first quarter,  the Trust suffered  negative
performance  in  the  second  and  fourth   quarters.   Pronounced   price
reversals  in the  interest  rate  and  currency  sectors  were  the  most difficult sectors for the  Trust's Trading Advisor,  the John W. Henry and
Company, Inc.

In the first  quarter of 2001,  the world's  financial  markets  continued
the price  patterns that had allowed for positive  performance in the last quarter  of 2000.  Short  positions  in the  Japanese  yen versus the U.S.
dollar and the Euro accrued profits  throughout  this period.  The Trust's long  global  bond  position  was the  cornerstone  of the  portfolio  and benefited  from the  first  of  several  interest  rate  cuts  made by the
Federal  Reserve.  The Trust was  positive  all three  months in the first quarter.

The much  anticipated  cut in European  interest rates never  materialized in the second  quarter.  This caused trend reversals in both Euro and U.S.
dollar  denominated  bond  markets.  Positions in these markets were large and had been held for  several  months  prior to being  closed  out.  News events  including the  re-election  of British  Prime  Minister Tony Blair and inconsistent  corporate earnings reports created excessive  volatility in the  interest  rate  and  currency  markets.  As had  been the case for several  months,  the Trust  maintained  extremely  small positions in the metal and commodity markets.

The third quarter was laden with markets  lacking  direction.  During this time,  the Trust's  portfolio  was dominated by currency and interest rate positions.  These  sectors  were unable to sustain  long term price moves.
Despite  several cuts by the Federal  Reserve,  bond prices at quarter end were  trading  well below the highs made  previously  in March.  Lack of a dominant currency led to flat performance in the currency sector.

The last quarter of 2001 began  positively  due to strong  performance  in the  interest  rate  sector.  The Trust's  long  positions  in global bond markets  benefited  from  interest  rate  cuts  as well  as a  "flight  to quality" as a result of the  September 11 tragedy.  However,  in November, after economic data indicated a  strengthening  of the economy,  trends in the interest rate and currency  sectors  reversed.  The U.S.  30-year bond lost  approximately  10% in value.  The currency  sector moved in sympathy with interest rates,  which also caused  portfolio  losses.  The Trust was down approximately 5% for the quarter.

Effective  July 1, 2001 James Davison became  President of CIS,  replacing
Bernard  Dan. Mr.  Davison has been an  executive in the futures  industry for several  years and has  extensive  experience  in the managed  futures arena.  On a similar note, Mark  Rzepczynski  Ph.D.  became  President and
Chief  Investment  Officer  of the JWH  effective  January  1,  2002.  Dr.
Rzepczynski  has been with the JWH since  1998.  The  Managing  Owner does not feel that these appointments will materially effect the Trust.

2000

During  2000,  total   contributions  to  the  Trust  equaled  $1,766,539.
Investors  redeemed  units in the amount of  $37,731,946  and the Managing
Owner  redeemed  units in the  amount  of  $200,544.  The  Trust  achieved realized  and  unrealized  gains of  $4,182,309  and  interest  income  of
$3,265,169.  Total expenses of the Trust were  $6,321,658,  resulting in a
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

The second  quarter  was marked by  conflicting  economic  signals,  which often  reversed  long term price  trends.  The U.S.  dollar,  after having lost  value in March,  was strong in April and then  declined  in value in
May and June.  Interest rates followed a similar  directionless  path with the "hard  landing or soft  landing"  question  being the primary  driver.
Through the end of June,  the only market  sector with  defined  direction was the energy sector,  which had been the Trust's most consistent  source of profits over the prior few years.

As  the  third  quarter  began,  the  futures  markets  continued  seeking direction.  Metal and  agricultural  prices  were  listless.  Stock  index trading  was  volatile  in the  short  term  and  sideways  over a  longer period.  Up trends  emerged in the world's bond  markets  where open trade profits were  accrued.  In the currency  sector,  the U.S.  dollar  gained very steadily versus Euro during July and August.  By September,  the U.S.
dollar was gaining value on all major  currencies.  However,  on September
22,  the   European   Central  Bank   intervened   to  support  the  Euro.
Consequently,  price trends reversed  dramatically and the Trust's accrued profits in the currency and interest  rate sectors  turned into open trade losses.

Despite  the  intervention,  the  Trust  remained  long  U.S.  dollar  and interest  rates and reaped the  benefits of those  positions as the fourth quarter began.  In October,  the U.S.  dollar hit its all-time high versus the Euro and gained  substantially  versus the Swiss, British and Japanese
currencies.  By  November,   interest  rate  trading  became  the  Trust's
strongest  sector as long  positions in global bond markets  amassed large open trade gains.  Strong  performance in interest rate markets  continued
in  December.  A revival of European  currencies  provided the bulk of the month's  gain in the  currency  sector.  These  trends  remained  in place through year-end.

Effective  October  1,  Management  Fees  paid by the  Trust  to JWH  were reduced  from  4% to 2%  annually  (paid  monthly).  Incentive  fees  were increased  from 15% to 20% of quarter  end new high  profits.  This change in fees,  when  coupled  with the  reduction  in the  Treasury  bill rate, reduced the "breakeven" on the Trust from 7.3% to 4.8%.

1999

The Trust  experienced  a  disappointing  year in 1999.  The  year-end Net
Asset  Value was at  $104.51  per unit,  representing  a loss of 9.44% for the year.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following table  indicates the average,  highest and lowest amounts of trading  Value at Risk  associated  with the  Trust's  open  positions  by market  category  for  fiscal  year  2001  and  2000.  All  open  position trading  risk  exposures  of the Trust have been  included in  calculating the  figures  set forth  below.  During  fiscal  year  2001,  the  Trust's average total  capitalization was approximately $49.6 million,  and during
fiscal  year  2000,   the  Trust's   average  total   capitalization   was
approximately $57.0 million.

                             Fiscal Year 2001

                      Highest      Lowest      Average          % of
      Market           Value        Value       Value         Average
      Sector         at Risk*     at Risk*     at Risk*   Capitalization**

Interest Rates         $2.3         $0.6         $1.5           2.9%
Currencies             $2.5         $1.0         $1.9           3.8%
Stock Indices          $0.6         $0.1         $0.4           0.6%
Metals                 $0.3         $0.1         $0.2           0.4%
Commodities            $0.2         $0.1         $0.1           0.2%
Energy                 $0.5         $0.0         $0.3           0.6%

Total                  $6.4         $1.9         $4.4           8.5%

                             Fiscal Year 2000

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

** Average  Capitalization  is the average of the  Trust's  capitalization at the end of each fiscal quarter during the relevant fiscal year.

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

Non-Trading Risk

The Trust has  non-trading  market risk on its foreign  cash  balances not needed for margin.  However,  these  balances  (as well as any market risk they  represent)  are  immaterial.  The Trust holds  substantially  all of its  assets  in cash on  deposit  with CIS and  CISFS.  The Trust has cash flow risk on these cash deposits  because if interest  rates  decline,  so will the interest  paid out by CIS and CISFS at the 91-day  Treasury  bill rate.  As of  December  31,  2001 and  December  31,  2000,  the Trust had
approximately  $47.0 million and $44.0 million,  respectively,  in cash on deposit with CIS and CISFS.

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

The following  were the primary  trading risk exposures of the Trust as of
December 31, 2001 and December 31, 2000, by market sector.

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

Stock  Indices.  The Trust's  primary  equity  exposure is to equity price risk in the G-7  countries  excluding  the U.S.  The stock  index  futures traded  by the  Trust are by law  limited  to  futures  on  broadly  based indices.  As of December 31,  2001,  the Trust's  primary  exposure was in the DAX  (Germany)  stock  index.  As of December  31,  2000,  the Trust's primary  exposures  were in the  Nikkei  (Japan)  and  FTSE  (U.K.)  stock indices.  The  Managing  Owner  anticipates  little,  if any,  trading  in non-G-7  stock  indices.  The Trust is  primarily  exposed  to the risk of adverse  price  trends or static  markets in the major U.S.,  European and
Japanese  indices.  (Static  markets would not cause major market  changes but  would  make it  difficult  for the Trust to avoid  being  "whipsawed"
into numerous small losses.)

Metals.  The JWH  programs  currently  used  for the  Trust  trade  mainly precious,  not  base,  metals,  and  the  Trust's  primary  metals  market exposure  is to  fluctuations  in the price of gold.  JWH has from time to
time   taken   substantial   positions   as  it   has   perceived   market
opportunities in these metals to develop.

Commodities.    The   Trust's   primary   commodities   exposure   is   to
agricultural  price movements which are often directly  affected by severe or  unexpected  weather  conditions.  Grains and cotton  accounted for the substantial  bulk of the Trust's  commodities  exposure as of December 31,
2001 and  December  31,  2000.  In the past,  the  Trust has had  material market  exposure  to live  cattle,  coffee,  sugar,  cocoa and the soybean complex  and may do so again in the  future.  However,  JWH and the  Trust will  maintain an emphasis on grains,  coffee,  sugar and cocoa,  in which the Trust has historically taken its largest commodity positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following  were the only  non-trading  risk  exposures of the Trust as of December 31, 2001 and December 31, 2000.

Foreign   Currency   Balances.   The  Trust's  primary  foreign   currency
balances  are  in  Japanese  yen,  Euro,  British  pounds  and  Australian dollars.  The Trust  controls the  non-trading  risk of these  balances by regularly  converting  these  balances  back  into U.S.  dollars  (no less frequently than twice a month).

Cash  Position.  The Trust holds  substantially  all its assets in cash at
CIS  and  CISFS,  earning  interest  at  the  90-day  Treasury  bill  rate
(calculated daily).

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

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March
31, June 30, September 30 and December 31, 2001 and 2000.  This
information has not been audited.

                             First Quarter  Second Quarter  Third Quarter Fourth Quarter
                                  2001          2001            2001           2001

Total Revenues             $   7,094,125  $   (3,079,378)  $  1,724,129  $  (1,308,740)
Total Expenses             $   2,194,062  $    1,173,172   $  1,163,736  $   1,153,323
Gross Profit (Loss)        $   4,900,063  $   (4,252,550)  $    560,393  $  (2,462,063)
Net Profit (Loss)          $   4,900,063  $   (4,252,550)  $    560,393  $  (2,462,063)
Net Profit per Unit        $       11.68  $       (10.11)  $       1.30  $       (5.83)

                             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                                  2000          2000            2000           2000

Total Revenues             $  (5,283,832)  $    (419,161)  $ (1,446,773)  $ 14,597,242
Total Expenses             $   2,159,870   $   1,700,682   $  1,354,603   $  1,106,503
Gross Profit (Loss)        $  (7,443,702)  $  (2,119,843)  $ (2,801,376)  $ 13,490,739
Net Profit (Loss)          $  (7,443,702)  $  (2,119,843)  $ (2,801,376)  $ 13,490,739
Net Profit per Unit        $       (9.64)  $       (3.82)  $      (5.38)  $      28.92

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

None.

                        Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its  Managing  Owner,  CIS  Investments,  Inc. The
officers  and  directors  of the  Managing  Owner as of December  31, 2001 were as follows:

CIS Investments, Inc.

James A.  Davison  (born in May 1961) is  President  and a  director.  Mr.
Davison  is a graduate  of the School of  Oriental  and  African  Studies,
University  of London.  He began his career  with  Cargill  plc and joined
Cargill  Investor  Services Ltd. in 1987. His management  responsibilities included  commodity and financial  markets as well as the  development  of all  business  activity  with  alternative  asset  management  clients  in
European and Middle Eastern  geographies.  He resigned from Cargill plc in
1996 to establish his own  consultancy  business.  One of his  assignments of  this  business  included  Managing  Director  for  Hasenbichler  Asset
Management  Ltd., one of Europe's  largest  alternative  asset  management groups  and,  in 1998,  he assumed  responsibility  for all  international activity of a portfolio of trading  advisors.  He re-joined Cargill plc in
December 2000 as European  Managing  Director of Cargill Investor Services
Ltd.  and was  named  Worldwide  Business  Unit  Leader  of CIS in July of
2001.

Jan R. Waye  (born in June 1948) is Vice  President  and a  director.  Mr.
Waye   assumed  the   position  of  Senior  Vice   President   of  CIS  in
mid-September  1996,  after  returning  from London  where he held various management  positions for Cargill Investor  Services,  Ltd. including most
recently   Managing  Director  for  CIS  Europe.  He  was  appointed  Vice
President  with CISI on June 24,  1997.  Mr. Waye  joined  Cargill in 1970 and  served in  various  commodity  trading  and  management  position  in
Chesapeake,   Virginia;   Winnipeg,   Manitoba;  and  Vancouver,   British
Columbia.   In  1978  he  moved  to  New  York  and   shortly   thereafter
Minneapolis  as head of Foreign  Exchange  for  Cargill's  metals  trading
business.   Mr.  Waye  served  in  various  management  positions  in  the
Financial  Markets  Group until 1988 when he  assisted  in the  management and sale of Cargill's  life  insurance  business in Akron,  Ohio. He moved to London in late  1988.  Mr.  Waye has served as a member of the Board of
LIFFE, the London  International  Financial  Futures and Options Exchange,
and as Vice  Chairman  of its  Membership  and  Rules  Committee.  He also served on the Board of the  London  Commodity  Exchange  up to its  merger
with  LIFFE.  Mr.  Waye  graduated  from  Concordia   College,   Moorhead,
Minnesota, with a B.A. degree in Communications and Economics in 1970.

Shaun  D.  O'Brien  (born  in  November  1964)  is Vice  President,  Chief
Financial  Officer and a director.  Mr.  O'Brien  became a Vice  President and a  director  of CISI  on July 1,  1999.  Mr.  O'Brien  graduated  from
Northeastern  University  in 1987 and received a Master's  degree from the
University  of  Minnesota's  Carlson  School of  Management  in 1999.  Mr.
O'Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler  (born in May 1953) is Vice  President.  Ms.  Pfendler is a  graduate  of the  University  of  Colorado,  Boulder.  She began her
career   with   Cargill,   Incorporated   in  1975.   She   held   various
merchandising and management  positions within the organization's  Oilseed
Processing  Division  before  transferring  to CIS in  1986  where  she is
responsible  for  the  Fund  Services   Group.   She  was  appointed  Vice
President of CISI in May 1990 and Vice President of CIS in June 1996.

Christopher  Malo  (born in  August  1956)  is Vice  President.  Mr.  Malo graduated  from Indiana  University in 1978 with a B.S. in Accounting  and further  completed  the  University  of  Minnesota  Executive  Program  in
1993.  He started work at Cargill,  Incorporated  in June 1978.  He joined
CIS in 1979, and served as  Secretary/Treasurer  and Controller  from 1983
until  1991.   He  was  elected   Vice   President,   Administration   and
Operations  in July 1991.  He was  Managing  Director  in Europe from 1996 until January  1999,  responsible  for CIS  activities  and  operations in
Europe,  the  Middle  East and  Russia.  He was an  active  member  of the
FIA-UK  Chapter and LIFFE  Membership  and Rules  Committee.  He currently serves on the Board of the FIA in Chicago.

Patrice  H.  Halbach  (born  in  August  1953)  is a Vice  President.  Ms.
Halbach  graduated Phi Beta Kappa from the  University of Minnesota with a
B.A.  degree in  history.  In 1980 she  received  a J.D.  degree cum laude from the  University of Minnesota.  She is a member of the Tax  Executives
Institute,   the  American  Bar   Association   and  the   Minnesota   Bar
Association.   Ms.   Halbach   joined  the  Law   Department  of  Cargill,
Incorporated  in February 1983.  She had previously  been an attorney with
Fredrikson and Byron, Minneapolis, Minnesota.  In December  1990,  she was
named Senior Tax Manager for Cargill,  Incorporated's  Tax  Department and
became  Assistant  Tax  Director  in March 1993.  She was named  Assistant
Vice  President  of  Cargill,  Incorporated's  Administrative  Division in
April  1994.  In January  1999,  she was named  Vice  President,  Tax,  of
Cargill,  Incorporated.  In her current  position as Vice President,  Tax,
Ms. Halbach oversees Cargill, Incorporated's global tax function.

Todd R. Urbon  (born in April 1967) is  Treasurer.  Mr.  Urbon  became the
Treasurer  and  director  on June  14,  2001.  Mr.  Urbon  graduated  from
Northern  Illinois  University in 1989 with a B.S.  degree in Finance.  He became a Certified  Cash  Manager in July 1999.  Mr.  Urbon began  working for CIS in 1989.

Barbara  A.  Walenga  (born  in  February  1960)  is  the  Secretary.  Ms.
Walenga  graduated  from  Fayetteville  Technical  Institute in 1981.  She began  working  at CIS in August  1981.  She has held  various  compliance management  positions  at  CIS  and  is  currently  the  Legal  Compliance
Manager.  She  is  currently  a  member  of the  FIA  Law  and  Compliance
Division and the SIA Compliance and Legal Division.

The following are additional  officers of CISI:  James Clemens,  Assistant
Secretary;   Lillian  Lundeen,   Assistant  Secretary;  Anne  R.  Carlson,
Assistant Secretary; and Jeanne Y. Smith, Assistant Secretary.

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

CIS  and  CISFS,  affiliates  of  the  Managing  Owner,  are  the  Trust's clearing  broker  and  currency  dealer,  respectively.  During  the  year ended  December  31,  2001,  the  Trust  accrued  and paid  $3,215,618  in brokerage  commissions  to CIS,  as  compared  to  $3,737,532  in 2000 and
$6,136,926 in 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) As of  December  31,  2001,  no  person  was known to the Trust to own beneficially more than 5% of the outstanding units.

(b) As of December  31,  2001,  the Managing  Owner  beneficially  held an ownership of $642,340  (which is the  equivalent of 5,754.50  units)
      or  approximately  1.30% of the  ownership  of the  Trust as of that date.

  (c)  As of  December  31,  2001,  no  arrangements  were  known  to  the registrant,  including  any  pledges  by any person of units of the
       Trust  or  shares  of  its  Managing  Owner  or the  parent  of the
       Managing  Owner,  such  that a change in  control  of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions

(a) None other than the compensation arrangements described herein.

(b) None.

(c) None.

(d) Not Applicable.

                                Part IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are included herein:

(1)     Financial Statements:

a.       Report of Independent Public Accountants.

      b.  Statements  of  Financial  Condition as of December 31, 2001 and
           2000.

      c. Statements of Operations and Statements of  Unitholders'  Capital
           for the years ended December 31, 2001, 2000 and 1999.

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

Date:  March 29, 2002   JWH GLOBAL TRUST

                  By:  CIS Investments, Inc.
                      (Managing Owner)

                  By: /s/ James A. Davison
                          James A. Davison
                          President

Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934, this report has been signed  below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 29, 2002

                  /s/ James A. Davison
                      James A. Davison
                      President and Director

                  /s/ Barbara A. Pfendler
                      Barbara A. Pfendler
                      Vice President

                  /s/ Shaun D. O'Brien
                      Shaun D. O'Brien
                      Vice President and CFO

Index to Exhibits

Exhibit                                                          Sequentially
Number  Description of Document                                  Numbered Page
                                                                   Reference

1.01    Form of Selling  Agreement among CIS  Securities,  Inc. (the   N/A
        "Lead Selling Agent"),  JWH Global Trust (the "Registrant"),
        CIS Investments,  Inc. (the "Managing Owner"), CIS Financial
        Services,  Inc. ("CISFS"),  Cargill Investor Services,  Inc.
        ("CIS") and John W. Henry and Company, Inc. ("JWH").1

3.01    Fourth  Amended and Restated  Declaration  and  Agreement of   N/A
        Trust of the Registrant.1

3.02    Certificate  of  Amendment  of  Certificate  of Trust of the   N/A
        Registrant.2

10.01   Form of Subscription Agreement and Power of Attorney.1         N/A

10.02   Form of Amended Escrow  Agreement among the Registrant,  The   N/A
        First  National Bank of Chicago,  the Managing Owner and the
        Lead Selling Agent.3

10.03   Form of Trading  Advisory  Agreement  among the  Registrant,   N/A
        the Managing Owner, CIS and JWH.3

10.04   Form of Customer Agreement between the Registrant and CIS.3    N/A

10.05   Form of  Foreign  Exchange  Account  Agreement  between  the   N/A
        Registrant and CIS Financial Services, Inc. ("CISFS").3

10.06   Form  of  Cash  Bullion   Account   Agreement   between  the   N/A
        Registrant and CISFS.3

10.07   Form of Transfer Agent Agreement.3                             N/A

13.01   Annual Report to Unitholders for Fiscal Year 2001               1

1  Incorporated  by reference  to  Post-Effictive  Amendment  No. 6 to the respective  exhibit to the  Registrant's  Registration  Statement  on Form
S-1 in (Reg. No. 333-33937) filed on March 12, 2002.

2 The following  exhibits are  incorporated  by reference  herein from the exhibits  of the same  description  and number  filed on August  19,  1997
with   Registrant's   Registration   Statement  on  Form  S-1  (Reg.   No.
333-33937).

3 The following  exhibits are  incorporated  by reference  herein from the exhibits of the same  description  and number  filed on February  10, 1997 with Amendment No. 1 to  Registrant's  Registration  Statement on Form S-1
(Reg. No. 333-16825; declared effective April 3, 1997).

                      Index to Financial Statements

                            Table of Contents

Independent Auditors' Report

Financial Statements:
Statements of Financial Condition, December 31, 2001 and 2000

Statements of Operations, Years ended December 31, 2001, 2000, and 1999

Statements of Changes in Unitholders' Capital, Years ended December 31,
2001, 2000, and 1999

Notes to Financial Statements

Schedule of Investments, December 31, 2001

Acknowledgment

                       Independent Auditors' Report

The Unitholders
JWH Global Trust:

We have  audited  the  accompanying  statements  of  financial  condition, including  the schedule of  investments,  of JWH Global Trust  (the Trust)
as  of  December 31,   2001  and  2000,  and  the  related  statements  of
operations  and changes in  unitholders'  capital for each of the years in
the  three-year   period  ended   December 31,   2001.   These   financial
statements  are  the  responsibility  of  the  Trust's   management.   Our
responsibility  is to express an  opinion  on these  financial  statements based on our audits.

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

In our  opinion,  the  financial  statements  referred  to  above  present fairly,  in all material  respects,  the financial  position of JWH Global
Trust  as  of  December 31,   2001  and  2000,  and  the  results  of  its
operations  and  changes  in its  unitholders'  capital,  for  each of the years in the  three-year  period ended  December 31,  2001,  in conformity with  accounting  principles  generally  accepted in the United  States of
America.

Chicago, Illinois
February 11, 2002

Statements of Financial Condition           December 31, 2001 and 2000

Assets                                                               2001            2000

    Equity in commodity trading accounts:
      Cash on deposit with Brokers                                $  46,976,650      44,316,136
      Unrealized gain on open contracts                               2,557,319       8,003,965

                                                                     49,533,969      52,320,101

    Receivable for units sold                                           618,077         191,437
    Interest receivable                                                  70,569         223,611
    Prepaid initial organization and offering costs                      55,072          187,244

              Total assets                                        $  50,277,687      52,922,393

Liabilities and Unitholders' Capital
Liabilities:
    Accrued commissions on open contracts                         $     265,856         282,628
      due to CIS
    Accrued management fees                                              82,703          87,816
    Accrued operating expenses                                           60,000          60,000
    Accrued offering expenses                                            20,526          21,796
    Redemptions payable                                                 313,509         2,340,419

              Total liabilities                                         742,594       2,792,659

Unitholders' capital:
    Beneficial owners (438,008.69 and 430,765.38 units outstanding at
      December 31, 2001 and 2000, respectively)                      48,892,753      49,361,538
    Managing owner (5,754.50 and 6,703.91 units outstanding at
      December 31, 2001 and 2000, respectively)                         642,340         768,196

              Total unitholders' capital                             49,535,093      50,129,734

              Total liabilities and unitholders' capital          $  50,277,687      52,922,393

Statements of Operations                                       Years ended December 31, 2001, 2000 and 1999

                                                                       2001            2000            1999
Revenues:
    Gain (loss) on trading of commodity contracts:
        Realized gain on closed positions                         $   8,079,390            740       2,105,322
        Change in unrealized gain (loss) on open positions           (5,446,646)     4,664,653      (4,219,845)
    Interest income                                                   1,657,888      3,265,169       4,299,669
    Foreign currency transaction gain (loss)                            139,504       (483,085)        153,831

              Total revenues                                          4,430,136      7,447,477       2,338,977

Expenses:
    Commission paid to CIS                                            3,215,618      3,737,532       6,136,926
    Exchange, clearing and NFA fees                                      32,547         38,489          83,215
    Management fees                                                   1,001,094      2,088,954       3,833,530
    Incentive fees                                                      990,171              -         853,599
    Amortization of prepaid initial organization and offering costs     132,172        132,173         132,172
    Ongoing organization and offering expenses                          248,048        288,770         474,221
    Operating expenses                                                   64,643         35,740          47,406

              Total expenses                                          5,684,293      6,321,658      11,561,069

              Net profit (loss)                                   $  (1,254,157)     1,125,819      (9,222,092)

Profit (loss) per unit of beneficial ownership interest           $       (2.96)         10.08          (10.89)
Profit (loss) per unit of managing ownership interest                     (2.96)         10.08          (10.89)

See accompanying notes to financial statements.

Statements of Changes in Unitholders' Capital                 Years ended December 31, 2001, 2000 and 1999

                                                                 Beneficial        Managing
                                                  Units*          Owners           Owner            Total

Balance at December 31, 1998                      818,706.12       94,471,052        1,001,494     95,472,546

Net loss                                                   -       (9,119,572)        (102,520)    (9,222,092)
Unitholders' contributions                        164,883.44       18,624,039                -     18,624,039
Unitholders' redemptions                         (177,214.77)     (19,704,627)               -    (19,704,627)

Balance at December 31, 1999                      806,374.79       84,270,892          898,974     85,169,866

Net loss                                                   -        1,056,111           69,708      1,125,819
Unitholders' contributions                         18,386.99        1,766,481               58      1,766,539
Unitholders' redemptions                         (393,996.40)     (37,731,946)        (200,544)   (37,932,490)

Balance at December 31, 2000                      430,765.38       49,361,538          768,196     50,129,734

Net income                                                 -       (1,238,945)         (15,212)    (1,254,157)
Unitholders' contributions                         72,485.25        8,406,483                -      8,406,483
Unitholders' redemptions                          (65,241.94)      (7,636,323)        (110,644)    (7,746,967)

Balance at December 31, 2001                      438,008.69       48,892,753          642,340     49,535,093

Net asset value per unit at December 31, 2001                    $     111.63           111.63
Net asset value per unit at December 31, 2000                          114.59           114.59
Net asset value per unit at December 31, 1999                          104.51           104.51

*Units of beneficial ownership.

See accompanying notes to financial statements.

Notes to Financial Statements

December 31, 2001, 2000 and 1999

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

Units of  beneficial  ownership  of the Trust  commenced  selling on
April 3,  1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000.  On September 26,  1997, the
Trust registered an additional  $155,000,000 for further  investment and  continued  the  offering.  By  December 31,  2001,  a total  of
1,204,153.28 units  representing  an investment for  $127,470,596 of
beneficial   ownership  interest  had  been  sold  in  the  combined
offerings.  In addition,  during the  offerings,  the Managing Owner
purchased  a  total  of  8,602.73   units,   representing   a  total
investment  of  $885,058.  See the JWH Global Trust  prospectus  for further details of the offering.

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

(2)  Summary of Significant Accounting Policies

The  accounting  and  reporting  policies  of the Trust  conform  to accounting  principles  generally  accepted in the United  States of
America and to general  practices in the commodities  industry.  The following  is  a  description  of  the  more  significant  of  those
policies   that  the  Trust   follows  in  preparing  its  financial
statements.

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

Organizational and Offering Costs

Initial  organizational and offering costs advanced to the Trust are being amortized over the first 60 months of the Trust's  operations, subject to a maximum  monthly expense of 1/60 of 2% of the month-end net assets.  Ongoing offering costs, subject to a ceiling of 0.5% of the Trust's average month-end net assets,  are paid by the Trust and expensed as incurred.

Commissions

Commodity  brokerage  commissions  are typically paid for each trade transacted  and are referred to as "round-turn  commissions".  These commissions  cover  both  the  initial  purchase  (or sale)  and the subsequent  offsetting  sale  (or purchase)  of a commodity  futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate  Brokerage Fees at the  annual  rate of 6.5%  (or a  monthly  rate of  approximately
0.542%) of the  Trust's  month-end  assets  after  reduction  of the
Management  Fee. CIS receives these  Brokerage Fees  irrespective of the number of trades  executed  on the  Trust's  behalf.  The amount paid to CIS is  reduced  by  exchange  fees paid by the  Trust.  The round-turn  equivalent  rate for  commissions  paid by the Trust for the years ended December 31,  2001, 2000, and 1999 was $56, $57, and
$59, respectively.

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

(4)   Income Taxes

No  provision  for  Federal  income  taxes  has  been  made  in  the accompanying  financial  statements  as  each  beneficial  owner  is responsible for reporting  income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally,  for both Federal and State tax purposes,  trusts,  such as the JWH Global Trust,  are treated as  partnerships.  The Trust is responsible for the Illinois
State  Partnership  Information  and  Replacement  Tax  based on the operating  results of the  Trust.  Such tax  amounted  to $0 for the years ended December 31,  2001, 2000, and 1999, respectively, and is included in operating expenses in the statement of operations.

(5)  Financial Instruments with Off-balance Sheet Risk

The Trust  engages in the  speculative  trading of U.S.  and foreign
futures    contracts,    and   forward    contracts    (collectively
derivatives).   These   derivatives   include  both   financial  and
non-financial  contracts  held  as  part  of a  diversified  trading strategy.  The  Trust  is  exposed  to both  market  risk,  the risk arising  from  changes in the  market  value of the  contracts;  and credit  risk,  the risk of  failure  by  another  party  to  perform according to the terms of a contract.

The purchase and sale of futures  requires  margin  deposits  with a
Futures  Commission  Merchant  (FCM).  Additional  deposits  may  be necessary for any loss on contract  value.  The  Commodity  Exchange
Act (CE Act) requires an FCM to segregate all customer  transactions and assets from the FCM's proprietary activities.  A customer's cash and other property such as U.S.  Treasury  Bills,  deposited with an
FCM are considered  commingled with all other customer funds subject to the  FCM's  segregation  requirements.  In the  event of an FCM's insolvency,  recovery  may  be  limited  to  a  pro  rata  share  of segregated  funds  available.  It is  possible  that  the  recovered amount  could be less  than the  total  of cash and  other  property deposited.

The Trust has cash on deposit  with an  affiliate  interbank  market maker in connection  with its trading of forward  contracts.  In the event of interbank market maker's insolvency,  recovery of the Trust assets on  deposit  may be limited  to  account  insurance  or other
protection   afforded  such  deposits.   In  the  normal  course  of
business,  the Trust does not require collateral from such interbank market maker.  Because  forward  contracts are traded in unregulated markets  between  principals,  the Trust also assumes a credit risk, the risk of loss from counter party non-performance.

For  derivatives,  risks arise from  changes in the market  value of the contracts.  Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward  contracts  purchased  and unlimited liability on such contracts sold short.

Net trading  results from  derivatives  for the years ended December
31,  2001,  2000,  and  1999,  are  reflected  in the  statement  of operations  and equal gains  (losses)  from trading  less  brokerage commissions.  Such trading results reflect the net gain arising from the Trust's  speculative  trading of futures contracts,  and forward contracts.

The notional  amounts of open  contracts  at December  31, 2001,  as disclosed  in the  Schedule of  Investments,  do not  represent  the
Trust's  risk of loss due to market  and  credit  risk,  but  rather represent the Trust's  extent of  involvement  in derivatives at the date of the statement of financial condition.

The  Beneficial  Owners  bear the risk of loss only to the extent of the market value of their respective investments.

(6)  Financial Highlights

The  following  financial  highlights  show  the  Trust's  financial performance  for the period ended  December  31, 2001.  Total return is  calculated  as the change in a  theoretical  beneficial  owner's investment  over the  entire  period.  Total  return  is  calculated based on the aggregate return of the Trust taken as a whole.

Total return                          (2.58)%

Ratio to average net assets:
    Net loss                          (2.56)%

    Expenses
       Expenses                        9.58%
       Incentive fees                  2.02%

          Total expenses              11.60%

The  net  investment  income  and  operating   expenses  ratios  are
computed  based upon the  weighted  average net assets for the Trust for the period ended December 31, 2001.

                                             JWH GLOBAL TRUST
                                          Schedule of Investments
                                             December 31, 2001

                                              Number of     Principal (notional)     Value (OTE)
                                              contracts

Long positions:
Futures positions (-0.32%)
Agriculture                                           8          $    142,360             (12,440)
Interest rates                                       70            15,945,260             (38,036)
Metals                                              120             3,698,602            (121,987)
Indices                                              17             1,101,596              11,956

                                                                   20,887,818            (160,507)

Currencies                                           14            65,814,186             (38,791)

     Total long positions                                        $ 86,702,004            (199,298)

Short positions:
----------------
Futures positions (0.16%)
Agriculture                                         201          $  2,648,226              54,109
Energy                                              122             2,515,245              (2,949)
Interest rates                                    1,214           145,427,455              40,137
Metals                                              194             5,697,334            (211,956)

                                                                  156,288,260              79,341

Forward positions (5.40%)
Currencies
Swiss Francs                                                        5,879,530              (77,754)
Swiss Francs                                                        5,804,151              (79,745)
Euros                                                               3,910,595              (46,119)
Japanese Yens                                                       2,775,988              117,327
Japanese Yens                                                       2,223,405               98,369
Japanese Yens                                                      20,491,775              905,518
Japanese Yens                                                       4,973,001              213,708
Swiss Francs                                                        9,949,973             (131,584)
Euros                                                               3,643,964               41,116
Euros                                                              22,752,556             (268,332)
Japanese Yens                                                      11,746,572              504,793
Japanese Yens                                                       3,093,638              130,753
Japanese Yens                                                      18,766,272              829,269
Swiss Francs                                                        1,432,193              (18,940)
Swiss Francs                                                        1,432,193              (19,677)
Euros                                                                 888,772               (9,985)
Japanese Yens                                                      11,056,027              488,558

                                                                  130,820,605            2,677,276

                 Total short positions                           $287,108,865            2,756,617

Total open contracts (5.16%)                                                          $  2,557,319
Cash on deposit with brokers (94.84%)                                                   46,976,650
Other assets in excess of liabilities (0.002%)                                               1,124

Net assets (100.0%)                                                                   $ 49,535,093

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

Shaun D. O'Brien
Chief Financial Officer,
CIS Investments, Inc.,
The Managing Owner and Commodity Pool Operator of JWH Global Trust