Form 10-Q
period 2002-03-31
JWH GLOBAL TRUST
filed 2002-05-16
CIK 1027099

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

 Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2002

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

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2002 and the additional time frames as noted:

                                        Fiscal Quarter   Year to Date      Fiscal Year     Fiscal Quarter    Year to Date
                                        Ended 3/31/02    Ended 3/31/02    Ended 12/31/01   Ended 3/31/01     Ended 3/31/01

Statement of Financial Condition             X                                 X

Statement of Operations                      X                X                                 X                 X

Statement of Changes in Partners'
Capital                                                       X

Notes to Financial Statements                X

                                           JWH GLOBAL TRUST
                                  STATEMENTS OF FINANCIAL CONDITION
                                              UNAUDITED

                                                                   Mar 31, 2002    Dec 31, 2001

Assets

  Equity in commodity trading accounts:
    Cash on deposit with Brokers                                    43,334,039      46,976,650
    Unrealized gain (loss) on open contracts                           112,038       2,557,319

                                                                    43,446,077      49,533,969

  Receivable for units sold                                            775,665         618,077
  Interest receivable                                                   68,305          70,569
  Prepaid initial organization and offering costs                       22,029          55,072

Total Assets                                                        44,312,076      50,277,687

Liabilities and Unitholders' Capital
Liabilities:
  Accrued commissions on open contracts due to CIS                     232,870         265,856
  Accrued management fees                                               72,508          82,703
  Accrued incentive fees                                                     0               0
  Accrued operating expenses                                            52,694          60,000
  Accrued offering expenses                                             17,996          20,526
  Redemptions payable                                                  764,599         313,509

Total liabilities                                                    1,140,665         742,594

Unitholders' capital:
  Beneficial owners ( 436,951.05 and 438,008.69 units outstanding at
    March 31, 2002 and December 31, 2001, respectively)             42,610,248      48,892,753
  Managing owner (5,754.50 units outstanding at
    March 31, 2002 and December 31, 2001)                              561,163         642,340

Total unitholders' capital                                          43,171,411      49,535,093

Total liabilities and unitholders' capital                         $44,312,076     $50,277,687

Net Asset Value per Unit                                                $97.52         $111.63

See accompanying notes to financial statements.

                                                        JWH GLOBAL TRUST
                                                    STATEMENTS OF OPERATIONS
                                                           UNAUDITED

                                                                   Jan 1, 2002    Jan 1, 2002    Jan 1, 2001     Jan 1, 2001
                                                                     through        through        through         through
                                                                   Mar 31, 2002   Mar 31, 2002   Mar 31, 2001    Mar 31, 2001

Revenues:
  Gain (loss) on trading of commodity contracts:
    Realized gain (loss) on closed positions                       ($2,866,784)   ($2,866,784)   $10,968,402    $10,968,402
    Change in unrealized gain (loss) on open positions              (2,445,281)    (2,445,281)    (4,550,721)    (4,550,721)
  Interest Income                                                      193,384        193,384        563,889        563,889
  Foreign currency transaction gain (loss)                             (30,378)       (30,378)       112,555        112,555

Total revenues                                                      (5,149,059)    (5,149,059)     7,094,125      7,094,125

Expenses:
  Commission paid to CIS                                              $745,397       $745,397       $828,612       $828,612
  Exchange, clearing and NFA fees                                        4,985          4,985          6,416          6,416
  Management fees                                                      231,226        231,226        257,364        257,364
  Incentive fees                                                             0              0        990,171        990,171
  Amortization of prepaid initial organization and offering costs       33,043         33,043         33,043         33,043
  Ongoing organization and offering expenses                            57,384         57,384         63,456         63,456
  Operating expenses                                                    14,882         14,882         15,000         15,000

Total expenses                                                       1,086,917      1,086,917      2,194,062      2,194,062

Net profit (loss)                                                  ($6,235,975)   ($6,235,975)    $4,900,063     $4,900,063

Profit (loss) per unit of beneficial ownership interest                ($14.11)       ($14.11)        $11.68         $11.68
Profit (loss) per unit of managing ownership interest                  ($14.11)       ($14.11)        $11.68         $11.68

See accompanying notes to financial statements.

                                                       JWH GLOBAL TRUST
                                         STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                                          From January 1, 2002 through March 31, 2002
                                                           UNAUDITED

                                                                          Beneficial       Managing
                                                          Units*            Owners          Owner            Total

Unitholders' capital at January 1, 2002                438,008.69       $48,892,753       $642,340        $49,535,093

Net profit (loss)                                                        (6,154,798)       (81,177)        (6,235,975)

Unitholders' contributions                              17,137.84         1,745,995              0          1,745,995

Unitholders' redemptions                               (18,195.48)       (1,873,703)             0         (1,873,703)

Unitholders' capital at March 31, 2002                 436,951.05       $42,610,248       $561,163        $43,171,411

Net asset value per unit January 1, 2002                                     111.63         111.63

Net profit (loss) per unit                                                   (14.11)        (14.11)

Net asset value per unit March 31, 2002                                      $97.52         $97.52

*Units of Beneficial Ownership.

See accompanying notes to financial statements.

                              JWH GLOBAL TRUST
                        NOTES TO FINANCIAL STATEMENTS
                               March 31, 2002

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

        Units of  beneficial  ownership  of the Trust  commenced  selling  on
        April 3,  1997 and trading began on June 2, 1997.  The initial amount offered for investment was $50,000,000.  On  September 26,  1997, the
        Trust registered an additional  $155,000,000  for further  investment
        and  continued   the  offering.   By  March  31,  2002,  a  total  of
        1,144,768.25  units  representing  an investment for  $120,658,199 of
        beneficial   ownership   interest  had  been  sold  in  the  combined
        offerings.  In addition,  during the  offerings,  the Managing  Owner
        purchased  a  total  of   8,602.73   units,   representing   a  total
        investment  of  $885,058.  See the JWH Global  Trust  prospectus  for further details of the offering.

        The Trust will be  terminated  on  December 31,  2026, if none of the following  occur prior to that date:  (1)  beneficial  owners holding more than 50% of the  outstanding  units notify the Managing Owner to dissolve the Trust as of a specific date; (2)  disassociation  of the
        Managing  Owner with the Trust;  (3)  bankruptcy of the Trust;  (4) a decrease in the Net Asset Value  (NAV) to less than  $2,500,000;  (5)
        a  decline  in the NAV per unit to $50 or less;  (6)  dissolution  of the  Trust;  or (7) any event that  would  make it  unlawful  for the existence  of the Trust to be  continued  or require  dissolution  of the Trust.

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

        The Trust  earns  interest on its assets on deposit at the Brokers at
        100% of the 91-day  Treasury  bill rate for deposits  denominated  in
        US  dollars,  and at the rates  agreed  between the Trust and CIS and
        CISFS for deposits denominated in other currencies.

        Redemptions

        A  beneficial  owner  may  cause any or all of his or her units to be redeemed  by the Trust  effective  as of the last  trading day of any month of the Trust  based on the NAV per unit on five  days'  written notice  to the  Managing  Owner.  Payment  will  be made  within  ten
        business  days  of  the  effective  date  of  the   redemption.   Any
        redemption  made during the first 11 months of  investment is subject to a 3% redemption  penalty.  Any  redemption  made in the 12th month of  investment  or later  will not be  subject  to any  penalty.  The
        Trust's  Amended and  Restated  Declaration  and  Agreement  of Trust
        contains a full description of redemption and distribution policies.

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

        Certain  large  investors  are eligible for a "Special  Brokerage Fee
        Rate"  of 5% per  year.  As of March  31,  2002,  there  were no such eligible investors in the Trust.

        Foreign Currency Transactions

        Trading  accounts in foreign currency  denominations  are susceptible to both  movements  in the  underlying  contract  markets  as well as fluctuation  in currency  rates.  Translation  of foreign  currencies into US dollars for closed  positions  are  translated  at an average exchange rate for the year,  while  year-end  balances are translated at the year-end  currency  rates.  The impact of the  translation  is reflected in the statements of operations.

        Use of Estimates

        The  preparation  of  financial  statements  are in  conformity  with accounting  principles  generally  accepted  in the United  States of
        America which requires  management to make estimates and  assumptions that  affect  the  reported  amounts of assets  and  liabilities  and disclosure of contingent  assets and  liabilities  at the date of the financial  statements  and  the  reported  amounts  of  revenues  and expenses  during the reporting  period.  Actual  results could differ from those estimates.

(3)     Fees

        Management  fees are accrued  and paid  monthly,  incentive  fees are accrued  monthly  and  paid  quarterly.  Trading  decisions  for  the period of these  financial  statements  were made by John W.  Henry &
        Company,  Inc. (JWH)  utilizing  three of its trading  programs,  the
        JWH  GlobalAnalytics(R)Family of Programs,  the  Financial and Metals
        Portfolio, and the G-7 Currency Portfolio.

        Under  signed  agreement,  JWH received a monthly  management  fee of
        1/12 of 2% of the month-end  net assets after  deduction of a portion of the  Brokerage  Fee at an annual rate of 1.25% of month-end  Trust asset but  before  deduction  of any  management  fees,  redemptions, distributions,  or  incentive  fee  accrued  or  payable  as  of  the relevant month end.

(4)     Income Taxes

        No  provision  for  Federal   income  taxes  has  been  made  in  the
        accompanying   financial  statements  as  each  beneficial  owner  is
        responsible  for reporting  income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally,  for both  Federal and state tax purposes,  trusts,  such as the JWH Global  Trust,  are treated as  partnerships.  The Trust is responsible  for the Illinois
        State  Partnership  Information  and  Replacement  Tax  based  on the operating  results  of the  Trust.  Such tax  amounted  to $0 for the quarters  ended  March 31, 2002 and March 31,  2001,  and is included in operating expenses in the statement of operations.

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

        Net trading results from  derivatives for the quarter ended March 31,
        2002 and 2001,  are  reflected  in the  statement of  operations  and equal gains  (losses) from trading less brokerage  commissions.  Such trading  results  reflect  the net  gain  arising  from  the  Trust's speculative trading of futures contracts, and forward contracts.

        The  notional  amounts  of open  contracts  at  March  31,  2002,  as disclosed  in the  Schedule  of  Investments,  do not  represent  the
        Trust's  risk of loss due to  market  and  credit  risk,  but  rather represent the Trust's  extent of  involvement  in  derivatives at the date of the statement of financial condition.

(6)     Financial Statement Preparation

        The  interim  financial  statements  are  unaudited  but  reflect all adjustments  that are, in the opinion of management,  necessary for a fair  statement  of the results for the  interim  periods  presented.
        These  adjustments  consist  primarily of normal recurring  accruals.
        These  interim  financial  statements  should be read in  conjunction with the  audited  financial  statements  of the  Trust  for the year ended  December 31, 2001, as filed with the  Securities  and Exchange
        Commission  on March 29, 2002,  as part of its Annual  Report on Form
        10-K.

        The results of  operations  for interim  periods are not  necessarily indicative  of the  operating  results to be expected  for the fiscal year.

(7)     Financial Highlights

        The following financial  highlights show the Partnership's  financial performance  for the period  ended March 31,  2002.  Total  return is
        calculated  as  the  change  is  a  theoretical   beneficial  owner's
        investment over the entire period.  Total return is calculated  based on the aggregate return of the Partnership taken as a whole.

       Total return                                          (12.64)%

       Ratio to average net assets:
           Net loss                                          (13.51)%

           Expenses:
             Expenses                                          2.36
             Incentive fees                                    0.00

                     Total expenses                            2.36%

        The net investment income and operating  expenses ratios are computed based upon the weighted  average net assets for the  Partnership  for the period  ended March 31,  2002.  Ratios do not  reflect  income or expenses related to investment in other commodity pools.

                                               JWH GLOBAL TRUST
                                            Schedule of Investments
                                                 March 31, 2002

                                                    Number of       Principal           Value (OTE)
                                                    contracts       (notional)
Long positions
Futures positions (0.57%)
Agriculture                                            209      $    3,258,554               55,016
Energy                                                 184           4,570,950              169,970
Interest rates                                          33          34,327,207              126,441
Metals                                                 298           9,637,251               52,789
Indices                                                 76           5,817,624             (159,665)
                                                                    57,611,586              244,551
Forward positions (0.41%)
Currencies                                              31         176,569,305              178,849
     Total long positions                                         $234,180,891              423,400

Short positions
Futures positions (1.62%)
Agriculture                                            128      $    1,147,647                1,744
Energy                                                   0                   0                    0
Interest rates                                       2,242         287,891,638              741,424
Metals                                                  95           3,440,031              (42,528)
Indices                                                  0                   0                    0
                                                                   292,479,316              700,640
Forward positions (-2.34%)
Currencies                                              18         177,402,457           (1,012,002)
     Total short positions                                      $  469,881,773             (311,362)

Total open contracts (0.26%)                                                         $      112,038
Cash on deposit with brokers (100.38%)                                                   43,334,039
Other assets in excess of liabilities (-0.64%)                                             (274,666)
Net assets (100%)                                                                    $   43,171,411

Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operation

Fiscal Quarter Ended March 31, 2002

The  Trust  recorded  a loss of  6,235,975  or  $14.11  per unit in the first quarter  of  2002.  As of March  31,  the  Trust  has lost  2.48%  since  its inception in June 1997.

All three months of the quarter were  unprofitable  for Trust  investors.  On
March 31, 2002,  JWH was managing 100% of the Trust's  assets.  Approximately
30% of the assets were allocated to each of the JWH  GlobalAnalytics(R)Family of  Programs  and  the  G-7  Currency  Portfolio.  Approximately  40%  of the
Trust's assets were allocated to JWH's Financial and Metals Portfolio.

In January,  performance  was  positive in the  currency  and energy  sectors while  interest  rate,  metal,  stock  index  and  commodity  markets  posted losses.  The most  significant  gains came from the currency sector where the
Japanese  Yen  continued  to  lose  value.   This  was  beneficial  to  Trust
investors  because the short Yen position  was the largest in the  portfolio.
Trading in all other  currency  markets was negative.  The Enron news created a "flight to  quality"  situation  which led to higher US and  European  bond prices.  These news items and others  ceased the  selling  activity in global bonds and caused  losses in the Trust's  interest  rate long  positions.  The energy  sector  posted a very small gain as short  positions  in natural  gas exceeded  losses taken in all other energy  markets.  Precious metals rallied sharply for the first time in months.  Initially  this was  negative  for the
Trust.  However,  by  month  end,  a long  position  was  taken  and the loss absorbed  earlier in the month was lessened.  Overall,  the Trust  recorded a loss of $793,776 or $1.79 per unit in January.

During  February,  fluctuating  price  patterns  continued  which  led  to  a difficult  month for the Trust.  The key element in the  Trust's  performance was the  trend  reversals  in the  Japanese  financial  markets.  The  Nikkei
(stock index),  Japanese  government bonds and the Yen accounted for over one half of the  losses in the  portfolio.  Losses in the  currency  sector  also occurred  in the British  pound,  Swiss  franc and Euro.  As earlier  stated, trading in Japanese  government  bonds was  negative as was trading in US and
Euro  denominated  bond  markets.  Performance  in the energy sector was also unprofitable.  Short  positions  in  crude  oil,  natural  gas  and  gasoline suffered as prices rose.  Gold prices  continued to rise,  which  allowed the metal sector to be positive in February.

During  late  February,  CIS  Securities,  Inc.  replaced  CIS as JWH  Global
Trust's Lead Selling  Agent.  This change will not have a material  effect on the business of the Trust.  The Trust  recorded a loss of $2,702,058 or $6.13 per Unit in February.

March was another  disappointing month.  Positive returns from the energy and interest  rate sectors  were  overpowered  by losses in the currency  sector, specifically  in the Yen where  Japanese  corporations  spurred a rally  when they actively repatriated Yen for year-end accounting  purposes.  This proved to be  detrimental  for the  Trust's  short  Yen  position.  The  balance  of
interest  rate  trading  amounted  to  additional   losses.  The  energy  and
interest rate sectors each posted gains.  Profits  accrued in short positions in Euro  denominated  markets  outweighed  losses in Japanese  bond  markets.
Nearly all markets in the metals sector were  positive.  However,  gains were small  due to small  position  sizes  and  small  price  changes.  The  Trust recorded a loss of $2,740,141 or $6.19 per unit in March.

During the quarter there were 17,137.84  units sold to the Beneficial  Owners for an  investment  of  $1,745,995.  Beneficial  Owners  redeemed  a total of
18,195.48  units during the quarter.  The Managing  Owner redeemed a total of
0 units during the quarter.  At the end of the quarter there were  436,951.05
units   outstanding  owned  by  the  Beneficial  Owners  and  5,754.50  units outstanding owned by the Managing Owner.

During the fiscal  quarter  ending March 31, 2002,  the Trust had no material credit exposure to a counter-party  which is a foreign commodity  exchange or to any counter parties dealing in over the counter contracts.

Fiscal Quarter Ended March 31, 2001

The Trust  recorded  a gain of  $4,900,063  or  $11.68  per unit in the first quarter  of  2001.  As of  March  31,  the  Trust  has  gained  26.27%  since inception.

All three  months of the quarter  were  profitable  for Trust  investors.  On
March 31, 2001,  JWH was managing 100% of the Trust's  assets.  Approximately
30% of the assets were allocated to each of the JWH  GlobalAnalytics(R)Family of Programs and the G-7  Portfolio.  Approximately  40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

In early  January,  the  interest  rate and  currency  sectors  continued  to accrue  profits  as they  had in the  fourth  quarter  of 2000.  However,  by
midmonth,   these  markets  began  to  consolidate  and  move  against  their long-term  trends.  The  single  most  profitable  position  in  the  Trust's portfolio  was short  Japanese  yen.  Long  positions  in the Euro and the US dollar  against  the Yen  offset  losses in other  currency  markets.  In the interest rate sector,  the Trust's long bond  positions in various  countries around the world remained the  cornerstone of the portfolio.  Smaller profits were produced in almost every  geographic area with European  markets leading the way.  Crude  and  heating  oil  prices  bounced  about  in a  featureless pattern.  The metal  sector  showed  signs of breaking  out of its  prolonged down  trend as  silver,  copper  and  aluminum  rallied  sharply.  The  Trust recorded a gain of $853,853 or $1.95 per unit in January.

During  February,  the Bank of Japan once again  adopted a policy of reducing interest  rates as  Japan's  economic  recovery  stalled.  This  allowed  the
Trust's long  positions  in Japanese  bonds to greatly  appreciate  in value.
Smaller gains were made in long  positions in U.S.,  German,  Great  Britain,
and  Australian   interest   rates.   Trading  in  European   currencies  was
negative.  Both the Euro and Swiss franc traded in erratic  patterns for much of the month,  which more than offset the gains made in the Yen.  OPEC agreed to cut  output  by 1.5  million  barrels  a day in order to  support  prices.
However,  the slowing of global economies  counteracted this decrease leading to an  unprofitable  trading  environment  for the  Trust.  By the end of the month,  the Trust all but  exited  the energy  sector.  The Trust  recorded a gain of $43,430 or $0.11 per unit in February.

In March,  the Trust  continued  its  positive  performance.  Despite a trend interruption  late in the month,  trading  in the  interest  rate  sector was positive  in March  with some  geographic  areas  dramatically  outperforming others.  The Bank of Japan's  decision to  stimulate  Japan's  economy at all costs  hastened  the decline of  Japanese  interest  rates which  allowed the
Trust's  long  Japanese  bond  positions  to be the  most  profitable  in the portfolio.  Gloomy  growth  outlooks  for Europe and Great  Britain  directed interest  rates  lower  which  was  profitable  for  the  Trust.  Conversely, trading in U.S. interest rates was negative.  The currency sector,  which had been up dramatically  since September,  continued its stellar  performance in
March.  The unyielding  strength of the US dollar versus the Japanese yen was the cornerstone of the sector's  performance.  The Yen lost  approximately 8%
to the US dollar in March and approximately  17% since September.  Gains also accrued in long US dollar  positions  against the Swiss franc and  Australian dollar.  Trading in the US dollar versus the Euro was slightly  negative.  As had been  the  case for  several  months,  position  sizes in the  commodity, metal,  energy and stock index  sectors were quite small due to lack of price trends.  The  Trust  recorded  a gain of  $4,002,780  or  $9.62  per  unit in
March.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change with respect to market risk  since the "Quantitative and Qualitative Disclosures About Market Risk" was
         made in the Form 10-K of the Trust dated December 31, 2001.

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

Date:  May 8, 2002
By:    CIS Investments, Inc.,
       its Managing Owner

By:/s/ Shaun D. O'Brien
       Shaun D. O'Brien
       Vice President, CFO and Treasurer

(Duly  authorized  officer of the Managing Owner and the Principal  Financial
Officer of the Managing Owner)