Form 10-Q
period 2002-06-30
JWH GLOBAL TRUST
filed 2002-08-15
CIK 1027099

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

                Quarterly report pursuant to Section 13 or 15
                 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2002

                      Commission File Number 333-33937

                              JWH GLOBAL TRUST
           (Exact name of registrant as specified in its charter)

               Delaware                             36-4113382
              (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization)  Identification #)

              233 South Wacker Dr., Suite 2300, Chicago, IL 60606
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

Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2002 and the additional time frames as noted:

                                           Fiscal Quarter  Year to Date   Fiscal Year     Fiscal Quarter  Year to Date
                                           Ended 6/30/02   Ended 6/30/02  Ended 12/31/01  Ended 6/30/01   Ended 6/30/01

Statement of Financial Condition                 X                               X

Statement of Operations                          X               X                              X               X

Statement of Changes in Partners' Capital                        X

Notes to Financial Statements                    X

                             JWH GLOBAL TRUST
                    STATEMENTS OF FINANCIAL CONDITION
                                UNAUDITED

                                                                 Jun 30, 2002       Dec 31, 2001

ASSETS
  Equity in commodity trading accounts:
    Cash on deposit with Brokers                                  47,987,287         46,976,650
    Unrealized gain (loss) on open contracts                       8,671,136          2,557,319

                                                                  56,658,423         49,533,969

  Receivable for units sold                                          157,334            618,077
  Interest receivable                                                 63,260             70,569
  Prepaid initial organization and offering costs                          0             55,072
                                                                                           --             ------

Total Assets                                                      56,879,017         50,277,687

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accrued commissions on open contracts due to                       305,237            265,856
   CIS
  Accrued management fees                                             94,440             82,703
  Accrued incentive fees                                           1,015,646                  0
  Accrued operating expenses                                          53,554             60,000
  Accrued offering expenses                                           23,022             20,526
  Redemptions payable                                              1,298,421            313,509

Total liabilities                                                  2,790,320            742,594

Unitholders' capital:
  Beneficial owners ( 416,288.40 and 438,008.69
Units outstanding at June 30, 2002 and
    December 31, 2001, respectively)                              53,351,210         48,892,753
  Managing owner (5,754.50 units outstanding at
    June 30, 2002 and December 31, 2001)                             737,487            642,340

Total unitholders' capital                                        54,088,697         49,535,093

Total liabilities and unitholders' capital                      $ 56,879,017       $ 50,277,687

Net Asset Value per Unit                                             $128.16            $111.63

See accompanying notes to financial statements.

                                        JWH GLOBAL TRUST
                                    STATEMENTS OF OPERATIONS
                                            UNAUDITED

                                                       Apr 1, 2002      Jan 1, 2002       Apr 1, 2001       Jan 1, 2001
                                                         through           through           through           through
                                                       Jun 30, 2002     Jun 30, 2002      Jun 30, 2001      Jun 30, 2001
                                                            ------------     ------------       ------------      ------------

REVENUES

  Gain (loss) on trading of commodity
   contracts:
    Realized gain (loss) on closed                      $6,570,195       $3,703,411       ($1,024,650)       $9,943,752
     positions
    Change in unrealized gain (loss)                     8,559,096        6,113,815        (2,501,982)       (7,052,703)
     on open positions
  Interest Income                                          185,567          378,951           445,804         1,009,693
  Foreign currency transaction gain                        105,271           74,893             1,450           114,005

Total revenues (losses)                                 15,420,129       10,271,071        (3,079,378)        4,014,747

EXPENSES

  Commission paid to CIS                                  $790,050       $1,535,447          $805,021        $1,633,633
  Exchange, clearing and NFA fees                            3,928            8,913             7,521            13,937
  Management fees                                          244,712          475,938           250,433           507,797
  Incentive fees                                         1,015,646        1,015,646                 0           990,171
  Amortization of prepaid initial                           22,029           55,072            33,043            66,086
   organization and offering costs
  Ongoing organization and offering expenses                60,320          117,704            62,154           125,610
  Operating expenses                                        15,000           29,882            15,000            30,000

Total expenses                                           2,151,685        3,238,602         1,173,172         3,367,234

Net profit (loss)                                      $13,268,444       $7,032,469       ($4,252,550)         $647,513

Profit (loss) per unit of beneficial ownership interest     $30.64           $16.53           ($10.11)            $1.57
Profit (loss) per unit of managing ownership interest       $30.64           $16.53           ($10.11)            $1.57

See accompanying notes to financial statements.

                                                         JWH GLOBAL TRUST
                                           STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
                                            From January 1, 2002 through June 30, 2002
                                                             UNAUDITED

                                                                    Beneficial     Managing
                                                     Units*             Owners        Owner            Total

Unitholders' capital at January 1, 2002         438,008.69        $48,892,753      $642,340     $49,535,093

Net profit (loss)                                                   6,937,321        95,147       7,032,469

Unitholders' contributions                       24,980.72          2,580,588             0       2,580,588

Unitholders' redemptions                        (46,701.01)        (5,059,454)            0      (5,059,454)

Unitholders' capital at June 30, 2002           416,288.40        $53,351,210      $737,487     $54,088,697

Net asset value per unit January 1, 2002                               111.63        111.63

Net profit (loss) per unit                                              16.53         16.53

Net asset value per unit June 30, 2002                                $128.16       $128.16

* Units of Beneficial Ownership.

See accompanying notes to financial statements.

                              JWH GLOBAL TRUST
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002

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
By June 30, 2002, a total of  1,229,134.02  units  representing an investment for  $130,061,192  of  beneficial  ownership  interest  had been  sold in the combined  offerings.  In addition,  during the offerings,  the Managing Owner purchased a total of  8,602.73  units,  representing  a total  investment  of
$885,058.  See the JWH Global  Trust  prospectus  for further  details of the offering.

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

Certain large  investors  are eligible for a "Special  Brokerage Fee Rate" of
5% per year. As of June 30, 2002,  there were no such  eligible  investors in the Trust.

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

(4) Income Taxes

No  provision  for  Federal  income  taxes has been made in the  accompanying financial  statements as each  beneficial  owner is responsible for reporting income  (loss)  based on the pro rata  share of the  profits or losses of the
Trust.  Generally,  for both Federal and state tax purposes,  trusts, such as the JWH Global Trust, are treated as  partnerships.  The Trust is responsible for the Illinois State  Partnership  Information and Replacement Tax based on the  operating  results  of the  Trust.  Such  tax  amounted  to $0  for  the quarters  ended  June  30,  2002  and  June  30,  2001,  and is  included  in operating expenses in the statement of operations.

(5) Financial Instruments with Off-balance Sheet Risk

The  Trust  was  formed  to  speculatively  trade  commodity  interests.  The
Trust's commodity  interest  transactions and its related cash balance are on deposit  with the  Brokers at all  times.  In the event  that  volatility  of trading  of  other  customers  of the  Brokers  impairs  the  ability  of the
Brokers to satisfy the  obligations to the Trust,  the Trust would be exposed to  off-balance  sheet risk.  Such risk is defined in  Statement of Financial
Accounting  Standards  No. 105  (SFAS 105) as a credit risk. To mitigate this risk,  the  Clearing  Broker,  pursuant  to the  mandates  of  the  Commodity
Exchange Act, is required to maintain funds  deposited by customers  relating to futures  contracts  in regulated  commodities  in separate  bank  accounts which are  designated as segregated  customers'  accounts.  In addition,  the
Clearing  Broker has set aside  funds  deposited  by  customers  relating  to foreign  futures and options in separate bank  accounts  that are  designated as  customer-secured  accounts.  Lastly,  the Clearing  Broker is required to maintain a minimum  net  capital at least  equal to 4% of the funds  required to be segregated  pursuant to the Commodity  Exchange Act, subject to certain
adjustments   permitted  by  such  Act.  The  Clearing  Broker  and  Forwards
Currency  Broker  both  have  controls  in  place  to make  certain  that all customers  maintain  adequate margin deposits for the positions in which they maintain at each Broker.  Such  procedures  should protect the Trust from the off-balance  sheet risk as mentioned  earlier.  Neither the  Clearing  Broker nor the  Forwards  Currency  Broker  engage in  proprietary  trading and thus neither has any direct market exposure.

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

The average  fair value of commodity  interests  was  $3,339,021.85  from the period  of  January 1 to June 30 of 2002.  The net  gains or  losses  arising from the trading of commodity  interests  are  presented in the  statement of operations.

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

At June 30, 2002,  the cash  requirement  of the  commodity  interests of the
Trust was  $8,033,068.59.  This cash  requirement  was met by  $30,703,055.33
held  in  segregated   funds,   $6,761,683.99   held  in  secured  funds  and
$19,193,324  held in  nonregulated  funds.  At June  30,  2002,  cash  was on deposit with the Brokers that exceeded the cash requirement amount.

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

(7) Financial Highlights

The following  financial  highlights show the Trust's  financial  performance for the  period  ended  June 30,  2002.  Total  return is  calculated  as the change  in a  theoretical  beneficial  owner's  investment  over  the  entire period.  Total  return is  calculated  based on the  aggregate  return of the
Trust taken as a whole.

       Total return                         14.81%

       Ratio to average net assets:
           Net loss                         15.15%

           Expenses:
             Expenses                        4.79
             Incentive fees                  2.19

                     Total expenses          6.98%

The net investment  income and operating  expenses  ratios are computed based upon the  weighted  average  net assets  for the Trust for the  period  ended
June 30, 2002.

                                                   JWH GLOBAL TRUST
                                               Schedule of Investments
                                                    June 30, 2002

                                         Number of            Principal          Value (OTE)
                                         Contracts           (notional)
Long positions
Futures positions (3.45%)
Agriculture                                   352         $  5,610,416              276,617
Energy                                         48            1,254,960                5,240
Interest rates                              2,173          318,636,178            1,726,388
Metals                                        385           12,543,890            (144,540)
Indices                                         0                    0                    0
                                                           338,045,444            1,863,705
Forward positions (18.81%)
Currencies                                                   6,379,765              (48,125)
Australian Dollar                                            3,581,622              (27,018)
Australian Dollar                                               55,963                  118
Australian Dollar                                           14,451,240              705,083
Swiss Franc                                                  6,124,428              272,744
European Euro                                                8,100,049              360,725
European Euro                                               21,114,458              940,305
European Euro                                               23,418,730              875,136
British Pound                                                4,371,496              105,499
British Pound                                                  492,365                 (675)
British Pound                                               16,163,831              592,295
Japanese Yen                                                 4,382,066              173,927
Japanese Yen                                                    45,208                1,564
Japanese Yen                                                 4,597,437                4,945
Japanese Yen                                                   296,289                  465
Japanese Yen                                                   162,611                 (199)
Japanese Yen                                                   491,247               (1,793)
Canadian Dollar                                              9,667,964              471,704
Swiss Franc                                                  9,186,641              409,116
European Euro                                               29,733,108            1,324,127
European Euro                                               13,137,885              585,079
European Euro                                               14,619,601              651,065
European Euro                                               15,353,548              573,748
British Pound                                                6,701,945              161,741
British Pound                                                1,674,039               (2,297)
British Pound                                               18,210,130              667,278
Japanese Yen                                                 6,718,150              266,648
Japanese Yen                                                    69,309                2,397
Japanese Yen                                                   888,868                1,396
Japanese Yen                                                 5,746,692              280,384
Swiss Franc                                                  1,014,122                2,918
Swiss Franc                                                  4,939,055              219,955
European Euro                                                  987,811                1,731
European Euro                                                5,331,093              199,218
British Pound                                                  761,585                  275
British Pound                                               10,915,834              399,991
Japanese Yen                                                 1,259,520                3,101
Japanese Yen                                               271,145,705           10,174,571

     Total long positions                                $ 609,191,149           12,038,276

Short positions
Futures positions (-0.11%)
Agriculture                                   112        $     767,763                1,830
Energy                                         24              504,000              (29,400)
Interest rates                                  0                    0                    0
Metals                                        245            8,573,819             (131,840)
Indices                                       213           12,346,078               99,118
                                                            22,191,660              (60,292)
Forward positions (-6.11%)
Currencies                                                   4,588,954                3,538
Australian Dollar                                              335,777                 (707)
Australian Dollar                                              929,612               (2,675)
Swiss Franc                                                    493,905                 (865)
European Euro                                                  296,343                 (519)
European Euro                                                1,234,764               (2,164)
European Euro                                                8,031,687             (292,364)
British Pound                                                4,371,496             (163,359)
British Pound                                                1,523,169                 (549)
British Pound                                                3,750,855             (142,216)
Japanese Yen                                                 6,082,263             (230,580)
Japanese Yen                                                 4,427,274             (161,277)
Japanese Yen                                                 1,049,599               (2,584)
Japanese Yen                                                    56,114                 (269)
Japanese Yen                                                 8,955,426             (177,903)
Canadian Dollar                                                540,865               (1,556)
Swiss Franc                                                  1,679,279               (2,943)
European Euro                                                  889,030               (1,558)
European Euro                                                  691,468               (1,212)
European Euro                                                  493,905                 (865)
European Euro                                               29,482,170           (1,073,190)
British Pound                                                6,701,946             (250,445)
British Pound                                                  883,438                 (319)
British Pound                                               14,518,951             (550,416)
Japanese Yen                                                 6,787,459             (247,254)
Japanese Yen                                                 1,054,638               (2,597)
Japanese Yen                                               109,850,387           (3,306,848)

     Total short positions                               $ 132,042,047           (3,367,140)

Total open contracts (16.03%)                                                  $  8,671,136
Cash on deposit with brokers (88.72%)                                            47,987,287
Other assets in excess of liabilities (-4.75%)                                   (2,569,726)
Net assets (100%)                                                              $ 54,088,697

Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operation

Fiscal Quarter Ended June 30, 2002

The  Trust  posted a gain of  $13,268,444  or $30.64  per unit in the  second quarter  of  2002.  As of June 30,  2002 the  Trust  has  made  28.16%  since inception.

The Trust was up  substantially  in the quarter.  On June 30,  2002,  the JWH was  managing  100% of the Trust's  assets.  Approximately  30% of the assets were  allocated  to each of the JWH  GlobalAnalytics(R)Family of Programs and the G-7  Currency  Portfolio.  Approximately  40% of the Trust's  assets were allocated to JWH's Financial and Metals Portfolio.

The  Trust  began the  quarter  with  slightly  lower  performance  in April.
Weakness in the U.S dollar  provided  strong results in the currency  sector.
Profits  were  accrued in short Dollar  positions  against the Japanese  yen,
Swiss franc,  British  pound and Euro.  The long Dollar,  short Euro position was the  Trust's  most  profitable  position  in  April.  Performance  in the interest rate sector was very  disappointing.  Short  positions in Dollar and
Euro  denominated  bond  markets  were closed out as losses.  Our  profitable long  position in the  Japanese  government  bond  market  offset most of the other losses  incurred by interest rate  trading.  Turmoil in the Middle East lifted the energy market  higher,  providing  small gains.  The metals sector was  slightly  lower as gains in gold  could not  offset  losses  in  copper, silver and  aluminum.  Overall,  the Trust  recorded a small loss of $129,119 or $0.29 per unit in April.

The  currency  sector paved the way for strong  performance  in May. The U.S.
dollar  continued to weaken against most major  currencies;  most notably the
Euro,  the  Japanese  yen and the  Swiss  franc,  providing  strong  profits.
Trends in the  currency  markets  were  aided by the U.S.  Treasury's  "stand aside"  approach  on the  dollar  policy  and  the  Bank  of  Japan's  failed intervention  attempts.  The  Australian  dollar  continued  to  rise  as the currency  linked  to  physical  commodities,  due to  expectations  of higher global  inflation.  The Trust's long Euro versus short  Japanese yen position was also profitable.  The stock index sector  registered  modest gains during
May,  primarily  due to the German  DAX.  The  steepening  U.S.  yield  curve allowed  long  positions  in the two,  five  and  ten-year  bonds  to  accrue profits.  However,  performance  in the 30-year bond  contract was  negative.
The Japanese  government  bond  provided  the largest  profit in the interest
rate  sector  as  it  continued  to  climb.   Losses  were  absorbed  in  the
Australian  and European  interest rate  markets.  The metals sector was also positive  for the month.  Profits  in long gold  positions  more than  offset losses in industrial  and base metals.  All in all, the Trust recorded a gain of $3,756,934 or $8.56 per unit in May.

The JWH Global Trust  followed  May's gain with an extremely  positive  June.
The  economic  drivers  that  fueled  the  strong   performance   included  a
confluence  of  events  influencing  the  currency  sector,   which  was  the
strongest  performing  sector  due to the recent  weakness  of the Dollar for the  year-to-date.  The Euro has now gained  approximately  15% on the Dollar
for  the  year-to-date.   Investors  selling  U.S.  stocks  due  to  fear  of
additional  accounting  abnormalities  puts pressure on stocks as well as the
Dollar.  Much of the  proceeds  of  these  sales  appear  to be  moving  into non-Dollar  investments  along with  global  bonds and gold.  The global bond market  rallied  as a result of money  coming  from sales of  equities.  This
"flight to  quality"  helped the  Trust's  long  positions  in the  European,
Japanese and U.S.  bond markets to  appreciate  throughout  the month.  Short positions  in  the  world's  stock  markets  via  stock  index  futures  were positive  contributors  in June.  Corn and  soybeans  prices  gained over 15%
since  lows  were  made  in May.  For  June,  the  Trust  recorded  a gain of
$9,640,629 or $22.37 per unit.

During the quarter there were 7,842.88  units sold to the  beneficial  owners for an  investment  of  $834,593.  Beneficial  Owners  redeemed  a  total  of
28,505.53  units during the quarter.  The Managing  Owner redeemed a total of
0 units during the quarter.  At the end of the quarter there were  416,288.40
units   outstanding  owned  by  the  beneficial  owners  and  5,754.50  units outstanding owned by the Managing Owner.

During the fiscal  quarter  ending June 30,  2002,  the Trust had no material credit exposure to a counter-party  which is a foreign commodity  exchange or to any counter parties dealing in over the counter contracts.

Fiscal Quarter Ended June 30, 2001

The Trust  recorded  a loss of  $4,252,550  or $10.11  per unit in the second quarter of 2001. As of June 30, the Trust had gained 16.16% since inception.

On  June  30,  2001,  the  JWH  was  managing  100%  of the  Trust's  assets.
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
Trading in all other  currency  markets was negative.  The Enron news created a "flight to quality"  situation  which led to higher U.S. and European  bond prices.  These news items and others  ceased the  selling  activity in global bonds and caused  losses in the Trust's  interest  rate long  positions.  The energy  sector  posted a very small gain as short  positions  in natural  gas exceeded  losses taken in all other energy  markets.  Precious metals rallied sharply for the first time in months.  Initially  this was  negative  for the
Trust.  However,  by  month  end,  a long  position  was  taken  and the loss absorbed  earlier in the month was lessened.  Overall,  the Trust  recorded a loss of $793,776 or $1.79 per unit in January.

During  February,  fluctuating  price  patterns  continued  which  led  to  a difficult  month for the Trust.  The key element in the  Trust's  performance was the  trend  reversals  in the  Japanese  financial  markets.  The  Nikkei
(stock index),  Japanese  government bonds and the Yen accounted for over one half of the  losses in the  portfolio.  Losses in the  currency  sector  also occurred  in the British  pound,  Swiss  franc and Euro.  As earlier  stated, trading in  Japanese  government  bonds was  negative  as was trading in U.S.
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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title
18 of the United States Code

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the registrant  has duly  caused  this  report to be signed on its  behalf by the undersigned and thereunto duly authorized.

JWH GLOBAL TRUST

Date:  August 14, 2002
By:    CIS Investments, Inc.,
       its Managing Owner

       By:/s/ Shaun D. O'Brien
                 Shaun D. O'Brien
                 Vice President, CFO and Director

(Duly  authorized  officer of the Managing Owner and the Principal  Financial
Officer of the Managing Owner)

Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title
18 of the United States Code

I, Shaun D. O'Brien,  the Chief Financial  Officer of CIS  Investments,  Inc.
("CISI"),  the Managing Owner of JWH Global Trust (the "Trust"), and I, James
A. Davison,  the President of CISI,  certify that (i) the attached 10-Q fully complies with the  requirements  of Section 13(a) or 15(d) of the  Securities
Exchange  Act of 1934 and  (ii) the  information  contained  in the  attached
10-Q fairly presents,  in all material respects,  the financial condition and results of operations of the Trust.

         James A. Davison
         President
         CIS Investments, Inc.
         August 14, 2002

         Shaun D. O'Brien
         Chief Financial Officer
         CIS Investments, Inc.
         August 14, 2002