Form 10-Q
period 2002-09-30
JWH GLOBAL TRUST
filed 2002-11-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 333-33937

JWH GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Suite 2300
Chicago, IL 60606
(Address of principal executive offices) (Zip Code)

(312) 460-4000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    |X| Yes     |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).   |_| Yes     |X| No

The number of units outstanding, as of September 30, 2002, are 428,002.93.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2002 and the additional time frames as noted:

	Fiscal Quarter Ended 9/30/02	Year to Date Ended 9/30/02	Fiscal Year Ended 12/31/01	Fiscal Quarter Ended 9/30/01	Year to Date Ended 9/30/01

Statement of Financial Condition	X		X

Statement of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION

	Sept. 30, 2002	Dec. 31, 2001
	(unaudited)
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$58,408,986	$46,976,650
Unrealized gain on open contracts	4,177,394	2,557,319

	62,586,380	49,533,969

Receivable for units sold	1,188,031	618,077
Interest receivable	81,148	70,569
Prepaid initial organization and offering costs	0	55,072

Total Assets	$63,855,559	$50,277,687

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$337,333	$265,856
Accrued management fees	104,339	82,703
Accrued incentive fees	1,701,976	0
Accrued operating expenses	41,157	60,000
Accrued offering expenses	25,201	20,526
Redemptions payable	450,855	313,509

Total liabilities	2,660,861	742,594

Unitholders' capital:
Beneficial owners ( 422,248.43 and 438,008.69 units outstanding at September 30, 2002 and December 31, 2001, respectively)	60,371,941	48,892,753
Managing owner (5,754.50 units outstanding at September 30, 2002 and December 31, 2001)	822,757	642,340

Total unitholders' capital	61,194,698	49,535,093

Total liabilities and unitholders' capital	$63,855,559	$50,277,687

Net Asset Value per Unit	$142.98	$111.63

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
(unaudited)

	July 1, 2002 through Sept. 30, 2002	Jan. 1, 2002 through Sept. 30, 2002	July 1, 2001 through Sept. 30, 2001	Jan. 1, 2001 through Sept. 30, 2001
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$13,592,380	$17,295,791	$591,044	$10,534,796
Change in unrealized gain (loss) on open positions	(4,493,742)	1,620,074	670,004	(6,382,699)
Interest Income	229,885	608,836	402,111	1,411,804
Foreign currency transaction gain	18,535	93,428	60,970	174,975

Total revenues	9,347,058	19,618,129	1,724,129	5,738,876

Expenses:
Commission	$971,274	$2,506,721	$795,155	$2,428,788
Exchange, clearing and NFA fees	3,299	12,212	10,567	24,504
Management fees	300,366	776,304	248,332	756,129
Incentive fees	1,725,874	2,741,520	0	990,171
Amortization of prepaid initial organization and offering costs	0	55,072	33,043	99,129
Ongoing organization and offering expenses	73,107	190,811	61,639	187,249
Operating expenses	15,000	44,882	15,000	45,000

Total expenses	3,088,920	6,327,522	1,163,736	4,530,970

Net profit	$6,258,138	$13,290,606	$560,393	$1,207,906

Profit per unit of beneficial ownership interest	$14.82	$31.35	$1.30	$2.87
Profit per unit of managing ownership interest	$14.82	$31.35	$1.30	$2.87
See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2002 through September 30, 2002
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2002	438,008.69	$48,892,753	$642,340	$49,535,093

Net profit		13,110,190	180,417	13,290,607

Unitholders' contributions	45,196.05	5,390,322	0	5,390,322

Unitholders' redemptions	(60,956.31)	(7,021,324)	0	(7,021,324)

Unitholders' capital at September 30, 2002	422,248.43	$60,371,941	$822,757	$61,194,698

Net asset value per unit January 1, 2002		111.63	111.63

Net profit per unit		31.35	31.35

Net asset value per unit September 30, 2002		$142.98	$142.98

* Units of Beneficial Ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By September 30, 2002, a total of 1,249,349.35 units representing an investment for $132,860,918.18 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

(2)  Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust conform to accounting principles generally accepted in the United States of America and to general practices within the commodities industry. The following is a description of the more significant of those policies that the Trust follows in preparing its financial statements.

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

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the NAV per unit on five days’ written notice to the Managing Owner. Payment will be made within ten business days of the effective date of the redemption. Any redemption made during the first 11 months of the investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust’s Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Organizational and Offering Costs

Initial organizational and offering costs advanced to the Trust were amortized over the first 60 months of the Trust’s operations, subject to a maximum monthly payment of 1/60 of 2% of the month-end net assets. Ongoing offering costs, subject to a ceiling of 0.5% of the Trust’s, average month-end net assets, are paid by the Trust and expensed as incurred.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”. These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust’s average month-end assets after reduction of the management fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible both to movements in the underlying contract markets as well as to fluctuation in currency rates. Translation of foreign currencies into U.S. dollars for closed positions are translated at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the statements of operations.

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

Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the Trust’s month-end net assets after deduction of a portion of the Brokerage Fees at an annual rate of 1.25% of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets after the deductions.

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

(4)  Income Taxes

No provisions for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended September 30, 2002 and 2001 and is included in operating expenses in the statement of operations.

(5)  Trading Activities and Related Risks

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

The purchase and sale of futures requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury Bills, deposited with a FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Trust has cash on deposit with an affiliate interbank market maker in connection with its trading of forward contracts. In the event of interbank market maker’s insolvency, recovery of the Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Trust does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counter party non-performance.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the periods ended September 30, 2002 and 2001, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2002, as disclosed in the Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The Beneficial Owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)  Financial Statement Preparation

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 2001, as filed with the Securities and Exchange Commission (SEC) on March 29, 2002, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

(7)  Financial Highlights

The following financial highlights show the Trust’s financial performance for the nine month period ended September 30, 2002. Total return is calculated as the change in the theoretical beneficial owner’s investment over the entire period. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total return	28.08%

Ratio to average net assets:
Net Income	26.64%

Expenses:
Expenses	7.19%
Incentive fees	5.50%
Total expenses	12.69%

The net investment income and operating expenses ratios are computed based upon the weighted average net assets for the Trust for the nine month period ended September 30, 2002.

JWH GLOBAL TRUST
Schedule of Investments

September 30, 2002

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (6.44%)
Agriculture	287	3,803,449	$257,944
Energy	185	5,395,160	102,317
Interest Rates
ERX E BUND	354	39,374,787	821,609
CBT T-BOND	128	456,320	690,968
CBT 10Y TN	125	450,352	571,727
CBT 5YR TN	52	185,396	192,156
SFE BILLS	33	1,702,596	8,622
IMM EURDLR	181	44,354,050	231,400
LF S.STRLG	223	42,034,682	157,338
LF EURO SF	72	12,083,310	32,308
LF GILT	64	12,121,206	315,296
ERX E BOBL	165	17,896,891	289,933
SFE 3Y BND	190	9,806,953	70,498
SFE 10Y BD	162	8,332,682	176,160
ERX E SCTZ	100	10,376,039	86,812
TSE YEN BD	42	48,403,293	(54,586)
LIFE EURIB	182	43,604,394	152,785
Metals	308	10,113,576	(160,140)
		310,495,136	3,943,147
Forward positions (0.46%)
Currencies	31	137,275,793	279,522
Total long positions		447,770,929	$4,222,669

Short positions
Futures positions (1.24%)
Agriculture	14	310,940	$(4,590)
Metals	312	10,229,646	208,945
Indices	216	10,054,222	552,319
		20,594,808	756,674

Forward positions (-1.31%)
Currencies	27	125,167,241	(801,948)
Total short positions		145,762,049	$(45,274)

Total open contracts (6.83%)			$4,177,394
Cash on deposit with brokers (95.45%)			58,408,986
Other assets in excess of liabilities (-2.27%)			(1,391,683)
Net assets (100%)			$61,194,698

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended September 30, 2002

The Trust posted a gain of $6,258,138 or $14.82 per unit in the third quarter of 2002. As of September 30, 2002, the Trust has made 42.98% since inception.

The Trust was up throughout the quarter. On September 30, 2002, the JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust began the quarter with strong performance in July despite extreme volatility in all market sectors. Interest rates were the highlight in July. The downward trend in global interest rates accelerated during July. Sizable gains were accrued in short-term interest rates denominated in British pounds and Euros. Long positions in the U.S. 5, 10 and 30 year bonds were also very profitable. The currency sector was slightly negative after having been the star performer in the second quarter. The Dollar’s weakness versus the British pound produced profits but could not offset losses absorbed in Japanese yen and Euro trading. Aided by accounting scandals and decreased consumer confidence, the world’s stock markets plunged, aiding the Trust’s short positions in the German and Japan stock indices. The Trust’s long positions in the metals sector were hurt when gold prices fell sharply but were rewarded when short positions in industrial metals such as copper and aluminum accrued profits. Dry weather triggered fears of a sharply reduced harvest. This aided the Trust’s long positions in the soybean and corn markets. Overall, the Trust recorded a gain of $3,095,470 or $7.33 per unit in July.

Profitable trading in the interest rate sector allowed the Trust to record a positive return in August. Fears of new accounting woes continued to erode consumer confidence in the U.S. and aided a bond market rally. As stocks sold off late in the month, the Trust’s long positions in the 5, 10, and 30 year U.S. bond markets appreciated significantly. Japanese government bond prices rose as well and were extremely profitable for the Trust. Long positions in Euro denominated bonds led the balance of the positive contributions in this sector. Performance in the currency sector continued to slip. The long-term downward trend of the U.S. dollar ceased and, in fact, moved in a slightly negative direction. The biggest loss was taken in the British pound where “choppy” markets created losses in both long and short positions. Speculation on a potential attack on Iraq pushed energy prices higher. Four of the five markets traded in the energy sector were profitable. However, a short position in natural gas was enough to negate much of the other energy markets gains. The stock index and metal sectors had little effect on the Trust’s performance. Overall, the Trust recorded a gain of $610,411 or $1.45 per unit in August.

The Trust posted positive performance for the fifth consecutive month in September. The U.S. economy continued to lead other industrialized nations in a global economic slowdown. Subsequently, interest rates denominated in Euros, British pounds, Australian dollars and most significantly, Japanese yen, continued to fall providing positive returns for the Trust. The most profitable markets in this sector were the US 10-year bond, German bund, and British treasury bill. The currency sector was the poorest performing sector in September. Gains made in long Euro / short Japanese yen positions were more then offset by losses absorbed in U.S. dollar trading. The global slowdown enhanced performance in the stock index sector. Short positions in the U.S., German and Japanese indices prospered. The energy markets were also positive as long positions in crude oil, natural gas and heating oil posted gains. Returns in the metal and agricultural sectors were negligible. Overall, the Trust recorded a gain of $2,552,257 or $6.04 per unit in September.

During the quarter there were 20,215.32 units sold to the beneficial owners for an investment of 2,809,734. Investors redeemed a total of 14,255.30 units during the quarter. At the end of the quarter, there were 422,248.43 units outstanding owned by the beneficial owners and 5,754.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2002, the Trust had no material credit exposure to a counter-party which is a foreign commodity exchange or to any counter parties dealing in over the counter contracts.

Fiscal Quarter ended September 30, 2001

The Trust recorded a gain of $560,393 or $1.30 per unit in the third quarter of 2001. The Trust was up 2.50% for the first three quarters of 2001. As of September 30, 2001, the Trust gained 17.46% since inception.

After being down in July, the Trust was up in August and September. On September 30, 2001, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of JWH’s Global Analytics® Family of Programs and G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

In July, the Trust endured negative performance as unclear economic signals made for erratic financial markets. In the interest rate sector, the Trust made money in the geographic areas. However, losses stemming from concerns about the financing of the growing debt in Japan reversed the long-term upward trend of that market and reduced open trade profits. Currency markets continued to challenge market participants. Long-term trends indicated strength in the U.S. dollar versus all other major currencies. However, in July, some currency markets “bounced” after reaching new lows against the U.S. dollar. This resulted in losses for the Trust’s positions in the industrial metal position. However, long positions in gold reduced this sector’s profitability. The Trust’s exposure in the commodity sector remained very small. Overall, the Trust recorded a loss of $2,119,277 or $4.95 per unit in July.

In August, the Trust enjoyed a positive month due to the continued slowing of the global economy. Reductions in the official lending rates of the United States and Euro denominated markets put downward pressure on interest rates throughout the month. Profits were accrued from various positions ranging from short-term Treasury bills to 30-year bonds. Interest rate trading was profitable in all geographic regions except Japan. The currency sector posted a positive result due to trading in European markets. Long positions in the Euro, Swiss franc, and British pound against the U.S. dollar and Yen were quite profitable. Despite being on the brink of economic disaster, the Yen gained value against the U.S. dollar, which reduced the overall gains of this sector. The Trust amassed small gains in the stock index sector area due to short positions in Japanese, German and British stock index futures. In the energy sector, gains in heating oil were offset by losses in all other energy markets. In metals, a rally in gold reversed abruptly and let to small losses in that sector. Gains in cotton were not enough for the commodity sector to post a gain. Overall, the Trust recorded a gain of $2,014,468 or $4.71 per unit in August.

The Trust stumbled early in September only to rally sharply and close the month positively. The continued economic slowdown coupled with “flight to quality” buying allowed the Trust’s interest rate sector to exhibit strong returns. The stock index sector was a strong positive contributor as global stock markets lost value. However, the currency sector experienced violent swings and ultimately closed lower. At the end of September, the Trust’s largest positions were long interest rates around the globe as well as short U.S. dollar versus the Yen, Euro, and Swiss franc. Slightly smaller positions were held in long gold as well as short British, Japanese and German stock indices.

On Tuesday, September 11, 2001, CIS Investments, Inc and Cargill Investor Services, Inc., the Trust’s Managing Owner and Clearing Broker respectively evacuated their Sears Tower location to operate out of their Disaster Recovery site in suburban Chicago. All daily functions related to the Trust, such as trade processing, accounting and monitoring of trading activity, were performed in a routine manner. On Wednesday, CISI and CIS resumed their normal operations from their Sears Tower location.

The Investment Policy Committee of JWH also met on September 11th in its Boca Raton office to review all of the trading positions on a market by market basis and the “stops” associated with each position. No material changes were made to any positions. The Committee decided to take a day by day approach going forward. The Trust recorded a gain of $665,202 or $1.54 per unit in September.

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

Fiscal Quarter ended June 30, 2002

The Trust posted a gain of $13,268,444 or $30.64 per unit in the second quarter of 2002. As of June 30, 2002, the Trust has made 28.16% since inception.

The Trust was up substantially in the quarter. On June 30, 2002, the JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust began the quarter with slightly lower performance in April. Weakness in the U.S. dollar provided strong results in the currency sector. Profits were accrued in short Dollar positions against the Japanese yen, Swiss franc, British pound and Euro. The long Dollar, short Euro position was the Trust’s most profitable position in April. Performance in the interest rate sector was very disappointing. Short positions in Dollar and Euro denominated bond markets were closed out as losses. Our profitable long position in the Japanese government bond market offset most of the other losses incurred by interest rate trading. Turmoil in the Middle East lifted the energy market higher, providing small gains. The metals sector was slightly lower as gains in gold could not offset losses in copper, silver and aluminum. Overall, the Trust recorded a small loss of $129,119 or $0.29 per unit in April.

The currency sector paved the way for strong performance in May. The U.S. dollar continued to weaken against most major currencies; most notably were the Euro, the Japanese yen and the Swiss franc which provided strong profits. Trends in the currency markets were aided by the U.S. Treasury’s “stand aside” approach on the dollar policy and the Bank of Japan’s failed intervention attempts. The Australian dollar continued to rise as the currency linked to physical commodities, due to expectations of higher global inflation. The Trust’s long Euro versus short Japanese yen position was also profitable. The stock index sector registered modest gains during May, primarily due to the German DAX. The steepening U.S. yield curve allowed long positions in the two, five and ten-year bonds to accrue profits. However, performance in the 30-year bond contract was negative. The Japanese government bond provided the largest profit in the interest rate sector as it continued to climb. Losses were absorbed in the Australian and European interest rate markets. The metals sector was also positive for the month. Profits in long gold positions more than offset losses in industrial and base metals. All in all, the Trust recorded a gain of $3,756,934 or $8.56 per unit in May.

The JWH Global Trust followed May’s gain with an extremely positive June. The economic drivers that fueled the strong performance included a confluence of events influencing the currency sector, which was the strongest performing sector due to the recent weakness of the Dollar. The Euro gained approximately 15% on the Dollar for the year-to-date. Investors selling U.S. stocks due to fear of additional accounting abnormalities puts pressure on stocks as well as the Dollar. Much of the proceeds of these sales appear to be moving into non-Dollar investments along with global bonds and gold. The global bond market rallied as a result of money coming from sales of equities. This “flight to quality” helped the Trust’s long positions in the European, Japanese and U.S. bond markets to appreciate throughout the month. Short positions in the world’s stock markets via stock index futures were positive contributors in June. Corn and soybeans prices gained over 15% since lows were made in May. For June, the Trust recorded a gain of $9,640,629 or $22.37 per unit.

During the quarter there were 7,842.88 units sold to the beneficial owners for an investment of $834,593. Beneficial Owners redeemed a total of 28,505.53 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 416,299.40 units outstanding owned by the beneficial owners and 5,754.50 units outstanding owned by the Managing Owner.

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

On June 30, 2001, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of JWH’s GlobalAnalytics® Family of Programs and G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

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

In June, the Trust suffered losses in interest rate and currency trading primarily due to the uncertainty in the global economy. The interest rate sector experienced negative performance largely due to the volatility associated with the U.S. Federal Reserve’s rate cut. Markets failed to follow through after the cut, which led to losses in all U.S. dollar and Euro denominated interest rate trading. Australian interest rate trading was negative as well. The only bright spot in the interest rate sector came from the long positions in Japanese government bonds. The re-election of U.K. Prime Minister Tony Blair added to an already confusing situation in the currency sector. The Euro and British pound closed the month about unchanged against the Dollar. However, the intra-month volatility in each of these markets triggered stop-loss selling. The Trust’s long Yen/short Euro position, which had been profitable in May, was closed due to weakness in the Yen. Losses in crude oil and gasoline trading more then offset gains made in short positions in natural gas. The Trust recorded a loss of $2,121,311 or $5.02 per unit in June.

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

All three months of the quarter were unprofitable for the Trust. On March 31, 2002, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

In January, performance was positive in the currency and energy sectors while interest rate, metal, stock index and commodity markets posted losses. The most significant gains came from the currency sector where the Japanese Yen continued to lose value. This was beneficial to Trust investors because the short Yen position was the largest in the portfolio. Trading in all other currency markets was negative. The Enron news created a “flight to quality” situation which led to higher U.S. and European bond prices. These news items and others ceased the selling activity in global bonds and caused losses in the Trust’s interest rate long positions. The energy sector posted a very small gain as short positions in natural gas exceeded losses taken in all other energy markets. Precious metals rallied sharply for the first time in months. Initially this was negative for the Trust. However, by month end, a long position was taken and the loss absorbed earlier in the month was lessened. Overall, the Trust recorded a loss of $793,776 or $1.79 per unit in January.

During February, fluctuating price patterns continued which led to a difficult month for the Trust. The key element in the Trust’s performance was the trend reversals in the Japanese financial markets. The Nikkei (stock index), Japanese government bonds and the Yen accounted for over one half of the losses in the portfolio. Losses in the currency sector also occurred in the British pound, Swiss franc and Euro. As earlier stated, trading in Japanese government bonds was negative as was trading in U.S. and Euro denominated bond markets. Performance in the energy sector was also unprofitable. Short positions in crude oil, natural gas and gasoline suffered as prices rose. Gold prices continued to rise, which allowed the metal sector to be positive in February.

During late February, CIS Securities, Inc. replaced CIS as JWH Global Trust’s Lead Selling Agent. This change will not have a material effect on the business of the Trust. The Trust recorded a loss of $2,702,058 or $6.13 per unit in February.

March was another disappointing month. Positive returns from the energy and interest rate sectors were overpowered by losses in the currency sector, specifically in the Yen where Japanese corporations spurred a rally when they actively repatriated Yen for year-end accounting purposes. This proved to be detrimental for the Trust’s short Yen position. The balance of interest rate trading amounted to additional losses. The energy and interest rate sectors each posted gains. Profits accrued in short positions in Euro denominated markets outweighed losses in Japanese bond markets. Nearly all markets in the metals sector were positive. However, gains were small due to small position sizes and small price changes. The Trust recorded a loss of $2,740,141 or $6.19 per unit in March.

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

During the fiscal quarter ending March 31, 2002, the Trust had no material credit exposure to a counter-party, which is a foreign commodity exchange, or to any counter parties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2001

The Trust recorded a gain of $4,900,063 or $11.68 per unit in the first quarter of 2001. As of March 31, the Trust had gained 26.27% since inception.

All three months of the quarter were profitable for the Trust. On March 31, 2001, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

In early January, the interest rate and currency sectors continued to accrue profits as they had in the fourth quarter of 2000. However, by midmonth, these markets began to consolidate and move against their long-term trends. The single most profitable position in the Trust’s portfolio was short Japanese yen. Long positions in the Euro and the U.S. dollar against the Yen offset losses in other currency markets. In the interest rate sector, the Trust’s long bond positions in various countries around the world remained the cornerstone of the portfolio. Smaller profits were produced in almost every geographic area with European markets leading the way. Crude and heating oil prices bounced about in a featureless pattern. The metal sector showed signs of breaking out of its prolonged down trend as silver, copper and aluminum rallied sharply. The Trust recorded a gain of $853,853 or $1.95 per unit in January.

During February, the Bank of Japan once again adopted a policy of reducing interest rates as Japan’s economic recovery stalled. This allowed the Trust’s long positions in Japanese bonds to greatly appreciate in value. Smaller gains were made in long positions in U.S., German, Great Britain, and Australian interest rates. Trading in European currencies was negative. Both the Euro and Swiss franc traded in erratic patterns for much of the month, which more than offset the gains made in the Yen. OPEC agreed to cut output by 1.5 million barrels a day in order to support prices. However, the slowing of global economies counteracted this decrease leading to an unprofitable trading environment for the Trust. By the end of the month, the Trust all but exited the energy sector. The Trust recorded a gain of $43,430 or $0.11 per unit in February.

In March, the Trust continued its positive performance. Despite a trend interruption late in the month, trading in the interest rate sector was positive in March with some geographic areas dramatically outperforming others. The Bank of Japan’s decision to stimulate Japan’s economy at all costs hastened the decline of Japanese interest rates which allowed the Trust’s long Japanese bond positions to be the most profitable in the portfolio. Gloomy growth outlooks for Europe and Great Britain directed the U.S. interest rates was negative. The currency sector, which had been up dramatically since September, continued its stellar performance in March. The unyielding strength of the U.S. dollar versus the Japanese yen was the cornerstone of the sector’s performance. The Yen lost approximately 8% to the U.S. dollar in March and approximately 17% since September 2000. Gains also accrued in long U.S. dollar positions against the Swiss franc and Australian dollar. Trading in the U.S. dollar versus the Euro was slightly negative. As had been the case for several months, position sizes in the commodity, metal, energy and stock index sectors were quite small due to lack of price trends. The Trust recorded a gain of $4,002,780 or $9.62 per unit in March.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2001.

Item 4.  Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

Item 2.  Changes in Securities and Use of Proceeds

a) None
b) None
c) None
d) Regulation S-K Item 701(f)

(1) The use of proceeds information is being disclosed for Registration Statement No. 333-33937 declared effective on September 24, 1997.

(4)(iv) For the account of the issuer, the amount of Units sold as of September 30, 2002 is $132,860,918, and the aggregate offering price of the amount sold as of June 30, 2002 is $132,860,918.

(vi) The net offering proceeds to the issuer totaled $132,860,918.

(vii) From the effective date of the Registration Statements to September 30, 2002, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $132,860,918.

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

JWH Global Trust

Date:	November 12, 2002

By:	CIS Investment, Inc., Its Managing Owner

By:	/s/ Shaun D. O'Brien
Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of JWH Global Trust;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4.  The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6.  The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ James A. Davison
James A. Davison President CIS Investments, Inc. November 12, 2002

CERTIFICATION

I, Shawn O’Brien, the Chief Financial Officer of CIS Investments, Inc. (“CISI”), the Managing Owner of JWH Global Trust (the “Trust”), do hereby certify that:

1.  I have reviewed this quarterly report on Form 10-Q of JWH Global Trust;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4.  The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Trust's other certifying officers and I have disclosed, based on our most recent evaluation, to the Trust's auditors and the audit committee of the Trust's board of directors (or persons performing the equivalent functions):

(i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Trust's ability to record, process, summarize and report financial data and have identified for the Trust's auditors any material weaknesses in internal controls; and

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6.  The Trust's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Shaun D. O'Brien
Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. November 12, 2002