Form 10-K
period 2002-12-31
JWH GLOBAL TRUST
filed 2003-03-28
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 333-16825

JWH GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 South Wacker Drive
Suite 2300
Chicago, IL 60606
(Address of principal executive offices) (Zip Code)

(312) 460-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Units of Beneficial Ownership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 28, 2003: $82,638,063

TABLE OF CONTENTS

PART I.

Item 1. Business
Item 2. Properties
Item 3. Legal Proceddings
Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7(A). Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Benefical Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports of Form 8-K

SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
INDEPENDENT AUDITORS’ REPORT
STATEMENTS OF FINANCIAL CONDITION
STATEMENTS OF OPERATIONS
STATEMENTS OF CHANGES IN UNITHOLDERS’ CAPITAL
NOTES TO FINANCIAL STATEMENTS
CONDENSED SCHEDULE OF INVESTMENTS
ACKNOWLEDGMENT
EXHIBIT 99
FORM 10-Q 1st Quarter of 2002
FORM 10-Q 2nd Quarter of 2002
FORM 10-Q 3rd Quarter of 2002
FORM 10-K DECEMBER 31, 2001

Documents Incorporated by Reference

Incorporated by reference in Part IV, Item 14 is Amendment No. 2 to the Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3, 1997.

Incorporated by reference in Part IV, Item 14 is Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on September 24, 1997.

Incorporated by reference in Part IV is Post-Effective Amendment No. 1 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on June 26, 1998.

Incorporated by reference in Part IV is Post-Effective Amendment No. 2 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on March 1, 1999.

Incorporated by reference in Part IV is Post-Effective Amendment No. 3 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on November 29, 1999.

Incorporated by reference in Part IV is Post-Effective Amendment No. 4 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on September 18, 2000.

Incorporated by reference in Part IV is Post-Effective Amendment No. 5 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on May 29, 2001.

Incorporated by reference in Part IV is Post-Effective Amendment No. 6 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on March 12, 2002.

Incorporated by reference in Part IV is Post-Effective Amendment No. 7 to Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on December 5, 2002.

Part I

Item 1. Business

JWH Global Trust (the “Trust”) is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of an independent trading advisor. The managing owner of the Trust is CIS Investments, Inc., a Delaware corporation organized in June 1983 (“CISI” or the “Managing Owner”). The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended, and is responsible for administering the business and affairs of the Trust exclusive of trading decisions. The Managing Owner is an affiliate of Cargill Investor Services, Inc., the clearing broker for the Trust (“CIS” or the “Clearing Broker”) and CIS Financial Services, Inc., which acts as the Trust’s currency dealer (“CISFS”). Trading decisions for the Trust are made by an independent commodity trading advisor, John W. Henry & Company, Inc. (“JWH” or the “Advisor”).

CIS is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the trading advisor to the Trust is a “Commodity Trading Advisor”, as those terms are used in the Commodity Exchange Act, as amended (“CE Act”). As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). CIS Securities, Inc., an affiliate of the Managing Owner and the lead selling agent for the Trust, is registered as a broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”) and the Securities and Exchanged Commission (the “SEC”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional units. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units. On June 26, 1998, Post-Effective Amendment No. 1 to the registration statement was declared effective with the SEC. On March 1, 1999, Post-Effective Amendment No. 2 was filed with the SEC. On November 29, 1999, Post-Effective Amendment No. 3 was filed with the SEC. On September 18, 2000, Post-Effective Amendment No. 4 was filed with the SEC. On May 29, 2001, Post-Effective Amendment No. 5 was filed with the SEC. On March 12, 2002, Post-Effective Amendment No. 6 was filed with the SEC. On December 5, 2002, Post-Effective Amendment No. 5 was filed with the SEC. The units are currently offered pursuant to a Prospectus dated January 3, 2003. The current Prospectus will expire on October 3, 2003. As a result of the units being offered at each month-end’s NAV, the total number of units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

Under the terms of the Fourth Amended and Restated Declaration and Agreement of Trust, the Managing Owner may not select Trust transactions involving the purchase or sale of any commodity interests, but must select one or more advisors to direct the Trust’s trading with respect thereto. The Managing Owner has chosen and caused the Trust to enter into a Trading Advisory Agreement (the “Advisory Agreement”) with JWH, the Trust’s sole commodity trading advisor. Commencing on June 2, 1997, after the conclusion of the offering period with respect to the Trust’s units, JWH began to provide commodity trading instructions to CISI on behalf of the Trust.

The Managing Owner is responsible for the preparation of monthly and annual reports to the Beneficial Owners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Trust’s operations; calculation of the NAV (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisor under the Advisory Agreement.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust amortized these costs over the Trust’s first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement of 0.5% of the Trust’s net assets per year. The Prospectus includes a complete discussion of the Trust’s fees and expenses.

The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it. As of December 31, 2002, JWH was managing 100% of the Trust’s assets. The Advisory Agreement with JWH commenced on April 3, 1997 and continued in effect until the close of business on the last day of the 12th full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms. The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Fourth Amended and Restated Declaration and Agreement of Trust. The Advisory Agreement may be terminated by the Trust at any time, upon 60 days’ prior written notice to the Advisor. In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the NAV of Trust funds allocated to the Advisor’s management decreases as of the close of trading on any business day by more than 30% from the sum of the NAV of all funds allocated to the Advisor (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor’s registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust’s trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

The Advisor has the right to terminate the Advisory Agreement at any time, upon written notice to the Trust in the event (i) of the receipt by the Advisor of an opinion of independent counsel that solely by reason of the Advisor’s activities with respect to the Trust, the Advisor is required to register as an investment adviser under the Investment Advisers Act of 1940; (ii) that the registration of the Managing Owner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iii) that the Managing Owner elects (pursuant to Section 1 of the Advisory Agreement) to have the Advisor use a different trading program in the Advisor’s management of the Trust’s assets from that which the Advisor is then using to manage such assets and the Advisor objects to using such different trading program; (iv) that the Managing Owner overrides a trading instruction of the Advisor pursuant to Section 1 of the Advisory Agreement for reasons unrelated to a determination by the Managing Owner that the Advisor has violated the Trust’s trading policies or limitations; (v) that the Managing Owner imposes additional trading limitation(s) pursuant to Section 1 of the Advisory Agreement which the Advisor does not agree to follow in the Advisor’s management of its allocable share of Trust’s assets; (vi) there is an unauthorized assignment of the Advisory Agreement by the Managing Owner of the Trust; or (vii) other good cause is shown to which the written consent of the Managing Owner is obtained. The Advisor may also terminate the Advisory Agreement on 60 days’ written notice to the Managing Owner during any renewal term.

The Advisor will continue to advise other futures trading accounts. The Advisor and its officers, directors and employees also will be free to trade commodity interests for their own accounts provided such trading is consistent with the Advisor’s obligations and responsibilities to the Trust. To the extent that the Advisor recommends similar or identical trades to the Trust and other accounts which they manage, the Trust may compete with those accounts for the execution of the same or similar trades.

Pursuant to the Advisory Agreement between the Trust and JWH, the Trust paid JWH 0.33% of the month-end assets under its management after deduction of a portion of the brokerage commissions at a 1.25% annual rate (rather than the full brokerage commission at a 6.5% annual rate) prior to October 1, 2000. Effective October 1, 2000, the management fee was reduced to 0.167%. The Trust paid JWH a quarterly incentive fee of 15% of trading profits (after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the 6.5% annual rate) achieved on the assets of the Trust allocated by the Managing Owner to JWH’s management prior to October 1, 2000. Effective October 1, 2000, the incentive fee was increased to 20%. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually. See the Prospectus for a description of Net Asset Value and trading profits.

The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies. From the commencement of trading on June2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio. For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio. On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program. Trust assets were reallocated 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs. JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

The Trust’s net assets are deposited in the Trust’s accounts with CIS and CISFS, the Trust’s clearing broker and currency dealer, respectively. The Trust earns interest on 100 percent of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in U.S. dollars or at the applicable rates in respect of deposits denominated in currencies other than U.S. dollars (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust are performed by the Managing Owner. The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust’s business, as of December 31, 2002, is set forth under Items 6 and 7 herein.

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

Other trading advisors who are not affiliated with the Trust may utilize trading methods which are similar in some respects to those methods used by the Trust’s Advisor. These other trading advisors could also be competing with the Trust for the same or similar trades as requested by the Trust’s Advisor.

Available Information

The Trust does not have an Internet website; therefore, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to the foregoing reports are not available to unitholders in this manner. The Trust provides paper copies of such reports and amendments free of charge.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters

(a)	There is no established public market for the units and none is expected to develop.

(b)	As of December 31, 2002, there were 453,878.17 units held by the Beneficial Owners for an investment of $63,327,633. The Managing Owner held an investment of $802,893 (which is the equivalent of 5,754.50 units). A total of 71,771.69 units had been redeemed by Beneficial Owners and 0 units by the Managing Owners during the period of January 1, 2002 to December 31, 2002. The Trust's Fourth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures.
(c)	To date no distributions have been made to owners of beneficial interest in the Trust.

The Fourth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and do not currently intend to declare such distribution.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		1998	1999	2000	2001	2002
1.	Revenues (000)	$16,869	$2,339	$7,447	$4,430	$19,741
2.	Profit (Loss) From Continuing Operations (000)	6,401	(9,222)	1,126	(1,254)	12,057
3.	Profit (Loss) Per Unit	5.7	(10.89)	10.08	(2.96)	27.90
4.	Total Assets (000)	100,133	89,612	52,922	50,278	65,112
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or “daily limits”. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

The Trust’s net assets are held in brokerage accounts with CIS and CISFS. The Trust earns interest on 100 percent of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 2002, CIS and CISFS had paid or accrued to pay interest of $811,042 to the Trust. For the calendar year ended December 31, 2001, CIS and CISFS paid or accrued to pay interest of $1,657,888 to the Trust.

For the fiscal year ended December 31, 2002, the Beneficial Owners redeemed a total of 71,771.69 units for $8,442,368. The Managing Owner redeemed units for $0. For the fiscal year ended December 31, 2001, Beneficial Owners redeemed a total of 65,241.94 units for $7,636,323. The Managing Owner redeemed units for $110,644.

During 2002, Beneficial Owners purchased 87,641.17 units for $10,980,607. The Managing Owner did not make a contribution in 2002 leaving the total contribution to equal $10,980,607.

Results of Operations

2002

During 2002, total contributions to the Trust equaled $10,980,607. Investors redeemed units in the amount of $8,442,368 and the Managing Owner redeemed units in the amount of $0. The Trust achieved a realized and unrealized gain of $18,929,696 and interest income of $811,042. Total expenses of the Trust were $7,683,544, resulting in a net gain of $12,057,194 and an increase in the NAV per unit of $27.90.

The Trust was up strongly in 2002, producing a gain of 24.99% for the calendar year. After a negative first quarter, the Trust enjoyed extremely positive performance in the second and third quarters while being slightly lower in the final quarter. Strong trends in the currency and interest rate markets were captured by the Trust’s trading advisor, John W. Henry & Company, Inc., which allowed for a positive year.

In the first quarter of 2002, markets were in transition. After having moved higher for several months, the Dollar reversed directions and began to lose value against the Euro. This trend continued through year end. A similar situation occurred in the interest rate sector as rates reversed their trend and began to move lower. The Trust was negative all three months in the first quarter.

As the second quarter began, it became apparent that the trends that started in the first quarter were of substance. The Euro and Yen gained aggressively on the Dollar throughout the second quarter. The currency sector accounted for nearly all of the Trust’s 30% gain. While being net unchanged, the Trust’s interest rate portfolio was positioned to benefit from falling global rates. The Trust was marginally lower in April but considerably higher in both in May and June.

The U.S. economy continued to lead other industrialized nations in a global economic slowdown during the third quarter. Subsequently, interest rates denominated in Euros, British pounds, Australian dollars and most significantly, Japanese yen continued to fall providing positive returns for the Trust. In addition to the economic slowdown, the Enron scandal and fears of others created a “flight to quality” which benefited the Trust’s bond positions. The Trust was positive for all three months on the third quarter.

The last quarter of 2002 began poorly as reversals in the currency and interest rate markets occurred early in the quarter. However, as year-end approached, the currency trends that prevailed since June resumed and allowed for a strong close to the year. As it was for nearly all of 2002, the metal, agriculture, energy and stock index sectors had very minimal impact on the Trust’s performance. The Trust was negative in October and November but strongly positive in December.

During late February, CIS Securities, Inc. replaced Cargill Investor Services, Inc. as the Lead Selling Agent for the Trust. This change did not have a material impact on the business of the Trust.

2001

During 2001, total contributions to the Trust equaled $8,406,483. Investors redeemed units in the amount of $7,636,323 and the Managing Owner redeemed units in the amount of $110,644. The Trust achieved a realized and unrealized gain of $2,772,248 and interest income of $1,657,888. The total expenses of the Trust were $5,684,293, resulting in a net loss of $1,254,158 and a decrease in the NAV per unit of $2.96.

The Trust was down slightly in 2001, producing a loss of 2.58% for the calendar year. After a strong first quarter, the Trust suffered negative performance in the second and fourth quarters. Pronounced price reversals in the interest rate and currency sectors were the most difficult sectors for the Trust’s trading advisor, JWH.

In the first quarter of 2001, the world’s financial markets continued the price patterns that had allowed for positive performance in the last quarter of 2000. Short positions in the Japanese yen versus the U.S. dollar and the Euro accrued profits throughout this period. The Trust’s long global bond position was the cornerstone of the portfolio and benefited from the first of several interest rate cuts made by the Federal Reserve. The Trust was positive all three months in the first quarter.

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

The third quarter was laden with markets lacking direction. During this time, the Trust’s portfolio was dominated by currency and interest rate positions. These sectors were unable to sustain long term price moves. Despite several cuts by the Federal Reserve, bond prices at quarter end were trading well below the highs made previously in March. Lack of a dominant currency led to flat performance in the currency sector.

The last quarter of 2001 began positively due to strong performance in the interest rate sector. The Trust’s long positions in global bond markets benefited from interest rate cuts as well as a “flight to quality” as a result of the September 11, tragedy. However, in November, after economic data indicated a strengthening of the economy, trends in the interest rate and currency sectors reversed. The U.S. 30-year bond lost approximately 10% in value. The currency sector moved in sympathy with interest rates, which also caused portfolio losses. The Trust was down approximately 5% for the quarter.

Effective July 1, 2001, James Davison became President of CIS, replacing Bernard Dan. Mr. Davison has been an executive in the futures industry for several years and has extensive experience in the managed futures arena. On a similar note, Mark Rzepczynski Ph.D. became president and Chief Investment Officer of JWH effective January 1, 2002. Dr. Rzepczynski has been with JWH since 1998. The Managing Owner does not feel that these appointments will materially effect the Trust.

2000

During 2000, total contributions to the Trust equaled $1,766,539. Investors redeemed units in the amount of $37,731,946 and the Managing Owner redeemed units in the amount of $200,544. The Trust achieved a realized and unrealized gain of $4,182,308 and interest income of $3,265,169. The total expenses of the Trust were $6,321,658, resulting in a net profit of $1,125,819 and an increase in the NAV per unit of $10.08.

The Trust had a profitable year in 2000, producing a gain of 9.65% for the calendar year. After experiencing difficult trading environments during the first three quarters of the year, JWH, the trading advisor to the Trust, exploited trading opportunities in the financial markets during the fourth quarter and closed the year strongly.

In the first quarter of 2000, strategic events reversed trends, which led to unprofitable trading. In February, the U.S. Federal Reserve announced that they were buying back part of the debt. This led to a powerful rally in the world’s interest rate markets and the Trust’s short positions were closed out at a loss. In March, the decline of Nasdaq commenced and with it came a dramatic shift of capital from U.S. dollar into Yen. This movement of capital hurt the Trust’s long Dollar and Euro positions. Prices of agriculture, energy and metals markets were flat during the first quarter.

The second quarter was marked by conflicting economic signals, which often reversed long term price trends. The U.S. dollar, after having lost value in March, was strong in April and then declined in value in May and June. Interest rates followed a similar directionless path with the “hard landing or soft landing” question being the primary driver. Through the end of June, the only market sector with defined direction was the energy sector, which had been the Trust’s most consistent source of profits over the prior few years.

As the third quarter began, the futures markets continued seeking direction. Metal and agricultural prices were listless. Stock index trading was volatile in the short term and sideways over a longer period. Up trends emerged in the world’s bond markets where open trade profits were accrued. In the currency sector, the U.S. dollar gained very steadily versus Euro during July and August. By September, the U.S. dollar was gaining value on all major currencies. However, on September 22, the European Central Bank intervened to support the Euro. Consequently, price trends reversed dramatically and the Trust’s accrued profits in the currency and interest rate sectors turned into open trade losses.

Despite the intervention, the Trust remained long U.S. dollar and interest rates and reaped the benefits of those positions as the fourth quarter began. In October, the U.S. dollar hit its all-time high versus the Euro and gained substantially versus the Swiss, British and Japanese currencies. By November, interest rate trading became the Trust’s strongest sector as long positions in global bond markets amassed large open trade gains. Strong performance in interest rate markets continued in December. A revival of European currencies provided the bulk of the month’s gain in the currency sector. These trends remained in place through year-end.

Effective October 1, Management Fees paid by the Trust to JWH were reduced from 4% to 2% annually (paid monthly). Incentive fees were increased from 15% to 20% of quarter end new high profits. This change in fees, when coupled with the reduction in the Treasury bill rate, reduced the “breakeven” on the Trust from 7.3% to 4.8%.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Trust’s operations or assets.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Trust is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Trust’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trust’s main line of business. Market movements result in frequent changes in the fair market value of the Trust’s open positions and, consequently, in its earnings and cash flow. The Trust’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trust’s open positions and the liquidity of the markets in which it trades.

The Trust can acquire and/or liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trust’s past performance is not necessarily indicative of its future results.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Trust’s market sensitive instruments.

Quantifying the Trust's Trading Value at Risk

Value at Risk is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trust’s speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust’s losses in any market sector will be limited to Value at Risk or by the Trust’s attempts to manage its market risk.

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Trust’s risk exposure in the various market sectors traded by JWH is quantified below in terms of Value at Risk. Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Trust’s futures and forward positions does not have any optionality component.

In quantifying the Trust’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Trust’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal year 2002 and 2001. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2002, the Trust’s average total capitalization was approximately $52.9 million, and during fiscal year 2001, the Trust’s average total capitalization was approximately $49.6 million.

Fiscal Year 2002

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$2.2	$0.4	$1.2	2.2%
Currencies	$3.6	$0.3	$1.9	3.6%
Stock Indices	$0.7	$0.2	$0.4	0.8%
Metals	$0.4	$0.1	$0.2	0.4%
Commodities	$0.4	$0.1	$0.2	0.3%
Energy	$0.6	$0.1	$0.3	0.6%

Total	$7.9	$1.2	$4.2	7.9%

Fiscal Year 2001

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$2.3	$0.6	$1.5	2.9%
Currencies	$2.5	$1.0	$1.9	3.8%
Stock Indices	$0.6	$0.1	$0.4	0.6%
Metals	$0.3	$0.1	$0.2	0.4%
Commodities	$0.2	$0.1	$0.1	0.2%
Energy	$0.5	$0.0	$0.3	0.6%

Total	$6.4	$1.9	$4.4	8.5%

* Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Trust’s capitalization at the end of each fiscal quarter during the relevant fiscal year.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions, unusual - but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Trust, gives no indication of this “risk of ruin”.

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 2002 and December 31, 2001, the Trust had approximately $56.8 million and $47.0 million, respectively, in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust’s primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2002 and December 31, 2001, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of smaller nations - e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust for the foreseeable future. The changes in interest rates which have the most effect on the Trust are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Trust are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Trust were the medium- to long-term rates to remain steady.

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

Stock Indices. The Trust’s primary equity exposure is to equity price risk in the G-7 countries and the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2002, the Trust’s primary exposure was in the DAX (Germany) stock index, E Nasdaq, Euro DJ, OSE Nikkei (Japan) and SFE SPI 200 (Australia). As of December 31, 2001, the Trust’s primary exposures were in the SFE SPI 200 and the DAX stock indices. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals. The JWH programs currently used for the Trust trade mainly precious, not base, metals, and the Trust's primary metals market exposure is to fluctuations in the price of gold. JWH has from time to time taken substantial positions as it has perceived market opportunities in these metals to develop.

Commodities. The Trust's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Grains, wheat, beans, and cotton accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 2002 and December 31, 2001. In the past, the Trust has had material market exposure to cotton, live cattle, coffee, sugar, and the soybean complex and may do so again in the future. However, JWH and the Trust will maintain an emphasis on grains, coffee, sugar and cocoa, in which the Trust has historically taken its largest commodity positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2002 and December 31, 2001.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Japanese yen, Euro, British pounds and Australian dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position. The Trust holds substantially all its assets in cash at CIS and CISFS, earning interest at the 90-day Treasury bill rate (calculated daily).

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Manager Owner monitors the Trust’s performance and the concentration of its open positions, and consults with JWH concerning the Trust’s overall risk profile. If the Managing Owner felt it necessary to do so, the Managing Owner could require JWH to close out individual positions as well as entire programs traded on behalf of the Trust. However, any such intervention would be a highly unusual event. The Managing Owner primarily relies on JWH’s own risk control policies while maintaining a general supervisory overview of the Trust’s market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in its application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH’s investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001. This information has not been audited.

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Total Revenues	$(5,149,059)	$15,420,129	$9,347,058	$122,609
Total Expenses	$1,086,917	$2,151,685	$3,088,920	$1,356,022
Gross Profit (Loss)	$(6,235,975)	$13,268,444	$6,258,138	$(1,233,413)
Net Profit (Loss) per Unit	$(14.11)	$30.64	$14.82	$(3.45)

	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001
Total Revenues	$7,094,125	$(3,079,378)	$1,724,129	$(1,308,740)
Total Expenses	$2,194,062	$1,173,172	$1,163,736	$1,153,323
Gross Profit (Loss)	$4,900,063	$(4,252,550)	$560,393	$(2,462,063)
Net Profit (Loss) per Unit	$11.68	$(10.11)	$1.30	$(5.83)

There were no extraordinary, unusual or infrequently occurring items recognized in each full calendar quarter within the two most recent fiscal years, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments, Inc. The officers and directors of the Managing Owner as of December 31, 2002 were as follows:

CIS Investments, Inc.

James A. Davison (born in May 1961) is President and a director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill plc and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill plc in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He rejoined Cargill plc in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Shaun D. O’Brien (born in November 1964) is Vice President, Chief Financial Officer, and a director. Mr. O’Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O’Brien graduated from Northeastern University in 1987 and received a Master’s degree from the University of Minnesota’s Carlson School of Management in 1999. Mr. O’Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953) is Vice President and a director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996.

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

Patrice H. Halbach (born in August 1953) is a Vice President. Ms. Halbach graduated Phi Beta Kappa from the University of Minnesota with a B.A. degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990, she was named Senior Tax Manager for Cargill, Incorporated’s Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated’s Administrative Division in April 1994. In January 1999, she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated’s global tax function.

Jennifer S. Johnston (born in January 1967) is Treasurer. Ms. Johnston became a Vice President of CIS in October 2002. Ms. Johnston graduated from the University of Illinois in 1989 with a B.S. degree in Finance. Ms. Johnston began working at CIS in 1990. She has worked in various departments at CIS during her 12 year career.

Penelope J. Beckhardt (born in November 1965) is the Chief Compliance Officer and Secretary. Ms. Beckhardt graduated from the University of Wisconsin, Madison with a B.B.A. in Marketing in 1987 and received an M.B.A. with a Finance concentration from Loyola University of Chicago in 1989. She began her career at the Chicago Board of Trade in the Office of Investigations and Audits. In March 1993, she moved to LFG, L.L.C. and served in both Compliance Specialist and Accounting Manager roles. Ms. Beckhardt continued her career with UBS Warburg as Associate Director and N.A. Head of Exchange Traded Derivatives Compliance from June 1997 through March 2002. She began working for CIS in March 2002. She is currently a member of the FIA Law and Compliance Division.

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

CIS and CISFS, affiliates of the Managing Owner, are the Trust’s clearing broker and currency dealer, respectively. During the year ended December 31, 2002, the Trust accrued and paid $3,450,709 in brokerage commissions to CIS, as compared to $3,215,618 in 2001 and $3,737,532 in 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2002, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2002, the Managing Owner beneficially held an ownership of $802,893 (which is the equivalent of 5,754.50 units) or approximately 1.25% of the ownership of the Trust as of that date.

(c)	As of December 31, 2002, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a)	None other than the compensation arrangements described herein.

(b)	None.

(c)	None.

(d)	Not Applicable..

Item 14. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner's President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, the President and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	The following documents are included herein:

(1)	Financial Statements:

	a.	Report of Independent Auditors' Report.

	b.	Statements of Financial Condition as of December 31, 2002 and 2001.

	c.	Statements of Operations and Statements of Unitholders' Capital for the years ended December 31, 2002, 2001 and 2000.

	d.	Notes to Financial Statements

	e.	Condensed Schedule of Investments

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits: See the Index to Exhibits annexed hereto.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2003 JWH GLOBAL TRUST

By:	CIS Investments, Inc. (Managing Owner)

By:	/s/ James A. Davison James A. Davison President and Director

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, CFO and Director Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2003

By:	/s/ James A. Davison James A. Davison President and Director

By:	/s/ Barbara A. Pfendler Barbara A. Pfendler Vice President and Diretor

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, CFO and Director

CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

1.	I have reviewed this annual report on Form 10-K of JWH Global Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4.	The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6.	The Trust's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. March 29, 2003

CERTIFICATION

I, Shawn O'Brien, the Chief Financial Officer of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

1.	I have reviewed this annual report on Form 10-K of JWH Global Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this annual report;

4.	The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

(i) designed such disclosure controls and procedures to ensure that material information relating to the Trust, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(ii) evaluated the effectiveness of the Trust's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Trust's internal controls; and

6.	The Trust's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. March 29, 2003

Index to Exhibits

Exhibit Number	Description of Document	Sequentially Numbered Page Reference

1.01	Form of Selling Agreement among CIS Securities, Inc. (the "Lead Selling Agent"), JWH Global Trust (the "Registrant"), CIS Investments, Inc. (the "Managing Owner"), CIS Financial Services, Inc. ("CISFS"), Cargill Investor Services, Inc. ("CIS") and John W. Henry & Company, Inc. ("JWH").	N/A

3.01	Fourth Amended and Restated Declaration and Agreement of Trust of the Registrant.[1]	N/A

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]	N/A

10.01	Form of Subscription Agreement and Power of Attorney[1]	N/A

10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[3]	N/A

10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[3]	N/A

10.04	Form of Customer Agreement between the Registrant and CIS.[3]	N/A

10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[3]	N/A

10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[3]	N/A

10.07	Form of Transfer Agent Agreement.[3]	N/A

13.01	Annual Report to Unitholders for Fiscal Year 2002	1

99	Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

1 Incorporated by reference to Post-Effective Amendment No. 6 to the respective exhibit to the Registrant's Registration Statement on Form S-1 in (Reg No. 333-33937) filed on March 12, 2002.

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

JWH GLOBAL TRUST

Table of Contents

Independent Auditors' Report

Financial Statements:
      Statements of Financial Condition,
            December 31, 2002 and 2001

      Statements of Operations,
            Years ended December 31, 2002, 2001, and 2000

      Statements of Changes in Unitholders' Capital,
            Years ended December 31, 2002, 2001, and 2000

Notes to Financial Statements

Condensed Schedule of Investments, December 31, 2002

Acknowledgment

Independent Auditors' Report

The Unitholders
JWH Global Trust:

We have audited the accompanying statements of financial condition of JWH Global Trust (the Trust) as of December 31, 2002 and 2001, including the condensed schedule of investments as of December 31, 2002 and the related statements of operations and changes in unitholders’ capital for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Global Trust as of December 31, 2002 and 2001, and the results of operations and changes in unitholders’ capital, for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

February 14, 2003

JWH GLOBAL TRUST STATEMENTS OF FINANCIAL CONDITION December 31, 2002 and 2001

Assets	2002	2001
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$56,847,327	46,976,650
Unrealized gain on open contracts	6,350,230	2,557,319
	63,197,557	49,533,969

Receivable for units sold	1,853,334	618,077
Interest Receivable	60,731	70,569
Prepaid initial organization and offering costs	0	55,072
Total Assets	$65,111,622	50,277,687

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$340,076	265,856
Accrued management fees	105,324	82,703
Accrued operating expenses	60,000	60,000
Accrued offering expenses	26,147	20,526
Redemptions payable	449,549	313,509

Total liabilities	981,096	742,594

Unitholders' Capital:
Beneficial owners (453,878.17 and 438,008.69 units outstanding at December 31, 2002 and 2001, respectively)	63,327,633	48,892,753
Managing owner (5,754.50 units outstanding at December 31, 2002 and 2001, respectively)	802,893	642,340
Total unitholders' capital	64,130,526	49,535,093
Total liabilities and unitholders' capital	$65,111,622	50,277,687

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENTS OF OPERATIONS Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Revenues (losses):
Gain (loss) on trading of commodity contracts
Realized gain (loss) on closed positions	$15,033,511	8,079,390	740
Change in unrealized gain (loss) on open positions	3,792,911	(5,446,646)	4,664,653
Interest Income	811,042	1,657,888	3,265,169
Foreign currency transaction gain (loss)	103,274	139,504	(483,085)
Total revenues	19,740,738	4,430,136	7,447,477

Expenses:
Commissions	3,450,709	3,215,618	3,737,532
Exchange, clearing, and NFA fees	17,475	32,547	38,489
Management fees	1,068,838	1,001,094	2,088,954
Incentive fees	2,741,521	990,171	0
Amortization of prepaid initial organization and offering costs	55,072	132,173	132,173
Ongoing organization and offering expenses	263,456	248,048	288,770
Operating expenses	86,473	64,643	35,740
Total expenses	7,683,544	5,684,294	6,321,658

Net profit (loss)	$12,057,194	(1,254,158)	1,125,819
Profit (loss) per unit of beneficial ownership interest	$27.90	(2.96)	10.08
Profit (loss) per unit of managing ownership interest	$27.90	(2.96)	10.08

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENTS OF CHANGES IN UNITHOLDERS' CAPITAL Years ended December 31, 2002, 2001, and 2000

	Units*	Beneficial owners	Managing owners	Total

Balance at December 31, 1999	806,374.79	$84,270,892	898,974	85,169,866
Net gain	0	1,056,111	69,708	1,125,819

Unitholders' contributions	18,386.99	1,766,481	58	1,766,539
Unitholders' redemptions	(393,996.40)	(37,731,946)	(200,544)	(37,932,490)

Balance at December 31, 2000	430,765.38	49,361,538	768,196	50,129,734

Net loss	0	(1,238,945)	(15,212)	(1,254,157)

Unitholders' contributions	72,485.25	8,406,483	0	8,406,483
Unitholders' redemptions	(65,241.94)	(7,636,323)	(110,644)	(7,746,967)

Balance at December 31, 2001	438,008.69	48,892,753	642,340	49,535,093

Net gain	0	11,896,641	160,553	12,057,194

Unitholders' contributions	87,641.17	10,980,607	0	10,980,607
Unitholders' redemptions	(71,771.69)	(8,442,368)	0	(8,442,368)

Balance at December 31, 2002	453,878.17	63,327,633	802,893	64,130,526

Net asset value per unit December 31, 2002		$139.53	139.53

Net asset value per unit December 31, 2001		$111.63	111.63

Net asset value per unit December 31, 2000		$114.59	114.59

* Units of beneficial ownership.

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By December 31, 2002, a total of 1,291,794.45 units representing an investment for $138,451,203 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on five days’ written notice to the Managing Owner. Payment will be made within ten business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust’s Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Organizational and Offering Costs

Initial organizational and offering costs advanced to the Trust are being amortized over the first 60 months of the Trust’s operations, subject to a maximum monthly payment of 1/60 of 2% of the month-end net assets. Ongoing offering costs, subject to a ceiling of 0.5% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”. These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust’s month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the years ended December 31, 2002, 2001, and 2000 was $52, $56, and $57, respectively.

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 5% per year. As of December 31, 2002, there were no such eligible investors in the Trust.

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

(3) Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing three of its trading programs, the GlobalAnalytics Family of Programs, the Financial and Metals Portfolio, and the G-7 Currency Portfolio.

Under signed agreement, prior to October 1, 2000, JWH received a monthly management fee of 1/12 of 4% of the Trust’s month-end assets after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust assets but before deduction of any management fees, redemptions, distributions, or incentive fee accrued or payable as of the relevant month end. Effective October 1, 2000, the agreement with JWH was changed to reduce the monthly management fee to 1/12 of 2% of the month-end net assets after the deductions.

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

(4) Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, $0, and $0 for the years ended December 31, 2002, 2001, and 2000, respectively, and is included in operating expenses in the statements of operations.

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

The purchase and sale of futures requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the years ended December 31, 2002, 2001, and 2000, are reflected in the statement of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts, and forward contracts.

The notional amounts of open contracts at December 31, 2002, as disclosed in the Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The Beneficial Owners bear the risk of loss only to the extent of the market value of their respective investments.

(6) Financial Highlights

The following financial highlights show the Trust’s financial performance for the period ended December 31, 2002. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period – a percentage change in the net asset value from December 31, 2001 to December 31, 2002. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return	24.99%
Ratio to Average net assets: Net profit	23.22%
Expenses: Expenses	9.52
Incentive fees	5.28
Total expenses	14.80%

The net profit and expense ratios are computed based upon the weighted average net assets for the Trust for the period ended December 31, 2002.

JWH GLOBAL TRUST Condensed Schedule of Investments December 31, 2002

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (4.87%)
Agriculture	288	$3,427,124	44,193
Energy	240	$7,201,799	531,651
Interest rates	1,944	$332,395,246	2,184,255
Metals	378	12,952,753	375,619
Indices	20	394,800	(11,400)
		356,371,722	3,124,318
Forward positions (7.78%):
Currencies	23	216,521,615	4,988,915
Total long positions		$572,893,337	8,113,233

Short positions
Futures positions (0.04%)
Agriculture	100	1,303,700	69,100
Metals	99	3,405,806	(37,332)
Indices	73	3,784,064	(3,838)
		8,493,570	27,930

Forward positions (-2.79%):
Currencies	10	102,373,617	(1,790,933)
Total short positions		$110,867,187	(1,763,003)
Total open contracts (9.9%)			$6,350,230
Cash on deposit with brokers (88.64%)			56,847,327
Other assets in excess of Liabilities (1.45%)			932,969
Net assets (100.0%)			$64,130,526

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. The Managing Owner and Commodity Pool Operator of JWH Global Trust