Form 10-Q
period 2003-03-31
JWH GLOBAL TRUST
filed 2003-05-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes      |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes       |X| No

The number of units outstanding, as of March 31, 2003, are 596,837.28.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition
Statements of Operations
Statement of Changes in Unitholders’ Capital
Notes to Financial Statements
Schedule of Investments

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Internal Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBIT 99

FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 3/31/03	Year to Date Ended 3/31/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 3/31/02	Year to Date Ended 3/31/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	Mar. 31, 2003	Dec 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$82,925,039	$56,847,327
Unrealized loss (gain) on open contracts	(1,239,167)	6,350,230

	81,685,872	63,197,557

Receivable for units sold	9,729,800	1,853,334
Interest receivable	77,602	60,731

Total Assets	91,493,274	65,111,622

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	439,984	340,076
Accrued management fee	136,134	105,324
Accrued incentive fee	1,206,343	0
Accrued operating expenses	52,772	60,000
Accrued offering expenses	33,303	26,147
Redemptions payable	346,477	449,549

Total liabilities	2,215,013	981,096

Unitholders' Capital:
Benefical Owners (591,082.78 units outstanding at March 31, 2003, 453,878.17 units outstanding at December 31, 2002)	88,417,478	63,327,633
Managing Owner (5,754.50 units outstanding at March 31, 2003, and December 31, 2002)	860,783	802,893

Total unitholders' capital	89,278,261	64,130,526

Total liabilities and unitholders' capital	$91,493,274	$65,111,622

Net asset per unit	$149.59	$139.53

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
(unaudited)

	Jan. 1, 2003 through March 31, 2003	Jan. 1, 2002 through Mar. 31, 2002
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$14,746,237	$(2,866,784)
Change in unrealized loss on open positions	(7,589,396)	(2,445,281)
Interest Income	202,480	193,384
Foreign currency transaction gain(loss)	20,872	(30,378)
Total revenues	7,380,193	(5,149,059)

Expenses:
Commissions	1,240,769	745,397
Exchange, clearing and NFA fees	6,213	4,985
Management fees	384,299	231,226
Incentive fees	1,221,849	0
Amortization of prepaid initial organization and offering costs	0	33,043
Ongoing organization and offering expenses	93,707	57,384
Operating expenses	15,000	14,882

Total expenses	2,961,837	1,086,917

Net profit (loss)	$4,418,356	$(6,235,976)

Profit (loss) per unit of beneficial ownership interest	$10.06	$(14.11)
Profit (loss) per unit of managing ownership interest	$10.06	$(14.11)

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through March 31, 2003
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2003	453,878.17	$63,327,633	$802,893	$64,130,526

Net profit		4,360,466	57,890	4,418,356

Unitholders' contributions	144,935.32	21,895,406	0	21,895,406

Unitholders' redemptions	(7,730.71)	(1,166,027)	0	(1,166,027)

Unitholders' capital at March 31, 2003	591,082.78	$88,417,478	$860,783	$89,278,261

Net asset value per unit January 1, 2003		139.53	139.53

Net profit per unit		10.06	10.06

Net asset value per unit March 31, 2003		$149.59	$149.59

* Units of beneficial ownership interest.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(1)    General Information and Summary

JWH Global Trust (the Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By March 31, 2003, a total of 1,436,787.70 units representing an investment for $160,356,617.24 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”. These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.5% (or a monthly rate of approximately 0.542%) of the Trust’s average month-end net assets after reduction of the management fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

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

(4)    Income Taxes

No provisions for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended March 31, 2003 and March 31, 2002 and is included in operating expenses in the statement of operations.

(5)    Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and foreign futures contracts and forward contracts (collectively derivatives). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CE Act) requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury bills, deposited with a FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Trust has cash on deposit with an affiliate interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker’s insolvency, recovery of the Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Trust does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counter party non-performance.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the periods ended March 31, 2003, and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2003, as disclosed in the Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the extent of the Trust’s involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)    Financial Statement Preparation

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Trust for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (SEC) on March 31, 2003, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

(7)    Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month period ended March 31, 2003. Total return is calculated as the change in the theoretical beneficial owner’s investment over the entire period. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	8.81%
Incentive fee allocation	-1.60%
Total Return	7.21%

Ratio to average net assets:
Net income	5.77%

Expenses:
Expenses	2.27%
Incentive fees	1.60%

Total expenses	3.87%

The net income and expenses ratios are computed based upon the weighted average net assets for the Trust for the three-month period ended March 31, 2003.

JWH GLOBAL TRUST
Schedule of Investments
March 31, 2003

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-0.46%)
Agriculture	72	$1,880,544	$6,609
Energy	0	0	0
Interest rates	398	$119,413,745	$204,376
Metals	379	13,053,188	(621,169)
Idices	9	183,780	(7,170)
		134,531,257	(417,354)
Forward positions (1.33%)
Currencies	23	149,725,503	1,214,603
Total long positions		$284,256,760	$797,249

Short positions
Futures positions (0.44%)
Agriculture	84	$1,089,000	$12,400
Energy	33	832,271	(44,699)
Interest Rates	527	$41,868,649	$(356,661)
Metals	621	21,008,664	479,352
Indices	181	9,794,087	312,255
		74,592,671	402,647

Forward positions (-2.67%)
Currencies	10	174,484,445	(2,439,063)
Total short positions		$249,077,166	$(2,036,416)

Total open contracts (-1.35%)			$(1,239,167)
Cash on deposit with brokers (90.64%)			82,925,039
Other assets in excess of liabilities (10.72%)			9,807,402
Net assets (100%)			$91,493,274

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended March 31, 2003

The Trust recorded a net profit of $4,418,356 or $10.06 per unit in the first quarter of 2003. As of March 31, the Trust has gained 49.59% since its inception in June 1997.

The JWH Global Trust began the year auspiciously with strong gains in January and February but closed lower in March, still ending the quarter, however, in positive territory. On March 31, 2003, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio while approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

In January, the currency sector supplied most of the month’s gain. Non-dollar trading had the largest effect on performance. The Trust’s long Euro, short Yen position was the most profitable position in this sector capitalizing on the very slow growth rate of Japan. Additional gains were made in the long U.S. dollar, short Yen position as well as the Swiss Franc. The steady slowing of the world’s economies fueled the decline of worldwide interest rates. Positions denominated in Euro and Yen were the most profitable. Gains were also posted in the British and U.S. markets. The energy portfolio of the Trust was positive despite a small allocation to this sector. The uncertainty of the Middle East cast a dark shadow over all markets. The remainder of the market sectors traded had little impact on performance. Overall, the Trust recorded a gain of $4,531,380 or $9.86 per unit in January.

The Trust continued its positive performance in February. The impending war with Iraq, slowing global economies, a weaker U.S. dollar and high energy prices became a recurring theme in the quarter. The currency sector was unchanged in February. The long Euro, short British pound position had the best return of the sector. The Australian dollar and the Swiss franc also performed well. The Japanese yen and the British pound suffered the largest losses due to the sharp reversal from January’s rally. All geographic components of the interest rate sector posted positive results as money market and bond yields worldwide continued to move lower. Notable returns were achieved in the Euro Bund, the U.S. 30-year and 10-year bonds and the Japanese Government bond. The energy sector was the second-best performing sector for the month. The highest returns came from London gas oil and NYMEX natural gas. Gold prices dropped $40 after the German Bundesbank announced that it had sold a portion of its gold reserves. This was the primary reason for negative performance from this sector. Overall, the Trust recorded a gain of $2,630,102 or $5.34 per unit in February.

The Trust closed lower in March as the war in Iraq created volatile moves in the world’s financial and commodity markets. Nearly all markets traded in the interest rate sector were negative as a whipsaw action in the U. S. dollar and interest rates led to losses. This was due to disappointing news in the progress of the war in Iraq. The nearly 35% rise in crude oil since mid-December was erased in just over one week’s time immediately before the start of the war. This caused negative performance in the energy sector. The metal and agricultural sectors had little impact on performance. The stock index sector was the only positive performer for the month. The Trust recorded a loss of $2,743,126 or $5.14 per unit in March.

In early March, out of concern for heightened volatility in global markets, JWH reduced the Trust’s exposure to all markets traded but continued to follow its disciplined trading approach. Normal market leverage will resume when it is deemed appropriate.

During the quarter there were 144,935.32 units sold to the beneficial owners for an investment of $21,895,406. Beneficial owners redeemed a total of 7,730.71 units during the quarter. The Managing Owner redeemed a total of 0.00 units during the quarter. At the end of the quarter there were 591,082.78 units outstanding owned by the beneficial owners and 5,754.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2003, the Trust had no material credit exposure to a counter-party, which is a foreign commodity exchange, or to any counter-parties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2002

The Trust recorded a loss of $6,235,975 or $14.11 per unit in the first quarter of 2002. As of March 31, the Trust has lost 2.48% since its inception in June 1997.

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

During the fiscal quarter ending March 31, 2002, the Trust had no material credit exposure to a counter-party, which is a foreign commodity exchange, or to any counter-parties dealing in over the counter contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2002.

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

PART II - OTHER INFORMATION

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

(4)(iv) For the account of the issuer, the amount of units sold as of March 31, 2003 is $1,436,788, and the aggregate offering price of the amount sold as of March 31, 2003 is $1,436,788.

(vi) The net offering proceeds to the issuer totaled $1,436,788.

(vii) From the effective date of the Registration Statements to March 31, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $1,436,788.

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

JWH Global Trust

Date: May 14, 2003

By:	CIS Investments, Inc., Its Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)
CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JWH Global Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;

4.	The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:

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

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. May 14, 2003

CERTIFICATION

I, Shaun O'Brien, the Chief Financial Officer of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

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

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. May 14, 2003