Form 10-Q
period 2003-06-30
JWH GLOBAL TRUST
filed 2003-08-13
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

The number of units outstanding, as of June 30, 2003, is 834,135.16.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition
Statements of Operations
Statement of Changes in Unitholders’ Capital
Notes to Financial Statements
Schedule of Investments
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Internal Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES
CERTIFICATIONS
EXHIBIT 99
FORM 10-K DECEMBER 31, 2002

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 6/30/03	Year to Date Ended 6/30/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 6/30/02	Year to Date Ended 6/30/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Unitholders' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$117,638,997	$56,847,327
Unrealized loss (gain) on open contracts	(3,841,206)	6,350,230

	113,797,791	63,197,557

Receivable for units sold	16,573,770	1,853,334
Interest receivable	90,288	60,731

Total assets	130,461,849	65,111,622

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	611,008	340,076
Accrued management fee	189,623	105,324
Accrued incentive fee	837,797	0
Accrued operating expenses	48,305	60,000
Accrued offering expenses	46,751	26,147
Redemptions payable	348,033	449,549

Total liabilities	2,081,517	981,096

Unitholders' Capital:
Benefical Owners (828,396.66 units outstanding at June 30, 2003, 453,878.17 units outstanding at December 31, 2002)	127,497,140	63,327,633
Managing Owner (5,738.50 units outstanding at June 30, 2003, 5,754.50 units outstanding at December 31, 2002)	883,192	802,893

Total unitholders' capital	128,380,332	64,130,526

Total liabilities and unitholders' capital	$130,461,849	$65,111,622

Net asset per unit	$153.91	$139.53

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
(unaudited)

	Apr. 1, 2003 through June 30, 2003	Jan. 1, 2003 through June 30, 2003	Apr. 1, 2002 through June 30, 2002	Jan. 1, 2002 through June 30, 2002
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$7,536,257	$22,282,493	$6,570,195	$3,703,411
Change in unrealized loss (gain) on open positions	(2,602,038)	(10,191,434)	8,559,096	6,113,815
Interest Income	267,928	470,408	185,567	378,951
Foreign currency transaction gain	172,776	193,648	105,271	74,893
Total revenues	5,374,923	12,755,115	15,420,129	10,271,070

Expenses:
Commissions	1,704,142	2,944,910	790,050	1,535,447
Exchange, clearing and NFA fees	9,775	15,988	3,928	8,913
Management fees	528,198	912,497	244,712	475,938
Incentive fees	849,814	2,071,663	1,015,646	1,015,646
Amortization of prepaid initial organization and offering costs	0	0	22,029	55,072
Ongoing organization and offering expenses	129,665	223,372	60,320	117,704
Operating expenses	15,000	30,000	15,000	29,882

Total expenses	3,236,594	6,198,430	2,151,685	3,238,602

Net profit	$2,138,329	$6,556,685	$13,268,444	$7,032,468

Profit per unit of beneficial ownership interest	$4.32	$14.38	$30.64	$16.53
Profit per unit of managing ownership interest	$4.32	$14.38	$30.64	$16.53

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through June 30, 2003
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2003	453,878.17	$63,327,633	$802,893	$64,130,526

Net profit		6,473,924	82,762	6,556,685

Unitholders' contributions	389,821.93	60,047,831	0	60,047,831

Unitholders' redemptions	(15,303.44)	(2,352,248)	(2,463)	(2,354,710)

Unitholders' capital at June 30, 2003	828,396.66	$127,497,140	$883,192	$128,380,332

Net asset value per unit January 1, 2003		139.53	139.53

Net profit per unit		14.38	14.38

Net asset value per unit June 30, 2003		$153.91	$153.91

* Units of beneficial ownership interest.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. By June 30, 2003, a total of 1,681,616.38 units representing an investment for $198,499,034.21 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain (loss) on open futures contracts in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

(3)   Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing three of its trading programs, the JWH GlobalAnalytics® Family of Programs, the Financial and Metals Portfolio, and the G-7 Currency Portfolio.

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

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended June 30, 2003 and June 30, 2002 and is included in operating expenses in the statements of operations.

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

Net trading results from derivatives for the periods ended June 30, 2003, and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2003, as disclosed in the Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the extent of the Trust’s involvement in derivatives at the date of the statement of financial condition.

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

(7)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the six-month period ended June 30, 2003. Total return is calculated as the change in the aggregate beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	12.87%
Less incentive fee allocation	2.56%
Total Return	10.31%

Ratio to average net assets:
Net income	6.98%

Expenses:
Expenses	4.39%
Incentive fees	2.20%

Total expenses	6.59%

The net income and expenses ratios are computed based upon the weighted average net assets for the Trust for the six-month period ended June 30, 2003.

JWH GLOBAL TRUST
Schedule of Investments
June 30, 2003

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-1.67%)
Agriculture	190	$4,123,266	$(132,809)
Energy	309	8,146,306	170,561
Interest rates	3,271	446,332,519	(1,952,176)
Metals	484	17,236,810	(498,819)
Idices	521	27,442,379	273,290
		503,281,280	2,139,953
Forward positions (-3.47%)
Currencies	37	339,376,680	(4,450,544)
Total long positions		$842,657,960	$(6,590,497)

Short positions
Futures positions (0.23%)
Agriculture	475	$4,750,453	$57,777
Interest Rates	282	139,574,634	338,436
Metals	462	15,311,126	(102,689)
		159,636,213	293,524

Forward positions (1.91%)
Currencies	38	278,142,075	2,455,767
Total short positions		$437,778,288	$2,749,291

Total open contracts (-2.99%)			$(3,841,206)
Cash on deposit with brokers (91.63%)			117,638,997
Other assets in excess of liabilities (11.36%)			14,582,541
Net assets (100%)			$128,380,332

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter ended June 30, 2003

The Trust recorded a net profit of $2,138,329 or $4.32 per unit in the second quarter of 2003. As of June 30, the Trust has gained 53.91% since its inception in June 1997.

The Trust began the quarter with gains in April and a strong May but closed lower in June. Overall, it ended the quarter in positive territory. On June 30, 2003, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust ended April in positive territory as the swift victory in Iraq impacted markets worldwide. The currency sector was primarily responsible for the Trust’s gain in April. The initial enthusiasm for the U.S. dollar in a post-Iraqi war world gave way to bleak fundamentals. The U.S. deficit continued to weigh heavily on the Dollar. Non-Dollar trading had the largest effect on trading profits, specifically, the long Euro/short Yen, long Euro/short British pound, and the long Australian dollar positions. The interest rate sector was positive largely due to a long position in the Japanese 10-year Government bond. The stock index position was down slightly. Most equity markets rallied around the world, encouraged by the quick end to major conflict in Iraq. Energies were marginally positive in April. The fewer than expected oil field fires in Iraq put considerable downward pressure on the price per barrel. Natural gas rallied most of the month on weather related issues and storage deficits. Contrary to the Trust’s position, gold rallied in early April in expectation of the next inflationary cycle. This led to negative performance in the metal sector. Agricultural products were slightly profitable for the month. In response to the conclusion of the major fighting in the Iraqi war, JWH did resume full leverage in the three trading programs effective April 10. The decision to reduce exposure to all markets during the Iraqi conflict proved to be beneficial for investors. Overall, the Trust recorded a gain of $1,147,485 or $1.92 per unit in April.

The Trust also posted positive results for the month of May. Currencies were the best performing sector for May due mainly to the weakening of the U.S. dollar. Investments in the fixed income sector were positive for the month as yields continued to trend lower. The biggest contributors were the Euro Bunds, U.S. 30-year Bonds, Japanese Government 10-year Bonds, and the U.S. 10-year Notes. Stock indices were negative for May due primarily to the poor performance in the Japanese Osaka Nikkei Index. The Nasdaq E-Mini 100 Index turned in the best performance for this sector. Energies posted negative results in May. All crude and crude-related products were down as a result of the markets rallying due to short supply factors. The only positive component in this sector was natural gas. Agricultural products were negative for May. The largest detractors were corn and New York coffee, while the largest positive contributor was cotton. Metals were slightly down for May. Losses occurred in copper, silver and aluminum. Only gold managed to perform in positive territory. Overall, the Trust recorded a gain of $7,826,012 or $11.78 per unit in May.

Overall, the Trust was down in June, which started out as a promising month, but turned abruptly negative during the last two weeks. Two trends that were reestablished after the Iraqi War -- a weakening Dollar and falling global interest rates -- reversed course sharply as hints of improving economic times forced the liquidation of large positions in fixed income and currency markets. Currencies suffered the largest sector loss in June, due to the late month strengthening of the U.S. dollar. Stock indices were the only sector to register positive returns for the month of June. Fixed income investments incurred the second largest sector loss for June. The largest losses were registered in the Japanese 10-year Government Bonds, Euro Bunds and the U.S. 30-year Bonds. Crude oil was up for the month despite volatile trading. Prices were buoyed by a downshift in OPEC output and the concerns over Tropical Storm Bill, hitting the Gulf coast. Overall, however, the energy sector was down for June. The metals sector was down in June, primarily due to the poor performance of gold. Agricultural products were down for the month. All of the other parts of this group had negligible results. The Trust recorded a loss of $6,835,168 or $9.38 per unit in June.

Effective July 1, 2003, the Brokerage Fee of the Trust was reduced by 1/2 of 1% to 6.0% annually. This reduction is being taken by CIS and represents a direct benefit to the Trust.

During the quarter there were 244,886.61 units sold to the Beneficial Owners for an investment of $38,152,425. Beneficial Owners redeemed a total of 7,572.73 units during the quarter. The Managing Owner redeemed a total of 16.00 units during the quarter. At the end of the quarter there were 828,396.66 units outstanding owned by the Beneficial Owners and 5,738.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2003, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2002

The Trust posted a gain of $13,268,444 or $30.64 per unit in the second quarter of 2002. As of June 30, 2002, the Trust had made 28.16% since inception.

The Trust was up substantially in the quarter. On June 30, 2002, the JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust began the quarter with slightly lower performance in April. Weakness in the U.S. dollar provided strong results in the currency sector. Profits were accrued in short Dollar positions against the Japanese yen, Swiss franc, British pound and Euro. The long Dollar, short Euro position was the Trust’s most profitable position in April. Performance in the interest rate sector was very disappointing. Short positions in Dollar and Euro denominated bond markets were closed out as losses. The Trust’s profitable long position in the Japanese government bond market offset most of the other losses incurred by interest rate trading. Turmoil in the Middle East lifted the energy market higher, providing small gains. The metals sector was slightly lower as gains in gold could not offset losses in copper, silver and aluminum. Overall, the Trust recorded a small loss of $129,119 or $0.29 per unit in April.

The currency sector paved the way for strong performance in May. The U.S. dollar continued to weaken against most major currencies, most notably were the Euro, the Japanese yen and the Swiss franc which provided strong profits. Trends in the currency markets were aided by the U.S. Treasury’s “stand aside” approach on the Dollar policy and the Bank of Japan’s failed intervention attempts. The Australian dollar continued to rise as the currency linked to physical commodities, due to expectations of higher global inflation. The Trust’s long Euro versus short Japanese yen position was also profitable. The stock index sector registered modest gains during May, primarily due to the German DAX. The steepening U.S. yield curve allowed long positions in the two, five and ten-year bonds to accrue profits. However, performance in the 30-year bond contract was negative. The Japanese government bond provided the largest profit in the interest rate sector as it continued to climb. Losses were absorbed in the Australian and European interest rate markets. The metals sector was also positive for the month. Profits in long gold positions more than offset losses in industrial and base metals. All in all, the Trust recorded a gain of $3,756,934 or $8.56 per unit in May.

The Trust followed May’s gain with an extremely positive June. The economic drivers that fueled the strong performance included a confluence of events influencing the currency sector, which was the strongest performing sector due to the recent weakness of the Dollar. The Euro gained approximately 15% on the Dollar for the year-to-date. Investors selling U.S. stocks due to fear of additional accounting abnormalities puts pressure on stocks as well as the Dollar. Much of the proceeds of these sales appeared to be moving into non-Dollar investments along with global bonds and gold. The global bond market rallied as a result of money coming from sales of equities. This “flight to quality” helped the Trust’s long positions in the European, Japanese and U.S. bond markets to appreciate throughout the month. Short positions in the world’s stock markets via stock index futures were positive contributors in June. Corn and soybeans prices gained over 15% since lows were made in May. For June, the Trust recorded a gain of $9,640,629 or $22.37 per unit.

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

During the fiscal quarter ending June 30, 2002, the Trust had no material credit exposure to a counterparty which is a foreign commodity exchange or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2003

The Trust recorded a net profit of $4,418,356 or $10.06 per unit in the first quarter of 2003. As of March 31, the Trust has gained 49.59% since its inception in June 1997.

The Trust began the year auspiciously with strong gains in January and February but closed lower in March, still ending the quarter, however, in positive territory. On March 31, 2003, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio while approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

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

The Trust continued its positive performance in February. The impending war with Iraq, slowing global economies, a weaker U.S. dollar and higher energy prices became a recurring theme in the quarter. The currency sector was unchanged in February. The long Euro, short British pound position had the best return of the sector. The Australian dollar and the Swiss franc also performed well. The Japanese yen and the British pound suffered the largest losses due to the sharp reversal from January’s rally. All geographic components of the interest rate sector posted positive results as money market and bond yields worldwide continued to move lower. Notable returns were achieved in the Euro Bund, the U.S. 30-year and 10-year bonds and the Japanese Government bond. The energy sector was the second-best performing sector for the month. The highest returns came from London gas oil and NYMEX natural gas. Gold prices dropped $40 after the German Bundesbank announced that it had sold a portion of its gold reserves. This was the primary reason for negative performance from this sector. Overall, the Trust recorded a gain of $2,630,102 or $5.34 per unit in February.

The Trust closed lower in March as the war in Iraq created volatile moves in the world’s financial and commodity markets. Nearly all markets traded in the interest rate sector were negative as a whipsaw action in the U.S. dollar and interest rates led to losses. This was due to disappointing news in the progress of the war in Iraq. The nearly 35% rise in crude oil since mid-December was erased in just over one week’s time immediately before the start of the war. This caused negative performance in the energy sector. The metal and agricultural sectors had little impact on performance. The stock index sector was the only positive performer for the month. The Trust recorded a loss of $2,743,126 or $5.14 per unit in March.

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

During the fiscal quarter ending March 31, 2003, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2002

The Trust recorded a loss of $6,235,975 or $14.11 per unit in the first quarter of 2002. As of March 31, the Trust had lost 2.48% since its inception in June 1997.

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

During late February, CIS Securities, Inc. replaced CIS as JWH Global Trust’s Lead Selling Agent. This change did not have a material effect on the business of the Trust. The Trust recorded a loss of $2,702,058 or $6.13 per unit in February.

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

During the fiscal quarter ending March 31, 2002, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2002.

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
(4) (iv) For the account of the issuer, the amount of units sold as of June 30, 2003 is 1,681,616, and the aggregate offering price of the amount sold as of June 30, 2003 is $198,499,034.
(vi) The net offering proceeds to the issuer totaled $198,499,034.
(vii) From the effective date of the Registration Statements to June 30, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $198,499,034.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits
Certifications of Principal Executive Officer
Certifications of Principal Financial Officer
Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date: August 13, 2003

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

CERTIFICATION

I, James A. Davison, the President of CIS Investments, Inc. ("CISI"), the Managing Owner of JWH Global Trust (the "Trust"), do hereby certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JWH Global Trust;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Trust as of, and for, the periods presented in this quarterly report;
4.	The Trust's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Trust and we have:
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

By: /s/ James A. Davison

James A. Davison President CIS Investments, Inc. August 13, 2003

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

By: /s/ Shaun D. O'Brien

Shaun D. O'Brien Chief Financial Officer CIS Investments, Inc. August 13, 2003