Form 10-Q
period 2003-09-30
JWH GLOBAL TRUST
filed 2003-11-13
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

The number of units outstanding, as of September 30, 2003, is 1,102,712.90.

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

SIGNATURES

EXHIBIT 31.01 - Certifications of Principal Executive Officer
EXHIBIT 31.02 - Certifications of Principal Financial Officer
EXHIBIT 32 - Section 1350 Certification
FORM 10-K DECEMBER 31, 2002

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2003 and the additional time frames as noted:

	Fiscal Quarter Ended 9/30/03	Year to Date Ended 9/30/03	Fiscal Year Ended 12/31/02	Fiscal Quarter Ended 9/30/02	Year to Date Ended 9/30/02

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Unitholders' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	Sept. 30, 2003	Dec. 31, 2002
	(unaudited)
Assets
Assets:
Equity in commodity futures:
Cash on deposit with Brokers	$150,221,473	$56,847,327
Unrealized gain on open contracts	8,191,054	6,350,230

	148,412,527	63,197,557

Receivable for units sold	14,934,321	1,853,334
Interest receivable	116,921	60,731

Total assets	163,463,769	65,111,622

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	734,738	340,076
Accrued management fees	247,302	105,324
Accrued operating expenses	23,138	60,000
Accrued offering expenses	61,468	26,147
Redemptions payable	572,176	449,549

Total liabilities	1,638,822	981,096

Unitholders' Capital:
Benefical Owners (1,096,974.40 units outstanding at September 30, 2003, 453,878.17 units outstanding at December 31, 2002, respectively)	160,982,820	63,327,633
Managing Owner (5,738.50 units outstanding at September 30, 2003, 5,754.50 units outstanding at December 31, 2002, respectively)	842,127	802,893

Total unitholders' capital	161,824,947	64,130,526

Total liabilities and unitholders' capital	$163,463,769	$65,111,622

Net asset per unit	$146.75	$139.53

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
(unaudited)

	July 1, 2003 through Sept. 30, 2003	Jan. 1, 2003 through Sept. 30, 2003	July 1, 2002 through Sept. 30, 2002	Jan. 1, 2002 through Sept. 30, 2002
Revenues:
Gain (loss) on trading of commodity contracts:
Realized (loss) gain on closed positions	$(15,789,219)	$6,493,274	$13,592,380	$17,295,791
Change in unrealized gain (loss) on open positions	12,032,258	1,840,824	(4,493,742)	1,620,073
Interest income	332,270	802,678	229,885	608,836
Foreign currency transaction (loss) gain	(140,292)	53,356	18,535	93,428
Total revenues	(3,564,983)	9,190,132	9,347,058	19,618,128

Expenses:
Commissions	2,049,985	4,994,896	971,274	2,506,721
Exchange, clearing and NFA fees	16,179	32,167	3,299	12,212
Management fees	689,776	1,602,273	300,366	776,304
Incentive fees	0	2,071,663	1,725,874	2,741,520
Amortization of prepaid initial organization and offering costs	0	0	0	55,072
Ongoing offering expenses	171,448	394,820	73,107	190,811
Operating expenses	45,000	75,000	15,000	44,882

Total expenses	2,972,388	9,170,819	3,088,920	6,327,522

Net (loss) profit	$(6,537,371)	$19,313	$6,258,138	$13,290,606

(Loss) profit per unit of beneficial ownership interest	$(7.16)	$7.22	$14.82	$31.35
(Loss) profit per unit of managing ownership interest	$(7.16)	$7.22	$14.82	$31.35

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
From January 1, 2003 through September 30, 2003
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2003	453,878.17	$63,327,633	$802,893	$64,130,526

Net loss (profit)		(22,383)	41,697	19,313

Unitholders' contributions	666,301.08	101,203,735	0	101,203,735

Unitholders' redemptions	(23,204.85)	(3,526,165)	(2,463)	(3,528,627)

Unitholders' capital at September 30, 2003	1,096,974.40	$160,982,820	$842,127	$161,824,947

Net asset value per unit January 1, 2003		139.53	139.53

Net profit per unit		7.22	7.22

Net asset value per unit September 30, 2003		$146.75	$146.75

* Units of beneficial ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997, the Trust registered an additional $155,000,000 for further investment and continued the offering. On July 2, 2003, the Trust registered an additional $300,000,000 for further investment and continued the offering. By September 30, 2003, a total of 1,958,095.53 units representing an investment for $239,654,938.17 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 8,602.73 units, representing a total investment of $885,058. See the JWH Global Trust prospectus for further details of the offering.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gain on open futures contracts in the statements of financial condition represents the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”. These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees at the annual rate of 6.0% (or a monthly rate of approximately 0.5%) of the Trust’s average month-end net assets after reduction of the management fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

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

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0 for the quarters ended September 30, 2003 and 2002 and is included in operating expenses in the statements of operations.

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

Net trading results from derivatives for the periods ended September 30, 2003, and 2002, are reflected in the statements of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2003, as disclosed in the Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the extent of the Trust’s involvement in derivatives at the date of the statement of financial condition.

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

(7)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the nine-month period ended September 30, 2003. Total return is calculated as the change in the theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	7.74%
Less incentive fee allocation	2.56%
Total Return	5.18%

Ratio to average net assets:
Net income	0.02%

Expenses:
Expenses	6.40%
Incentive fees	1.87%

Total expenses	8.27%

The net income and expenses ratios are computed based upon the weighted average net assets for the Trust for the nine-month period ended September 30, 2003. The amounts are not annualized.

JWH GLOBAL TRUST
Schedule of Investments
September 30, 2003
(unaudited)

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (1.47%)
Agriculture	624	$17,206,188	$1,458,406
Interest rates	2,166	$361,195,182	$1,175,138
Metals	1,280	46,736,216	547,164
Indices	400	26,493,996	(809,950)
		451,631,582	2,370,758
Forward positions (10.56%)
Currencies	68	609,585,290	17,089,874
Total long positions		$1,061,216,872	$19,460,632

Short positions
Futures positions (-0.91%)
Agriculture	676	$7,052,937	$(8,836)
Energy	273	$9,899,643	$(142,247)
Interest Rates	2,534	$615,461,609	$(1,272,952)
Metals	559	20,438,119	(96,416)
Indices	314	8,802,669	42,931
		661,654,977	(1,447,520)

Forward positions (-6.05%)
Currencies	24	258,697,907	(9,792,058)
Total short positions		$920,352,884	$(11,269,578)

Total open contracts (5.06%)			$8,191,054
Cash on deposit with brokers (86.65%)			140,221,473
Other assets in excess of liabilities (8.29%)			13,412,420
Net assets (100%)			$161,824,947

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter ended September 30, 2003

The Trust recorded a loss of $6,537,371 or $7.16 per unit in the third quarter of 2003. As of September 30, the Trust has gained 46.75% since its inception in June 1997.

The Trust began the quarter in negative territory, had a stronger August, but performance reversed again in September to post a negative quarter. On September 30, 2003, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

July was a difficult trading month as there were significant trend reversals in major markets that resulted in a loss. There were clear signs that the U.S. economic outlook was improving, as well as signs that a coordinated global economic recovery was also beginning. In general, the effects of all these factors was a strengthening U.S. dollar against most major currencies, rising global interest rates, mildly better stock prices, and higher base metal prices. The fixed income sector was positive for July. The best performing components of the sector were the short U.S. 10-year note and 30-year bond position. Foreign exchange trading had the largest loss for July. The strength of the U.S. dollar resulted in losses in the long British pound, Australian dollar, Swiss franc and the Euro positions. All equity indices registered positive gains in July. The best performers in the sector were the Osaka Nikkei and the German DAX. All components of the energy sector were positive in July. Metals were down for July due to a short position in gold. Agriculture products were in negative territory for the month. Overall, the Trust recorded a loss of $ 3,800,245 or $4.56 per unit in July.

Trending markets enabled the Trust to post a profitable August. Global markets responded to improving economic conditions in the U.S., Japan and, to a lesser degree, Europe. As a result, interest rates continued to move higher in these regions, and the U.S. dollar strengthened against most major currencies. Energy markets, with the exception of natural gas, continue to escalate due to supply concerns. The fixed income sector was up for the month of August. The vast majority of the profits came from a short Japanese government 10-year bond position. The foreign exchange sector was negative for August. The strengthening of the Yen against the U.S. dollar resulted in the largest loss in this sector for the month. Equity indices were profitable in August. The energy sector and metals were also up in August. Agricultural products were down for the month. The downward trend in grains that started in June reversed in the beginning of August due to harsh weather conditions. All in all, the Trust recorded a gain of $1,405,233 or $1.52 per unit in August.

The trends that provided profits in August abruptly turned around in September resulting in a loss for the month. The strength of the economic recovery in the United States was called into question due to the continued weakness in the U.S. government employment numbers. The result was interest rates moving lower again and the U.S. dollar giving back recent gains. Additionally, OPEC announced late in the month that they would be cutting production of crude oil, which reversed the decline in prices. The fixed income sector incurred the largest loss for September. The recovery of the Japanese government bond made the Trust’s short position the largest loss for the month. Currencies were positive in September. The vast majority of the profits came from the Japanese yen. Indices were negative in September. The losses were spread fairly evenly across the sector. The energy sector incurred the second largest loss for September due to the short position in oil. Metals were positive in September as the profits came from gold, which continued to trend higher in anticipation of higher inflation. Agricultural products were up for September. Overall, the Trust recorded a loss of $4,142,359 or $4.12 per unit in September.

During the quarter there were 276,479.15 units sold to the Beneficial Owners for an investment of $41,155,904. Beneficial Owners redeemed a total of 7,901.41 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,096,974.40 units outstanding owned by the Beneficial Owners and 5,738.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2002, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended September 30, 2002

The Trust posted a gain of $6,258,138 or $14.82 per unit in the third quarter of 2002. As of September 30, 2002, the Trust had made 42.98% since inception.

The Trust was up throughout the quarter. On September 30, 2002, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

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

The Trust posted positive performance for the fifth consecutive month in September. The U.S. economy continued to lead other industrialized nations in a global economic slowdown. Subsequently, interest rates denominated in Euros, British pounds, Australian dollars and most significantly, Japanese yen, continued to fall providing positive returns for the Trust. The most profitable markets in this sector were the U.S. 10-year bond, German bund, and British treasury bill. The currency sector was the poorest performing sector in September. Gains made in long Euro / short Japanese yen positions were more then offset by losses absorbed in U.S. dollar trading. The global slowdown enhanced performance in the stock index sector. Short positions in the U.S., German and Japanese indices prospered. The energy markets were also positive as long positions in crude oil, natural gas and heating oil posted gains. Returns in the metal and agricultural sectors were negligible. Overall, the Trust recorded a gain of $2,552,257 or $6.04 per unit in September.

During the quarter there were 20,215.32 units sold to the beneficial owners for an investment of $2,809,734. Investors redeemed a total of 14,255.30 units during the quarter. At the end of the quarter, there were 422,248.43 units outstanding owned by the beneficial owners and 5,754.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2002, the Trust had no material credit exposure to a counterparty which is a foreign commodity exchange or to any counterparties dealing in over the counter contracts.

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

Effective July 1, 2003, the Brokerage Fee of the Trust was reduced by 1/2 of 1% to 6.0% annually. This reduction was taken by CIS and represents a direct benefit to the Trust.

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

The Trust was up substantially in the quarter. On June 30, 2002, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

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

In January, performance was positive in the currency and energy sectors while interest rate, metal, stock index and commodity markets posted losses. The most significant gains came from the currency sector where the Japanese yen continued to lose value. This was beneficial to Trust investors because the short Yen position was the largest in the portfolio. Trading in all other currency markets was negative. The Enron news created a “flight to quality” situation which led to higher U.S. and European bond prices. These news items and others ceased the selling activity in global bonds and caused losses in the Trust’s long interest rate positions. The energy sector posted a very small gain as short positions in natural gas exceeded losses taken in all other energy markets. Precious metals rallied sharply for the first time in months. Initially this was negative for the Trust. However, by month end, a long position was taken and the loss absorbed earlier in the month was lessened. Overall, the Trust recorded a loss of $793,776 or $1.79 per unit in January.

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

Item 4. Controls and Internal Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

a)	None
b)	None
c)	None
d)	Regulation S-K Item 701(f)
(1)	The use of proceeds information is being disclosed for Registration Statement Nos. 333-33937 and 333-105282, filed pursuant to Commission Rule 429, delcared effective on September 24, 1997 and July 2, 2003, respectively.
(4) (iv)	For the account of the issuer, the amount of units sold as of September 30, 2003 is 1,966,698.26, and the aggregate offering price of the amount sold as of September 30, 2003 is $240,539,995.66.
(vi)	The net offering proceeds to the issuer totaled $240,539,995.66.
(vii)	From the effective date of the Registration Statements oto September 30, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $240,539,995.66.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits
The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on March 12, 2002 with Post-Effective Amendment No. 6 to Registration Statement on Form S-1 (Reg.No. 333-33937).

Exhibit Number	Description of Document
1.01	Form of Selling Agreement among CIS Securities, Inc., the Registrant, the Managing Owner, CIS Financial Services, Inc. ("CISFS"), Cargill Investor Services, Inc. ("CIS") and John W. Henry & Company, Inc. ("JWH").

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on May 15, 2003 with Registrant's Registration Statement on Form S-1 (Reg. No. 333-105282).
Exhibit Number	Description of Document
3.01	Form of Fifth Amended and Restated Declaration and Agreement of Trust of the Registrant (included as Exhibit A to the Prospectus).
10.01	Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

The following exhibit is incorporated by reference herein from the exhibit of the same description and number filed on August 19, 1997 with Registrant's Registration Statement on Form S-1 (Reg. No. 333-33937).
Exhibit Number	Description of Document
10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on February 10, 1997 with Amendment No. 1 to Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).
Exhibit Number	Description of Document
3.03	Certificate of Amendment of Certificate of Trust of the Registrant.
10.01	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.
10.02	Form of Customer Agreement between the Registrant and CIS.
10.03	Form of Foreign Exchange Account Agreement between the Registrant and CISFS.
10.04	Form of Cash Bullion Account Agreement between the Registrant and CISFS.
10.06	Form of Transfer Agent Agreement.

The following exhibits are incorporated by reference herein from the exhibits of the same description and number filed on November 26, 1996 with Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).
Exhibit Number	Description of Document
3.01	Certificate of Trust of the Registrant.

The following exhibits are included herewith:
Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification

b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date: November 12, 2003

By:	CIS Investments, Inc., One of its General Partners

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

EXHIBIT INDEX

EXHIBIT INDEX
Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification