Form 10-K
period 2003-12-31
JWH GLOBAL TRUST
filed 2004-03-30
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 333-105282

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

The Partnership’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. The net asset value of the units held by non-affiliates investors as of June 30, 2003 was $127,497,140.

TABLE OF CONTENTS

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II
Item 5. Market for the Registrant's Units and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Benefical Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 13.01
EXHIBIT 14.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01

Documents Incorporated by Reference

Incorporated by reference in Part IV, Item 14 is Post-Effective Amendment No. 1 to the Registration Statement No. 333-16825 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on April 3, 1997.

Incorporated by reference in Part IV, Item 14 is Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, declared effective on September 24, 1997.

Incorporated by reference in Part IV, Item 14 is Post-Effective Amendment No. 6 to the Registration Statement No. 333-33937 of the Trust on Form S-1 under the Securities Act of 1933, filed on March 12, 2002.

Incorporated by reference in Part IV, Item 14 is Post-Effective Amendment No. 1 to the Registration Statement No. 333-105282 of the Trust on Form S-1 under the Securities Act of 1933, filed on February 27, 2004.

Part I

Item 1. Business

(a) General Development of Business: Narrative Description of Business

JWH Global Trust (the “Trust”) is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of an independent trading advisor. The managing owner of the Trust is CIS Investments, Inc., a Delaware corporation organized in June 1983 (“CISI” or the “Managing Owner”). The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust exclusive of trading decisions. The Managing Owner is an affiliate of Cargill Investor Services, Inc., the clearing broker for the Trust (“CIS” or the “Clearing Broker”) and CIS Financial Services, Inc., which acts as the Trust’s currency dealer (“CISFS”). Trading decisions for the Trust are made by an independent commodity trading advisor, John W. Henry & Company, Inc. (“JWH” or the “Advisor”).

CIS is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the trading advisor to the Trust is a “Commodity Trading Advisor”, as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). CIS Securities, Inc., an affiliate of the Managing Owner and the lead selling agent for the Trust, is registered as a broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”) and the Securities and Exchange Commission (the “SEC”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter at the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional units. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units. On May 15, 2003, Post-Effective Amendment No. 8 was filed with the SEC to register an additional $300,000,000 of units. The units are currently offered pursuant to a Prospectus dated July 2, 2003. The current Prospectus will expire on April 2, 2004. As a result of the units being offered at each month-end’s NAV, the total number of units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

The initial closing of the Trust was on May 30, 1997 and the Trust commenced trading on June 2, 1997. The initial Beneficial Owners of the Trust, representing ownership of $1,000, were redeemed on May 30, 1997, prior to the commencement of trading.

Under the terms of the Sixth Amended and Restated Declaration and Agreement of Trust, the Managing Owner may not select Trust transactions involving the purchase or sale of any Commodity Interests, but must select one or more advisors to direct the Trust’s trading with respect thereto. The Managing Owner has chosen and caused the Trust to enter into a Trading Advisory Agreement (the “Advisory Agreement”) with JWH, the Trust’s sole commodity trading advisor. Commencing on June 2, 1997, after the conclusion of the offering period with respect to the Trust’s units, JWH began to provide commodity trading instructions to CISI on behalf of the Trust.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust amortized these costs over the Trust’s first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement of 0.5% of the Trust’s average month-end net assets per year. The Prospectus includes a complete discussion of the Trust’s fees and expenses.

The Advisory Agreement between the Trust and JWH provides that JWH shall have sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it. As of December 31, 2003, JWH was managing 100% of the Trust’s assets. The Advisory Agreement with JWH commenced on April 3, 1997 and continued in effect until the close of business on the last day of the twelfth full calendar month following the commencement of trading activities by the Trust, with automatic renewal for three additional twelve-month terms. The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms, unless earlier terminated in accordance with the termination provisions contained therein.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Sixth Amended and Restated Declaration and Agreement of Trust. The Advisory Agreement may be terminated by the Trust at any time, upon 60 days’ prior written notice to the Advisor. In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the NAV of Trust funds allocated to the Advisor’s management decreases as of the close of trading on any business day by more than 30% from the sum of the NAV of all funds allocated to the Advisor (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor’s registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust’s trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

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

The Advisor and its principals, affiliates and employees are free to trade for their own accounts and manage other commodity accounts during the term of the Advisory Agreement and to use the same information and trading strategy which the Advisor obtains, produces or utilizes in the performance of services for the Trust. To the extent that the Advisor recommends similar or identical trades to the Trust and other accounts, which it manages, the Trust may compete with those accounts for the execution of the same or similar trades.

Other trading advisors who are not affiliated with the Trust may utilize trading methods that are similar in some respects to those methods used by the Trust’s Advisor. These other trading advisors could also be competing with the Trust for the same or similar trades as requested by the Trust’s Advisor.

Pursuant to the Advisory Agreement between the Trust and JWH, the Trust paid JWH 0.33% of the month-end net assets under its management after deduction of a portion of the brokerage commissions at a 1.25% annual rate (rather than the full brokerage commission) prior to October 1, 2000. Effective October 1, 2000, the management fee was reduced to 0.167%. The Trust paid JWH a quarterly incentive fee of 15% of trading profits (after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the full brokerage commission) achieved on the assets of the Trust allocated by the Managing Owner to JWH’s management prior to October 1, 2000. Effective October 1, 2000, the incentive fee was increased to 20%. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually. See the Prospectus for a description of Net Asset Value and trading profits.

The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies. From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio. For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio. On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program. Trust assets were reallocated 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs. JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

The Trust’s net assets are deposited in the Trust’s accounts with CIS and CISFS, the Trust’s clearing broker and currency dealer, respectively. The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in U.S. dollars or at the applicable rates in respect of deposits denominated in currencies other than U.S. dollars (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust are performed by the Managing Owner. The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

(b) Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust’s business, as of December 31, 2003, is set forth under Items 6 and 7 herein.

(c) Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

(d) Available Information

The Trust is not an accelerated filer; however, it is providing the following information in accordance with Item 101(e) of Regulation S-K.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for the Registrant's Units and Related Security Holder Matters

(a)	(i) There is no established public market for the units and none is expected to develop.
(ii) As of December 31, 2003, there were 1,381,108.44 units held by Beneficial Owners for an investment of $205,949,414. The Managing Owner held an investment of $1,163,886 (which is the equivalent of 7,805.08 units). A total of 47,581.37 units had been redeemed by Beneficial Owners and 16 units by the Managing Owners during the period of January 1, 2003 to December 31, 2003. The Trust's Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures.
(iii) To date no distributions have been made to owners of beneficial interest in the Trust. The Sixth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distribution, but gives the Managing Owner sole discretion of determining what distribution, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and does not currently inted to declare such distribution.
(b)	Regulation S-K Item 701(f)
(1) The use of proceeds information is being disclosed for Registration Statement Nos. 333-16875, 333-33937 and 333-105282 declared effective on April 3, 1997, September 24, 1997 and July 2, 2003, respectively.
(4)(v) For the account of the issuer, the amount of units sold as of December 31, 2003 is 2,277,275, and the aggregate offering price of the amount sold as of December 31, 2003 is $285,405,812.
(vi) The net offering proceeds to the issuer totaled $285,405,812.
(vii) From the effective date of the Registration Statements to December 31, 2003, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $285,405,812.
(c)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exhcange Act during the period of January 1, 2003 through December 31, 2003.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		1999	2000	2001	2002	2003
1.	Revenues (000)	$2,339	$7,447	$4,430	$19,741	$17,203
2.	(Loss) Net Income From Continuing Operations (000)	(9,222)	(1,126)	(1,254)	(12,057)	3,964
3.	(Loss) Net Income Per Unit	(10.89)	10.08	(2.96)	27.90	9.59
4.	Total Assets (000)	89,612	52,922	50,278	65,112	210,466
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities. During 2003, Beneficial Owners purchased 974,811.64 units for $145,759,476. The Managing Owner purchased 2,066.58 units for $300,067 thus making the total contributions $146,059,543 for 2003. For the fiscal year ended December 31, 2003, the Beneficial Owners redeemed a total of 47,581.37 units for $7,037,766. The Managing Owner redeemed a total of 16 units for $2,613. For the fiscal year ended December 31, 2002, the Beneficial Owners redeemed a total of 71,771.69 units for $8,442,368. The Managing Owner redeemed no units.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Trust – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Trading Advisor monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors. The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust. The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

The Trust’s trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

The amount of assets invested in the Trust generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by JWH, and the Trust’s expenses are primarily charged as a fixed percentage of its asset base, however large.

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust’s dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Trust’s operation to date and are expected to continue to be so.

(b) Liquidity

The Trust’s net assets are held in brokerage accounts with CIS and CISFS. Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit the Advisor to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 2003, CIS and CISFS had paid or accrued to pay interest of $1,183,618 to the Trust. For the calendar year ended December 31, 2002, CIS and CISFS paid or accrued to pay interest of $811,042 to the Trust.

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

(c) Results of Operations

The Trust’s success depends on the Advisor’s ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results, and its past performance is not necessarily indicative of its future results. The Managing Owner believes, however, that there are certain market conditions — for example, markets with major price movements — in which the Trust has a better opportunity of being profitable than in others.

The Advisor’s programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as the Advisor base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If the Advisor’s models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the Advisor programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Trust’s positions while retaining most of the profits made from following the trend.

The performance summaries set forth below outline certain major price trends which the Advisor’s programs have identified for the Trust during the last three fiscal years. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Advisor will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future. Furthermore, the general causes to which certain trends are attributed may or may not in fact have caused such trends, as opposed to simply having occurred at about the same time. While there can be no assurance that the Advisor will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Trust.

2003

The Trust posted another profitable year in 2003. The Net Asset Value at year-end was $149.12 per unit compared to $139.53 per unit at the beginning of the year. This represents an increase of $9.59 per unit or 6.87% for the calendar year. Currency trading was the driving force behind the profitable year. The financial markets were influenced by three dominate themes this past year: the global re-balancing of the U.S. dollar against other major currencies, the accommodative monetary polices of the three largest central banks, and the emergence of China as a global economic power. The latter event had perhaps the single largest effect on the currency, fixed income, energy and grain markets.

The majority of the positive performance of 2003 occurred during the first quarter, primarily generated in the currency and fixed income sectors. The pending war between the U.S. and Iraq, growing U.S. budget deficits and shrinking U.S. tax revenues helped propel the Euro against the U.S. dollar, the British pound and the Japanese yen making these some of the most profitable currency positions. The economic slowdown in most of the industrialized world led to higher bond prices which were most pronounced in Europe and Japan. The fear of worldwide deflation cast a pall on the major global stock indices which made their lows for the year in the first quarter allowing the Trust to capture the profitable down trend. The entire energy sector was positive for the quarter, due to the rise in energy prices in anticipation of the Iraqi war. However, once the conflict began energy prices quickly retreated as a result of a quick U.S. victory diminishing the overall profits for this sector. Metals had mixed results for the quarter. Gold was positive as the price rose due to the war concerns, weaker U.S. dollar and lack of producer hedging. Copper benefited from the robust U.S. housing industry while silver and aluminum suffered from oversupplied markets. Agricultural products were negative for the quarter with most components having negligible results.

The second quarter was positive with the bulk of the profits coming from the currency sector followed by the fixed income sector. This was the transition quarter for 2003. The U.S.‘s quick victory in the Iraqi War initially provided strength to the U.S. dollar but the reality of higher than expected budget deficits due the cost of the war and a low U.S. savings rate again placed downward pressure on the U.S. dollar against most major currencies. Perhaps the most significant event for fixed income markets came in May when the FOMC announced that the risk of inflation was to the downside. This marked the end of the twenty-five year battle that the Federal Reserve had waged against inflation. Interest rates that appeared poised to rise after the war made an abrupt about face when yields in the U.S. tumbled. In June the Fed Funds rate reached 1.00%, the lowest level in forty years. All of the fixed income components in the U.S. and Europe were positive. Equities around the globe had mixed results which often occur when markets are in the midst of directional change. By the end of the quarter most indices were starting to show consistent strength contributing a modest gain to the Trust. The energy sector was unprofitable for the quarter as a result of volatile trading conditions. The metal sector also suffered a loss for the quarter when prices moved lower after the initial post-war economic euphoria, only to rebound against a weakening U.S. dollar and mildly bullish economic news. Agricultural products were down again as most components suffered minor losses.

All sectors with the exception of indices were negative for the third quarter. Positive economic news in the U.S. and parts of Europe reversed the downward trend in the U.S. dollar. This lasted until mid-September when the members of the G-7 met and announced that exchange rates should reflect economic fundamentals. The market perceived this as an invitation to renew U.S. dollar selling causing the foreign exchange sector to be down for the quarter. The one bright spot was the profitable position in the Japanese yen against the U.S. dollar which strengthened despite a persistent campaign by the Bank of Japan to maintain a weak yen policy to benefit Japanese exporters. Another effect of the positive economic news was the reversal in bond markets as interest rates began moving higher with anticipation of a global economic recovery. The results were mixed throughout the yield curve. Indices were the lone profitable sector for the quarter as the upward trend that started in the previous quarter was firmly entrenched. The combination of continued favorable economic data and increased corporate profitability helped buoy share prices. Energies suffered a mild setback due to the volatile nature of trading and sensitivity to weekly inventory news and changing production levels. Adding to this confusion was the slower than expected revitalization of Iraqi oil fields. Metals also failed to make a positive contribution when gold and silver moved lower in response to the strengthening U.S. dollar.

The final quarter of the year was marginally profitable. Once again, currencies led the way. Despite a growing U.S. economy the dollar moved lower as a result of asset reallocation. Central banks, including Saudi Arabia, China, India and Korea have been reducing the percentage of U.S. dollars in their respective currency reserves and increasing the percentage in the Euro, British pound and to a lesser extent the Japanese yen. This explains some of the considerable pressure placed on the U.S. dollar this year especially in the fourth quarter, making it the most profitable sector for the period. The FOMC stated in December that interest rates would remain low for a considerable period causing the interest rate markets to quickly reverse their course and move lower. This resulted in the largest sector loss for the quarter. Indices were unprofitable for the quarter due to the volatile trading partly as a result of renewed terrorist threats. Energies were also down in the fourth quarter in very volatile trading. Overall, the price of energy continues to move higher due to low inventories and increased demand. China has now surpassed Japan as the second largest importer of crude for industrial consumption. Agricultural products and metals made positive contributions this period as prices rose mainly due to China’s demand for raw materials. China has become the largest recipient of direct foreign investment surpassing the U.S. Their appetite is enormous.

Effective July 1, 2003, the brokerage rate paid by the Trust to CIS was reduced from 6.5% annually to 6.0% annually directly benefiting the shareholders.

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

As the second quarter began, it became apparent that the trends that started in the first quarter were of substance. The Euro and Yen gained aggressively on the Dollar throughout the second quarter. The currency sector accounted for nearly all of the Trust’s 30% gain. While being net unchanged, the Trust’s interest rate portfolio was positioned to benefit from falling global rates. The Trust was marginally lower in April but considerably higher in both May and June.

The U.S. economy continued to lead other industrialized nations in a global economic slowdown during the third quarter. Subsequently, interest rates denominated in Euros, British pounds, Australian dollars and most significantly, Japanese yen continued to fall providing positive returns for the Trust. In addition to the economic slowdown, the Enron scandal and fears of others created a “flight to quality” which benefited the Trust’s bond positions. The Trust was positive for all three months of the third quarter.

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

(d) Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, continued inflation is not expected to have a material adverse effect on the Trust’s operations or assets.

(e) Off-Balance-Sheet Arrangements

The Trust does not have any off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

(f) Tabular Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term. That is, they are held for less than one year. Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

The Trust’s Annual Report, included as Exhibit 13.01 to this report, presents a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2003. The net unrealized gain on the Trust’s open long futures and forward currency contracts at December 31, 2003 was $10,691,591.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

In the case of market sensitive instruments, which are not exchange traded (almost exclusively currencies in the case of the Trust), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Trust's Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal year 2003 and 2002. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2003, the Trust’s average total capitalization was approximately $133.8 million, and during fiscal year 2002, the Trust’s average total capitalization was approximately $52.9 million.

Fiscal Year 2003

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$5.4	$1.2	$3.5	2.6%
Currencies	$4.8	$0.9	$2.9	2.1%
Stock Indices	$2.9	$0.6	$1.4	1.0%
Precious Metals	$1.6	$0.3	$0.8	0.6%
Commodities	$1.2	$0.1	$0.5	0.4%
Energy	$1.8	$0.1	$0.9	0.7%

Total	$17.7	$3.2	$10.0	7.4%

Fiscal Year 2002

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$2.2	$0.4	$1.2	2.2%
Currencies	$3.6	$0.3	$1.9	3.6%
Stock Indices	$0.7	$0.2	$0.4	0.8%
Precious Metals	$0.4	$0.1	$0.2	0.4%
Commodities	$0.4	$0.1	$0.2	0.3%
Energy	$0.6	$0.1	$0.3	0.6%

Total	$7.9	$1.2	$4.2	7.9%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 2003 and December 31, 2002, the Trust had approximately $183.3 million and $56.8 million, respectively, in cash on deposit with CIS and CISFS.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust’s primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2003 and December 31, 2002, by market sector.

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

Currencies. The Trust's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a large number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar). However, the Trust's major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Trust in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Trust’s primary equity exposure is to equity price risk in the G-7 countries and the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2003, the Trust’s primary exposure was in the E Nasdaq, Euro DJ, OSE Nikkei (Japan) and SFE SPI 200 (Australia). As of December 31, 2002, the Trust’s primary exposures were in the SFE SPI 200 and the DAX stock indices. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals. The JWH programs currently used for the Trust trade mainly precious and base metals, and the Trust's primary metals market exposure is to fluctuations in the price of gold. JWH has from time to time taken substantial positions as it has perceived market opportunities in these metals to develop.

Commodities. The Trust's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn, wheat, beans, soybean oil and sugar accounted for the substantial bulk of the Trust's commodities exposure as of December 31, 2003 and December 31, 2002. In the past, the Trust has had material market exposure to cotton, live cattle, coffee and the soybean complex and may do so again in the future. However, JWH and the Trust will maintain an emphasis on grains, cotton, sugar and soybean complex, in which the Trust has historically taken its largest commodity positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2003 and December 31, 2002.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2003 and 2002. This information has not been audited.

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Total Revenues	$7,380,193	$5,374,923	$(3,564,983)	$8,012,771
Total Expenses	$2,961,837	$3,236,594	$2,972,388	$4,068,475
Net Income (Loss)	$4,418,356	$2,138,329	$(6,537,371)	$3,944,296
Net Income (Loss) per Unit	$10.06	$4.32	$(7.16)	$2.37

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002
Total Revenues	$(5,149,058)	$15,420,129	$9,347,058	$122,609
Total Expenses	$1,086,917	$2,151,685	$3,088,920	$1,356,022
(Loss) Net Income	$(6,235,975)	$13,268,444	$6,258,138	$(1,233,413)
(Loss) New Income per Unit	$(14.11)	$30.64	$14.82	$(3.45)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of fiscal year 2003, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments, Inc. The officers and directors of the Managing Owner as of December 31, 2003 were as follows:

CIS Investments, Inc.

James A. Davison (born in May 1961) is Chairman, Chief Executive Officer and a director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill plc and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill plc in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He re-joined Cargill plc in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Leslie S. Allan (born in December 1961) is President and Chief Operating Officer. He joined CIS in 2003 with over twenty years experience in global financial markets and equities. Mr. Allan’s responsibilities include the execution of the CIS strategy and the global leadership of the Client Product Group.

Previously, Mr. Allan served as Managing Director for Lehman Brothers (London), where he managed a global team of twenty-one people dedicated to providing services to hedge fund customers, including event-arbitrage strategies and finance products. Prior to this, he had responsibility for similar activities as Executive Director, Global Equity Derivatives, for Deutsche Bank A.G. (London). Mr. Allan’s other industry experience includes institutional equities sales on behalf of Jefferies International PLC, where he also created the Special Situation Equity Sales Team. Between 1984 and 1993, as Senior Vice President of U.S. Equity Sales based in Los Angeles, he co-founded the London Office, managed a portfolio of twenty institutional customers, and was a Trustee of the firm’s International Pension Fund. Mr. Allan was also responsible for U.S. equity sales trading as an Executive Director with Goldman Sachs International (London) from 1993 through 1995. He began his industry career in 1981 as an Investment Dealer and Analyst with Ivory and Sime PLC in his hometown of Edinburgh, Scotland.

Dale F. H. Martin (born in June 1959) is Senior Vice President and Chief Knowledge Officer. Mr. Martin received a B.S. in Physics and General Science from Gustavus Adolphus College, and a second B.S. in Electrical Engineering from Washington University. He also holds a M.B.A. from St. Thomas University. Mr. Martin is responsible for the development and management of CIS' global processes, operating platforms, and service to clients.
Mr. Martin joined Cargill, Incorporated in 1990 as a Development Manager in the U.S. In 1993, he transferred to the U.K. to serve as IT Director and then relocated back to the U.S. in 1997 with Cargill Energy Trading. Mr. Martin joined CIS in 2000. Prior to joining Cargill, Mr. Martin worked for Sperry Rand. He held various positions during his nine years with the firm, including Microprocessor Designer, Strategic Planner, and Program Manager.

Shaun D. O’Brien (born in November 1964) is Chief Financial Officer, Senior Vice-President and a director. Mr. O’Brien became a Vice President and a director of CIS on July 1, 1999. Mr. O’Brien graduated from Northeastern University in 1987 and received a Master’s degree from the University of Minnesota’s Carlson School of Management in 1999. Mr. O’Brien began working for Cargill in 1988 and joined CIS in 1999.

Barbara A. Pfendler (born in May 1953) is Vice President and a director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she is responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990 and Vice President of CIS in June 1996. She is a past member of the International Advisory Committee for the Managed Funds Association and currently serves on the CPO/CTA Advisory Committee for the National Futures Association.

Christopher Malo (born in August 1956) is Vice President. Mr. Malo graduated from Indiana University in 1978 with a B.S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started work at Cargill, Incorporated in June 1978. He joined CIS in 1979, and served as Secretary/Treasurer and Controller from 1983 until 1991. He was elected Vice President, Administration and Operations in July 1991. He was Managing Director in Europe from 1996 until January 1999, responsible for CIS activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He has served on the Board of the FIA in Chicago.

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

Jennifer S. Johnston (born in January 1967) is Treasurer. Ms. Johnston became a Vice President of CIS in October 2002. Ms. Johnston graduated from the University of Illinois in 1989 with a B.S. in Finance. Ms. Johnston began working at CIS in 1990. She has worked in various departments at CIS during her 14 year career.

Penelope J. Beckhardt (born November 1965) is Chief Compliance Officer and Secretary. Ms. Beckhardt graduated from the University of Wisconsin, Madison with a B.B.A. in Marketing in 1987 and received an M.B.A. with a Finance concentration from Loyola University of Chicago in 1989. She began her career at the Chicago Board of Trade in the Office of Investigations and Audits. In March 1993, she moved to LFG, L.L.C. and served in both Compliance Specialist and Accounting Manager roles. Ms. Beckhardt continued her career with UBS Warburg as Associate Director and N.A. Head of Exchange Traded Derivatives Compliance from June 1997 through March 2002. She began working for CIS in March 2002. She is currently a member of the FIA Law and Compliance Division.

The following are additional officers of CISI: James Clemens, Assistant Secretary; Lillian Lundeen, Assistant Secretary; Anne R. Carlson, Assistant Secretary; Jeanne Y. Smith, Assistant Secretary; and Lynn M. Dasso, Assistant Secretary.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Audit Committee Financial Expert

The Trust does not have a board of directors but instead is operated and managed by the Managing Owner. The Managing Owner has not created an audit committee of its board of directors; therefore, the entire board of directors of the Managing Owner generally acts as the audit committee with respect to the Trust. With respect to the engagement of the independent auditors for the Trust, the Managing Owner’s board of directors follows the guidance of the audit committee of Cargill, Incorporated with respect to the selection of the auditors for Cargill, Incorporated and its divisions and subsidiaries. The audit committee of Cargill, Incorporated is comprised of three or more directors who are independent of management of Cargill, Incorporated and its divisions and subsidiaries.

Shaun D. O’Brien, whose biographical information is set forth above in this Item 10 under “CIS Investments, Inc.”, acts as the audit committee financial expert for the Managing Owner with respect to the Trust. Mr. O’Brien is an employee of Cargill Investor Services, Inc., an affiliate of the Managing Owner, and therefore is not “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934.

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Managing Owner operates the Partnership and has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01.

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

CIS and CISFS, affiliates of the Managing Owner, are the Trust’s clearing broker and currency dealer, respectively. During the year ended December 31, 2003, the Trust accrued and paid $7,584,742 in brokerage commissions to CIS, as compared to $3,450,709 in 2002 and $3,215,618 in 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2003, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2003, the Managing Owner beneficially held an ownership of $1,163,886 (which is the equivalent of 7,805.08 units) or approximately 0.56% of the ownership of the Trust as of that date.

(c)	As of December 31, 2003, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a)	None other than the compensation arrangements described herein.

(b)	None.

(c)	None.

(d)	Not Applicable..

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees
The Trust paid KPMG, LLP, the Trust's independent auditors, $21,075 in 2003 and $18,000 i 2002 for professional services rendered in connection with the audit of the Trust's annual financial statements and the review of financial statements included in the Trust's Form 10-Q filings for such years.

(b)	Audit-Related Fees
The Trust did not pay KPMG, LLP any amounts in 2003 and 2002 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees
The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $56,750 in 2003 and $29,000 in 2002 for such services. These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)	All Other Fees
The Trust did not pay KPMG, LLP any amounts in 2003 or 2002 for services other than those described in Item 9(e)(1) through Item 9(e)(3) of Schedule 14A of the Securities Exchange Act of 1934.

(e)	Audit Committee Pre-Approval Policies and Procedures
(i) The board of directors of the Managing Owner acts as the audit committee with respect to the Trust, except that the board of directors of the Managing Owner follows the guidance of the audit committee of Cargill, Incorporated with respect to the selection of the auditors for Cargill, Incorporated and its divisions and subsidiaries. The board of directors of the Managing Owner has not developed pre-approval policies as of the date of this report. Consequently, all audit and non-audit services provided by KPMG, LLP must be approved by the board of directors of the Managing Owner or, in the case of the engagement of KPMG, LLP, by the audit committee of Cargill, Incorporated.
(ii) None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Securities Exchange Act of 1934 were provided by KPMG, LLP; therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)	Less than 50% of the hours expended on KPMG, LLP's audit of the Trust's financial statements were attributable to the work of persons who were not full-time, permanent employees of KPMG, LLP.

Part IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	The following documents are included herein:

(1)	Financial Statements:

	a.	Report of Independent Auditors' Report.

	b.	Statements of Financial Condition as of December 31, 2003 and 2002.

	c.	Statements of Operations and Statements of Changes in Unitholders' Capital for the years ended December 31, 2003, 2002 and 2001.

	d.	Notes to Financial Statements

	e.	Condensed Schedule of Investments

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits: See the Index to Exhibits annexed hereto.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2004    JWH GLOBAL TRUST

By:	CIS Investments, Inc. (Managing Owner)

By:	/s/ James A. Davison James A. Davison Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2004

By:	/s/ James A. Davison James A. Davison Chairman, Chief Executive Officer and Director

By:	/s/ Barbara A. Pfendler Barbara A. Pfendler Vice President and Director

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Senior Vice President, Chief Financial Officer and Director

Index to Exhibits

Exhibit Number	Description of Document

1.01	Form of Selling Agreement among CIS Securities, Inc. (the "Lead Selling Agent"), JWH Global Trust (the "Registrant"), CIS Investments, Inc. (the "Managing Owner"), CIS Financial Services, Inc. ("CISFS"), Cargill Investor Services, Inc. ("CIS") and John W. Henry & Company, Inc. ("JWH").[1]
3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.[2]
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[3]
10.01	Form of Subscription Agreement and Power of Attorney.[2]
10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[4]
10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[3]
10.04	Form of Customer Agreement between the Registrant and CIS.[3]
10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[3]
10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[3]
10.07	Form of Transfer Agent Agreement.[3]
13.01	Annual Report to Unitholders for Fiscal Year 2003.
14.01	CIS Investments, Inc. Code of Ethics
31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification

[1] Incorporated by reference from the exhibit of the same description filed on March 12, 2002 with Post-Effective Amendment No. 6 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-33937).
[2] Incorporated by reference from the exhibit of the same description filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg No. 333-105282).
[3] Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).
[4] Incorporated by reference herein from the exhibit of the same description filed on August 19, 1997 with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-33937).