Form 10-Q
period 2004-03-31
JWH GLOBAL TRUST
filed 2004-05-17
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

The number of units outstanding, as of March 31, 2004, is 1,736,866.66.

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
Item 4. Controls and Procedures

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
EXHIBIT 32 - Section 1350 Certifications

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Following are Financial Statements for the fiscal quarter ended March 31, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 03/31/04	Year to Date Ended 03/31/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 03/31/03	Year to Date Ended 03/31/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statements of Changes in Unitholders' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST
STATEMENTS OF FINANCIAL CONDITION

	Mar. 31, 2004	Dec. 31, 2003
	(unaudited)
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$236,265,712	$183,255,388
Unrealized gain on open contracts	1,836,334	10,691,591

	238,102,046	193,946,979

Receivable for units sold	26,860,524	16,383,699
Interest receivable	197,273	135,329

Total assets	265,159,843	210,466,007

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	1,181,608	962,528
Accrued management fees	396,764	323,143
Accrued incentive fees	786,906	272,694
Accrued operating expenses	115,750	90,000
Accrued offering expenses	98,258	80,181
Redemptions payable	1,605,930	1,624,161

Total liabilities	4,185,216	3,352,707

Unitholders' Capital:
Benefical Owners (1,715,123.63 units outstanding at March 31, 2004, and 1,381,108.44 units outstanding at December 31, 2003, respectively)	257,707,519	205,949,414
Managing Owner (21,743.03 units outstanding at March 31, 2004, and 7,805.08 units outstanding at December 31, 2003, respectively)	3,267,108	1,163,886

Total unitholders' capital	260,974,627	207,113,300

Total liabilities and unitholders' capital	$265,159,843	$210,466,007

Net asset per unit	$150.26	$149.12

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENTS OF OPERATIONS
(unaudited)

	Jan. 1, 2004 through Mar. 31, 2004	Jan. 1, 2004 through Mar. 31, 2004	Jan. 1, 2003 through Mar. 31, 2003	Jan. 1, 2003 through Mar. 31, 2003
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain on closed positions	$14,961,353	$14,961,353	$14,746,237	$14,746,237
Change in unrealized loss on open contracts	(8,855,257)	(8,855,257)	(7,589,396)	(7,589,396)
Interest income	507,619	507,619	202,480	202,480
Foreign currency transaction gain	67,165	67,165	20,872	20,872

Total revenues	6,680,880	6,680,880	7,380,193	7,380,193

Expenses:
Commissions	3,413,112	3,413,112	1,240,769	1,240,769
Exchange, clearing and NFA fees	24,988	24,988	6,213	6,213
Management fees	1,147,015	1,147,015	384,299	384,299
Incentive fees	861,423	861,423	1,221,849	1,221,849
Ongoing offering expenses	282,912	282,912	93,707	93,707
Operating expenses	45,000	45,000	15,000	15,000

Total expenses	5,774,450	5,774,450	2,961,837	2,961,837

Net profit	$906,430	$906,430	$4,418,356	$4,418,356

Profit per unit of beneficial ownership interest	$1.14	$1.14	$10.06	$10.06
Profit per unit of managing ownership interest	$1.14	$1.14	$10.06	$10.06

See accompanying notes to financial statements.

JWH GLOBAL TRUST
STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL
(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2004	1,381,108.44	$205,949,414	$1,163,886	$207,113,300

Net profit		898,144	8,286	906,430

Unitholders' contributions	380,983.44	58,139,432	2,100,101	60,239,533

Unitholders' redemptions	(46,967.88)	(7,279,471)	(5,166)	(7,284,637)

Unitholders' capital at March 31, 2004	1,715,123.63	$257,707,519	$3,267,108	$260,974,627

Net asset value per unit January 1, 2004		149.12	149.12

Net profit per unit		1.14	1.14

Net asset value per unit March 31, 2004		$150.26	$150.26

* Units of beneficial ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(1)   General Information and Summary

JWH Global Trust (the Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), the parent company of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the Brokers.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997 and again on July 2, 2003, the Trust registered an additional $155,000,000 and $300,000,000, respectively, for further investment and continued the offering. By March 31, 2004, a total of 1,715,123.63 units representing an investment for $257,707,519 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 21,743.03 units, representing a total investment of $3,267,107.91. Refer to the JWH Global Trust prospectus for further details of the offering.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

The Trust earns interest on its assets on deposit at the Brokers at 100% of the 91-day Treasury bill rate for deposits denominated in U.S. dollars, and at the rates agreed between the Trust and CIS and CISFS for deposits denominated in other currencies.

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date on five days written notice to the Managing Owner. Payment will be made within ten business days of the effective date of the redemption. Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty. Any redemption made in the 12th month of investment or later will not be subject to any penalty. The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Offering Costs

Ongoing offering costs, subject to a ceiling of 0.5% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”. These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees. Effective July 1, 2003, CIS lowered this fee from the annual rate of 6.5% (or approximately 0.542% per month) to 6.0% (or 0.50% per month) of the Trust’s month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year. As of December 31, 2003, there were no such eligible investors in the Trust.

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

Under signed agreement, JWH receives a monthly management fee of 0.166% of 2% of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

Also, under signed agreement, the Trust pays to JWH a quarterly incentive fee equal to 20% of the new trading profits, if any, of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the Brokerage Fees at an annual rate of 1.25%.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, and $0 for the quarters ended March 31, 2004, and 2003, respectively, and is included in operating expenses in the statements of operations.

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

The purchase and sale of futures requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Trust has cash on deposit with an affiliate interbank market maker in connection with its trading of forward contracts. In the event of interbank market maker’s insolvency, recovery of the Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Trust does not require collateral from such interbank market maker. Due to forward contracts being traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counter party non-performance.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the periods ended March 31, 2004, and 2003, are reflected in the statements of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month period ended March 31, 2004. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	1.20%
Less incentive fee allocation	0.44%

Total Return	0.76%

Ratio to average net assets:
Net income	0.39%

Expenses:
Expenses	2.09%
Incentive fees	0.37%

Total expenses	2.46%

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month period ended March 31, 2004. The amounts are not annualized.

JWH GLOBAL TRUST
Condensed Schedule of Investments
March 31, 2004
(unaudited)

	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (5.17%)
Agriculture	2,244	$47,756,680	$3,454,455
Energy	1,040	36,136,536	783,080
Interest rates	8,601	1,224,463,789	5,942,345
Metals	1,249	56,377,190	2,323,960
Indices	464	44,766,389	985,902

		1,409,500,584	13,489,742

Forward positions (5.91%)
Currencies	49	793,976,968	15,434,448

Total long positions		$2,203,477,552	$28,924,190

Short positions
Futures positions (-0.07%)
Agriculture	302	$9,448,850	$660,160
Interest Rates	51	67,216,105	(199,108)
Metals	124	5,352,150	(227,850)
Indices	912	28,835,516	(410,191)

		110,852,621	(176,989)

Forward positions (-10.31%)
Currencies	48	799,318,152	(26,910,867)

Total short positions		$910,170,773	$(27,087,856)

Total open contracts (0.71%)			$1,836,334
Cash on deposit with brokers (90.53%)			236,265,712
Other assets in excess of liabilities (8.76%)			22,872,581

Net assets (100%)			$260,974,627

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

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Trust – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. JWH monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors. The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust. The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

(b)   Liquidity

The Trust’s net assets are held in brokerage accounts with CIS and CISFS. Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the fiscal quarter ended March 31, 2004, CIS and CISFS had paid or accrued to pay interest of $507,619 to the Trust. For the fiscal quarter ended March 31, 2003, CIS and CISFS had paid or accrued to pay interest of $202,480 to the Trust.

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

(c)   Results of Operations

The Trust’s success depends on JWH’s ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results, and its past performance is not necessarily indicative of its future results. The Managing Owner believes, however, that there are certain market conditions — for example, markets with major price movements — in which the Trust has a better opportunity of being profitable than in others.

JWH’s programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as JWH base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If JWH’s models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, JWH’s programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Trust’s positions while retaining most of the profits made from following the trend.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first quarter of fiscal year 2004 and 2003. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future. Furthermore, the general causes to which certain trends are attributed may or may not in fact have caused such trends, as opposed to simply having occurred at about the same time. While there can be no assurance that JWH will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Trust.

Fiscal Quarter ended March 31, 2004

The Trust recorded a gain of $906,433 or $1.14 per unit in the first quarter of 2004. As of March 31, 2004, the Trust has gained 50.26% since its inception in June 1997.

The Trust had an auspicious start in January and February but in March the Trust gave back much of the previous gains. On March 31, 2004, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

Overall, the Trust was positive for the month of January. The worldwide trend of interest rates moving lower continued from December. The long Japanese 10-year bond and the Euro Bund positions had the best performance for the fixed income sector, while the U.S. 30-year bond had the largest loss. For the first half of the month, the weakening U.S. dollar trend continued against most major currencies. The long Japanese yen and the British pound positions made the greatest contributions to profits, while the Swiss franc had the largest loss. Stock indices in Europe, the U.S. and Japan maintained their upward trend for most of the month on positive economic growth and a favorable interest rate environment. The Eurostoxx posted the largest profit, while the Osaka Nikkei posted a loss. The upward trend in crude prices and related products continued in a volatile fashion. Crude oil and heating oil posted the best sector gains. The price of gold has been highly correlated with the Euro; therefore it was higher initially at the beginning of the month, but finished lower at the end. Long copper, aluminum and silver positions had the best performance, while gold was the biggest detractor from profits. The agricultural sector was positive for January, primarily on the performance of corn, soybeans and coffee. Overall, the Trust recorded a gain of $2,217,923.59 or $1.60 per unit in January.

Overall, the Trust was positive for the month of February. Interest rates continued to move lower in G7 nations due to benign inflationary pressures. The best results in the sector were achieved in the long Euro bunds, Japanese 10-year bond and the U.S. 10-year note and 30-year bond positions. Energies, with the exception of natural gas, remained on an upward trend because of supply concerns. The U.S. dollar, which had been weakening against most major currencies, found strength mid-month and reversed its five-month downtrend. The best performance for this sector came from the British pound and the Euro/British pound cross. The short Japanese yen and Swiss franc positions recorded the largest losses. Base metals continued the strong move upward due to low inventory levels, while precious metals followed currencies and reversed course during the month. The best performance for this sector came from copper, followed by silver and aluminum. Gold posted a loss for the month. Despite exhibiting a degree of volatility, most equity indices ended the month close to unchanged. Overall, the Trust recorded a gain of $10,165,199.05 or $6.86 per unit in February.

Overall, the Trust was down for the month of March. The month was dominated by increased geopolitical risks, which consequently led to a reduction in speculative market positions. In March, the most influential market factors for the Trust were the effects of Japan’s fiscal year end. The Bank of Japan, through intervention in foreign exchange markets, bolstered the U.S. dollar against the Japanese yen which in turn propelled Japanese equities and interest rates. The only profitable trade in this sector was the Euro/Pound cross. The largest losses came from the Japanese yen, British pound and the Euro. The U.S. employment data showed a paltry rise in jobs created during February, sending bond prices higher and interest rates lower. Interest rates in the ECB community fell as the terrorist attack in Spain dampened confidence in local economies. The biggest change in interest rates occurred in Japan, where rates actually increased. The Euro bund, U.S. 10-year and 30-year bonds were profitable while the largest loss for the sector was incurred in the Japanese 10-year bond. Metals, agriculture, and energies all were profitable sectors for the Trust but could not overcome the losses in interest rates and currencies. Overall, the Trust recorded a loss of $11,476,691.33 or $7.32 per unit in March.

During the quarter there were 380,983.44 units sold to the beneficial owners for an investment of $58,139,432. Beneficial owners redeemed a total of 46,967.88 units during the quarter. The Managing Owner redeemed a total of 32.78 units during the quarter. At the end of the quarter there were 1,715,123.63 units outstanding owned by the Beneficial Owners and 21,743.03 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2004, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

During the quarter there were 144,935.32 units sold to the beneficial owners for an investment of $21,895,406. Beneficial owners redeemed a total of 7,730.71 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 591,082.79 units outstanding owned by the beneficial owners and 5,754.50 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2003, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

(d)   Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

There have been no changes with respect to the Trust’s off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) or disclosure of contractual obligations as reported in the Trust’s Annual Report on Form 10-K for fiscal year 2003

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2003.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s Chief Executive Officer and Chief Financial Officer, over financial reporting have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2.   Changes in Securities and Use of Proceeds

a)	None
b)	None
c)	None
d)	Regulation S-K Item 701(f)
(1)	The use of proceeds information is being disclosed for Registration Statement Nos. 333-16875, 333-33937 and 333-105282, filed pursuant to Commission Rule 429, delcared effective on April 3, 1997, September 24, 1997 and July 2, 2003, respectively.
(4)(iv)	For the account of the issuer, the amount of units sold as of March 31, 2004 is 1,736,866.66, and the aggregate offering price of the amount sold as of March 31, 2004 is $260,974,627.
(vi)	The net offering proceeds to the issuer totaled $260,974,627.
(vii)	From the effective date of the Registration Statements to March 31, 2004, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $260,974,627.

The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
January	6,296.20	150.72
February	30,016.78	157.57
March	10,687.68	150.26
Total	47,000.66

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

a)   None

b)   None

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits
Exhibit Number	Description of Document
3.01	Sixth Amended and Restated Declaration and Agreement of Trustof the Registrant.[1]
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]
10.01	Form of Subscription Agreement and Power of Attorney.[1]
10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[3]
10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[2]
10.04	Form of Customer Agreement between the Registrant and CIS.[2]
10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[2]
10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[2]
10.07	Form of Transfer Agent Agreement.[3]
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification

[1]Incorporated by reference from the exhibit of the same description filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg No. 333-105282).
[2]Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).
[3]Incorporated by reference herein from the exhibit of the same description filed on August 19, 1997 with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-33937).

b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date: May 17, 2004

By:	CIS Investments, Inc., Its Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Vice President, Chief Financial Officer and Director

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)