Form 10-Q
period 2004-06-30
JWH GLOBAL TRUST
filed 2004-08-16
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

The number of units outstanding, as of June 30, 2004, is 2,019,388.17.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition (unaudited)
Statements of Operations (unaudited)
Statement of Changes in Unitholders’ Capital (unaudited)
Notes to Financial Statements
Condensed Schedule of Investments (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
EXHIBIT 32.01 - Section 1350 Certifications

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Following are Financial Statements for the fiscal quarter ended June 30, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 06/30/04	Year to Date Ended 06/30/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 06/30/03	Year to Date Ended 06/30/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Unitholders' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST STATEMENTS OF FINANCIAL CONDITION
	June 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$243,691,303	$183,255,388
Unrealized (loss) gain on open contracts	(7,984,304)	10,691,591

	235,706,999	193,946,979

Receivable for units sold	12,275,841	16,383,699
Interest receivable	274,815	135,329

Total assets	$248,257,655	$210,466,007

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:
Accrued commissions	$1,165,344	$962,528
Accrued management fees	392,913	323,143
Accrued incentive fees	0	272,694
Accrued offering expenses	97,649	80,181
Accrued operating expenses	65,047	90,000
Redemptions payable	1,962,205	1,624,161

Total liabilities	3,683,158	3,352,707

Unitholders' Capital:
Benefical Owners (1,997,645.14 units outstanding at June 30, 2004, and 1,381,108.44 units outstanding at December 31, 2003)	241,941,198	205,949,414
Managing Owner (21,743.03 units outstanding at June 30, 2004, and 7,805.08 units outstanding at December 31, 2003)	2,633,299	1,163,886

Total unitholders' capital	244,574,497	207,113,300

Total liabilities and unitholders' capital	$248,257,655	$210,466,007

Net asset per unit	$121.11	$149.12

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENTS OF OPERATIONS (unaudited)
	Apr. 1, 2004 through June 30, 2004	Jan. 1, 2004 through June 30, 2004	Apr. 1, 2003 through June 30, 2003	Jan. 1, 2003 through June 30, 2003
Revenues:
Gain (loss) on trading of commodity contracts:
Realized (loss) gain on closed positions	$(38,067,806)	$(23,106,452)	$7,536,257	$22,282,493
Change in unrealized loss on open contracts	(9,820,533)	(18,675,790)	(2,602,038)	(10,191,434)
Interest income	709,550	1,217,169	267,928	470,408
Foreign currency transaction (loss) gain	(279,731)	(212,566)	172,776	193,648

Total revenues	(47,458,520)	(40,777,639)	5,374,923	12,755,115

Expenses:
Commission paid to CIS	3,495,095	6,908,207	1,704,142	2,944,910
Exchange, clearing and NFA fees	29,728	54,716	9,775	15,988
Management fees	1,176,799	2,323,814	528,198	912,497
Incentive fees	0	861,423	849,814	2,071,663
Ongoing organization and offering expenses	292,462	575,374	129,665	223,372
Operating expenses	65,000	110,000	15,000	30,000

Total expenses	5,059,084	10,833,534	3,236,594	6,198,430

Net (loss) profit	$(52,517,604)	$(51,611,173)	$2,138,329	$6,556,685

(Loss) profit per unit of beneficial ownership interest	$(29.15)	$(28.01)	$4.32	$14.38
(Loss) profit per unit of managing ownership interest	$(29.15)	$(28.01)	$4.32	$14.38

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL For the period January 1, 2004 through June 30, 2004 (unaudited)
	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2004	1,381,108.44	$205,949,414	$1,163,886	$207,113,300

Net loss		(50,985,650)	(625,523)	(51,611,173)

Unitholders' contributions	705,598.02	99,652,844	2,100,101	101,752,945

Unitholders' redemptions	(89,061.32)	(12,675,410)	(5,165)	(12,680,575)

Unitholders' capital at June 30, 2004	1,997,645.14	$241,941,198	$2,633,299	$244,574,497

Net asset value per unit January 1, 2004		149.12	149.12

Net loss per unit		(28.01)	(28.01)

Net asset value per unit June 30, 2004		$121.11	$121.11

* Units of beneficial ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997 and again on July 2, 2003, the Trust registered an additional $155,000,000 and $300,000,000, respectively, for further investment and continued the offering. By June 30, 2004, a total of 2,972,203.86 units representing an investment for $383,863,430 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 24,640.28 units, representing a total investment of $3,285,318. Refer to the JWH Global Trust prospectus for further details of the offering.

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

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year. As of June 30, 2004, there were no such eligible investors in the Trust.

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

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, and $0 for the quarters ended June 30, 2004, and 2003, respectively, and is included in operating expenses in the statements of operations.

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

Net trading results from derivatives for the periods ended June 30, 2004, and 2003, are reflected in the statements of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the six-month period ended June 30, 2004. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	-18.34%
Less incentive fee allocation	0.44%

Total Return	-18.78%

Ratio to average net assets:
Net loss	-21.55%

Expenses:
Expenses	4.16%
Incentive fees	0.36%

Total expenses	4.52%

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the six-month period ended June 30, 2004. The amounts are not annualized.

JWH GLOBAL TRUST Condensed Schedule of Investments June 30, 2004 (unaudited)
	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (-0.06%)
Agriculture	882	$9,236,947	$(254,443)
Energy	624	24,676,510	(79,145)
Interest rates	2,101	110,159,547	(229,783)
Metals	363	17,106,581	(80,081)
Indices	1,558	72,650,359	499,015

		233,829,944	(144,437)

Forward positions (-0.39%)
Currencies	42	764,900,499	(957,023)

Total long positions		$998,730,443	$(1,101,460)

Short positions
Futures positions (-0.71%)
Agriculture	1,634	$30,805,265	$1,580,240
Interest Rates	8,190	2,118,113,191	(2,797,733)
Metals	835	32,239,294	(515,134)

		2,181,157,750	(1,732,627)

Forward positions (-2.11%)
Currencies	30	614,344,462	(5,150,217)

Total short positions		$2,795,502,212	$(6,882,844)

Total open contracts (-3.26%)			$(7,984,304)
Cash on deposit with brokers (99.63%)			243,691,303
Other assets in excess of liabilities (3.63%)			8,867,498

Net assets (100%)			$244,574,497

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the fiscal quarter ended June 30, 2004, CIS and CISFS had paid or accrued to pay interest of $709,550 to the Trust. For the fiscal quarter ended June 30, 2003, CIS and CISFS had paid or accrued to pay interest of $267,928 to the Trust.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the second quarter of fiscal year 2004 and 2003. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2004

The Trust recorded a net loss of $52,517,604 or $(29.15) per unit for the second quarter of 2004. As of June 30, 2004, the Trust had gained 21.11% since its inception in June 1997.

On June 30, 2004, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The second quarter of 2004 did not produce any meaningful trends with the possible exception of the energy markets. The lack of price trends in other markets was a result of the confusion in financial markets as analysts attempted to anticipate the major central banks’ exit strategy from their highly accommodative monetary policy of the past two years.

There were two main themes dominating the financial markets in April. First, the emerging strength of the U.S. economy led to market speculation that the Federal Reserve may begin raising interest rates in the near term. The effects of this speculation have been the strengthening of the U.S. dollar and tepid support for global equity indices. Second, the country with the fastest growing economy, China, decided to rein in growth to avoid creating potentially dangerous financial bubbles like the ones it faced a decade ago. The Chinese Central Bank mandate to start limiting available credit and raising domestic interest rates reduced consumption of basic commodities, which diminished the recent vigor in the base metals and grain markets. Energies were profitable for the Trust in April. Concerns about the continued violence in the Middle East and increased global consumer demand helped to maintain prices at their current lofty levels. The Trust’s positions in crude oil and related products were positive. Natural gas positions were the only component of the Trust’s portfolio with negative perfsormance. The agricultural sector was negative for April. The grain markets traded in a volatile fashion, reacting to both continued strong demand in some areas and possibly reduced demand by China as well as the recent strength of the U.S. dollar. Cotton and London sugar had the best performance in the sector while wheat had the largest loss for the Trust. The fixed-income sector was negative in April. Fixed-income markets, particularly in the U.S., were affected by the improvement of the economy and by statements made by members of the Federal Reserve, leading to market speculation that interest rates may be raised sooner than anticipated. This sector registered no positive components for the Trust with the largest losses in the Euro Bund and U.S. 30-year bond. The currency sector was unprofitable in April. The U.S. dollar strengthened against most major currencies in response to advances in U.S. job creation, while consumer confidence and manufacturing activity appeared to be waning in Germany, exerting downward pressure on the Euro. The Swiss franc and Euro were the best performers, while the Japanese yen was the detractor from the Trust’s performance. Indices positions for the Trust were negative in April. Of the companies in the Standard & Poor’s 500 Index reporting earnings, 78% of them surpassed analysts’ forecasts. Japanese equity markets were strong all month. U.S. and some European stock markets faltered later in the month. This sector registered no positive components, with the largest loss coming from the Eurostoxx 50 contract. The metals sector was unprofitable for the Trust in April. Precious metal investors liquidated long positions, which had been a hedge against the current negative real rate of return environment in the US.

Overall, the Trust was down for the month of May. Improving global economies created expectations that central banks may raise interest rates to moderate growth and curtail an increase in inflation. China continued to try to rein in growth by reducing available credit and money supply. Uncertainty dominated the financial markets, preventing strong trends from emerging. Energies were profitable for the Trust in May. Energy prices continued to surge higher due to supply concerns and increased geopolitical risks raised concerns about supply disruptions. China’s increasing appetite for petroleum also placed strains on available production. Saudi Arabia’s offer to increase production had little effect in stabilizing the price of crude oil. All of the Trust’s positions in this sector were positive, with London gas oil being the best performer. The fixed-income sector was positive in May. The U.S. economy continued to show signs of improvement with fears of rising inflation diminishing. The best result was achieved in the Euro Bund. The largest losses occurred in Japanese government bond and the Australian 10-year bond. The currency sector was unprofitable in May. The U.S. dollar was heavily influenced by the release of improving economic numbers and revised expectations for continued growth. The best results for the Trust from this sector were achieved in the British pound / Japanese yen cross and the Australian dollar. The largest detractors from performance were the Japanese yen and the Swiss franc. The global equity markets continued to struggle. World GDP continued at a strong pace; yet concerns over rising interest rates and energy prices reduced enthusiasm for stocks. This sector registered no positive components with the largest loss coming from the Nikkei. The agricultural sector was negative for May. Coffee, the best performer, surged higher due to fears of frost in Brazil. Live cattle made large gains after the USDA expressed uncertainties about reinstating Canadian cattle imports to the U.S. Corn and soybeans had the largest losses. The metals sector was unprofitable for the Trust in May. Prices fell lower for most of the month, coming under pressure with prospects that China’s demand for raw materials will weaken as its economy slows. The Trust’s largest loss came from aluminum.

Overall, the Trust was negative for the month of June. The fixed-income sector was negative for June. U.S. interest rates were heavily influenced by the outcome of the Federal Open Market Committee meeting at the end of the month, and whether it would raise the Federal Funds rate by 25 or 50 basis points. Interest rates in Japan rose during the month on expectations that the Japanese economy will extend its longest expansion since 1997. The foreign exchange sector was negative for June. The U.S. dollar, after weakening mid-month against most major currencies, ended the month with little change. The Japanese yen strengthened against most currencies, including the U.S. dollar, as prospects for a continued expanding economy in Japan took hold. The energy sector was negative for June. The energy markets remained very volatile, with a bias towards higher prices. However, the wide price ranges made trend following difficult. Crude oil prices and related products remained robust as a result of strong growth in the U.S. and China, and continued geopolitical tensions in the Middle East. The agricultural sector was negative for June. The grain markets faced downward price pressure for most of the month as a result of China’s decreased demand. The stock indices and metals sectors were positive for the Trust for June. Base metals initially moved lower this month. However, low levels of global inventories of base metals propelled prices higher by the end of month. Stock indices appeared to be reacting to recent information that implies a sterile macro economic outlook.

During the quarter there were 324,614.95 units sold to the beneficial owners for an investment of $41,513,412. Beneficial owners redeemed a total of 42,093.44 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,997,645.14 units outstanding owned by the Beneficial Owners and 21,743.03 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2004, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2003

The Trust recorded a net profit of $2,138,329 or $4.32 per unit in the second quarter of 2003. As of June 30, 2003, the Trust had gained 53.91% since its inception in June 1997.

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

Overall, the Trust was down in June, which started out as a promising month, but turned abruptly negative during the last two weeks. Two trends that were reestablished after the Iraqi War -- a weakening Dollar and falling global interest rates -- reversed course sharply as hints of improving economic times forced the liquidation of large positions in fixed income and currency markets. Currencies suffered the largest sector loss in June, due to the late month strengthening of the U.S. dollar. Stock indices were the only sector to register positive returns for the month of June. Fixed income investments incurred the second largest sector loss for June. The largest losses were registered in the Japanese 10-year Government Bonds, Euro Bunds and the U.S. 30-year Bonds. Crude oil was up for the month despite volatile trading. Prices were buoyed by a downshift in OPEC output and the concerns over Tropical Storm Bill, hitting the Gulf coast. Overall, however, the energy sector was down for June. The metals sector was down in June, primarily due to the poor performance of gold. Agricultural products were down for the month. All of the other parts of this group had negligible results. Overall, the Trust recorded a loss of $6,835,168 or $9.38 per unit in June.

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

Fiscal Quarter ended March 31, 2004

The Trust recorded a net profit of $906,431 or $1.14 per unit in the first quarter of 2004. As of March 31, 2004, the Trust had gained 50.26% since its inception in June 1997.

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

Fiscal Quarter ended March 31, 2003

The Trust recorded a net profit of $4,418,356 or $10.06 per unit in the first quarter of 2003. As of March 31, 2003, the Trust had gained 49.59% since its inception in June 1997.

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s Chief Executive Officer and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2. Changes in Securities and Use of Proceeds
a)	None
b)	None
c)	None
d)	Regulation S-K Item 701(f)
(1)	The use of proceeds information is being disclosed for Registration Statement Nos. 333-16875, 333-33937 and 333-105282, filed pursuant to Commission Rule 429, declared effective on April 3, 1997, September 24, 1997 and July 2, 2003, respectively.
(4)(iv)	For the account of the issuer, the amount of units sold as of June 30, 2004 is 2,019,388.17, and the aggregate offering price of the amount sold as of June 30, 2004 is $387,148,748.
(vi)	The net offering proceeds to the issuer totaled $387,148,748.
(vii)	From the effective date of the Registration Statements to June 30, 2004, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $387,148,748.

The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
April	15,056.42	$ 136.16
May	10,835.18	$ 127.70
June	16,201.84	$ 121.11
Total	42,093.44

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

a) None

b) None

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits
Exhibit Number	Description of Document
3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.[1]
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]
10.01	Form of Subscription Agreement and Power of Attorney.[1]
10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[3]
10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[2]
10.04	Form of Customer Agreement between the Registrant and CIS.[2]
10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[2]
10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[2]
10.07	Form of Transfer Agent Agreement.[2]
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification
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

Date: August 13, 2004

By:	CIS Investments, Inc., Its Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)