Form 10-Q
period 2004-09-30
JWH GLOBAL TRUST
filed 2004-11-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No

The number of units outstanding, as of September 30, 2004, is 2,166,093.88.

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
Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 31.01 - Certifications of Principal Executive Officer
EXHIBIT 31.02 - Certifications of Principal Financial Officer
EXHIBIT 32.01 - Section 1350 Certifications

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

Following are Financial Statements for the fiscal quarter ended September 30, 2004 and the additional time frames as noted:

	Fiscal Quarter Ended 09/30/04	Year to Date Ended 09/30/04	Fiscal Year Ended 12/31/03	Fiscal Quarter Ended 09/30/03	Year to Date Ended 09/30/03

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Unitholders' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST STATEMENTS OF FINANCIAL CONDITION
	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
ASSETS
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$238,714,145	$183,255,388
Unrealized gain on open contracts	17,300,030	10,691,591

	256,014,175	193,946,979

Receivable for units sold	5,987,734	16,383,699
Interest receivable	349,243	135,329

Total assets	$262,351,152	$210,466,007

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:
Accrued commissions	$1,268,271	$962,528
Accrued management fees	426,845	323,143
Accrued incentive fees	0	272,694
Accrued offering expenses	106,056	80,181
Accrued operating expenses	132,748	90,000
Redemptions payable	1,798,837	1,624,161

Total liabilities	3,732,757	3,352,707

Unitholders' Capital:
Benefical Owners (2,142,333.64 units outstanding at September 30, 2004, and 1,381,108.44 units outstanding at December 31, 2003)	255,781,660	205,949,414
Managing Owner (23,760.24 units outstanding at September 30, 2004, and 7,805.08 units outstanding at December 31, 2003)	2,836,735	1,163,886

Total unitholders' capital	258,618,395	207,113,300

Total liabilities and unitholders' capital	$262,351,152	$210,466,007

Net asset per unit	$119.39	$149.12

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENTS OF OPERATIONS (unaudited)
	July 1, 2004 through Sept. 30, 2004	Jan. 1, 2004 through Sept. 30, 2004	July 1, 2003 through Sept. 30, 2003	Jan. 1, 2003 through Sept. 30, 2003
Revenues:
Gain (loss) on trading of commodity contracts:
Realized (loss) gain on closed positions	$(24,011,764)	$(47,118,216)	$(15,789,219)	$6,493,274
Change in unrealized gain on open contracts	25,283,496	6,607,706	12,032,258	1,840,824
Interest income	1,000,460	2,217,629	332,270	802,678
Foreign currency transaction (loss) gain	(76,609)	(289,175)	(140,292)	53,356

Total revenues	2,195,583	(38,582,056)	(3,564,983)	9,190,132

Expenses:
Commission paid to CIS	3,630,542	10,538,749	2,049,985	4,994,896
Exchange, clearing and NFA fees	29,218	83,934	16,179	32,167
Management fees	1,221,647	3,545,461	689,776	1,602,273
Incentive fees	0	861,423	0	2,071,663
Ongoing organization and offering expenses	303,535	878,909	171,448	394,820
Operating expenses	75,000	185,000	45,000	75,000

Total expenses	5,259,942	16,093,476	2,972,388	9,170,819

Net (loss) profit	$(3,064,359)	$(54,675,532)	$(6,537,371)	$19,313

(Loss) profit per unit of beneficial ownership interest	$(1.72)	$(29.73)	$(7.16)	$7.22
(Loss) profit per unit of managing ownership interest	$(1.72)	$(29.73)	$(7.16)	$7.22

See accompanying notes to financial statements.

JWH GLOBAL TRUST STATEMENT OF CHANGES IN UNITHOLDERS' CAPITAL For the period January 1, 2004 through September 30, 2004 (unaudited)
	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2004	1,381,108.44	$205,949,414	$1,163,886	$207,113,300

Net loss		(54,012,548)	(662,984)	(54,675,532)

Unitholders' contributions	908,974.20	123,345,624	2,350,203	125,695,827

Unitholders' redemptions	(147,749.00)	(19,500,830)	(14,370)	(19,515,200)

Unitholders' capital at September 30, 2004	2,142,333.64	$255,781,660	$2,836,735	$258,618,395

Net asset value per unit January 1, 2004		149.12	149.12

Net loss per unit		(29.73)	(29.73)

Net asset value per unit September 30, 2004		$119.39	$119.39

* Units of beneficial ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 26, 1997 and again on July 2, 2003, the Trust registered an additional $155,000,000 and $300,000,000, respectively, for further investment and continued the offering. By September 30, 2004, a total of 3,175,593.88 units representing an investment for $407,557,900.16 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 26,720.96 units, representing a total investment of $3,533,730.91. Refer to the JWH Global Trust prospectus for further details of the offering.

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

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year. As of September 30, 2004, there were no such eligible investors in the Trust.

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

Under signed agreement, JWH receives a monthly management fee of 0.166% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

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

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The Trust is responsible for the Illinois State Partnership Information and Replacement Tax based on the operating results of the Trust. Such tax amounted to $0, and $0 for the quarters ended September 30, 2004, and 2003, respectively, and is included in operating expenses in the statements of operations.

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

Net trading results from derivatives for the periods ended September 30, 2004, and 2003, are reflected in the statements of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2004, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the nine-month period ended September 30, 2004. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Total Return:
Total return before incentive fee	-19.50%
Less incentive fee allocation	0.44%

Total Return	-19.94%

Ratio to average net assets:
Net loss	-22.58%

Expenses:
Expenses	6.29%
Incentive fees	0.36%

Total expenses	6.65%

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the nine-month period ended September 30, 2004. The amounts are not annualized.

JWH GLOBAL TRUST Condensed Schedule of Investments September 30, 2004 (unaudited)
	Number of contracts	Principal (notional)	Value (OTE)
Long positions
Futures positions (6.18%)
Agriculture	557	$9,819,534	$79,247
Energy	1,168	59,910,854	4,122,834
Interest rates	11,054	1,722,844,085	9,285,626
Metals	1,450	67,102,175	2,477,635
Indices	526	23,548,960	23,312

		1,883,225,608	15,988,654

Forward positions (2.51%)
Currencies	40	740,507,918	6,495,723

Total long positions		$2,623,733,526	$22,484,377

Short positions
Futures positions (0.61%)
Agriculture	1,870	$31,791,928	$2,290,972
Metals	134	7,267,805	(683,255)
Indices	66	6,529,537	(23,984)

		45,589,270	1,583,733

Forward positions (-2.62%)
Currencies	34	783,281,626	(6,768,080)

Total short positions		$828,870,896	$(5,184,347)

Total open contracts (6.68%)			$17,300,030
Cash on deposit with brokers (92.30%)			238,714,145
Other assets in excess of liabilities (1.02%)			2,604,220

Net assets (100%)			$258,618,395

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

(b)   Liquidity

The Trust’s assets are held in brokerage accounts with CIS and CISFS. Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices. This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the fiscal quarter ended September 30, 2004, CIS and CISFS had paid or accrued to pay interest of $2,217,629 to the Trust. For the fiscal quarter ended September 30, 2003, CIS and CISFS had paid or accrued to pay interest of $802,678 to the Trust.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the third quarter of fiscal year 2004 and 2003. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended September 30, 2004

The Trust recorded a net loss of $3,064,359 or $(1.72) per unit for the third quarter of 2004. As of September 30, 2004, the Trust had gained 19.39% since its inception in June 1997.

On September 30, 2004, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

Overall, the Trust was negative for July. The month began with a 25 basis point rate increase by the Federal Open Markets Committee (FOMC). Economic figures, released throughout the month, continued to provide positive indications for the US economy. However, most of the data failed to meet market expectations. The lack of robust economic figures prevented the financial markets from trending in one direction for any sustained period. In the commodity sector, with the prospect of an abundant harvest, grain prices continued their steady decline, which led to gains for the Trust. In the energy market, the rally in oil prices continued throughout July. The agricultural sector was positive for the Trust in July. The best returns in the sector came from soybeans and cotton, while the largest losses were in coffee traded on the New York and London markets. Trendless trading conditions in the foreign exchange markets persisted in July resulting in losses for the Trust. The dollar began the month depreciating against the world’s major currencies only to reverse course and rally midway through the month. The largest gains were in the euro/Canadian dollar cross and the Japanese yen. The largest losses were in the euro and Swiss franc. The energy sector performance was positive for the Trust in July. The price of crude oil continued to trade higher with the price per barrel exceeding $40. The largest loss occurred in natural gas. The Trust’s performance in the stock indices sector was negative for July. Contradictory economic figures along with weaker than expected earnings numbers continued to dampen any rally in the equities market. The largest loss coming from the Osaka Nikkei. The fixed income sector was also negative for July. Despite the rate hike by the FOMC in late June, the US economic data for this month, painted a somewhat confusing picture for this sector which had the markets back tracking from earlier trends. The best returns came from the Japanese government bond and the short sterling. The metals sector was negative for the Trust in July. Price action in gold has been negatively correlated with movements in the dollar. Gains on copper positions were not enough to offset losses in gold and silver. Market conditions in July did not favor long-term investment style of the Trust. All in all, the Trust recorded a loss of 3.31% for the month. The July month end NAV was $117.10 per unit.

Overall, the Trust was negative for the month of August. Fixed-income markets provided the most significant gains for the Trust as prices rallied in response to the weak US unemployment data and other weaker-than-expected fundamental data. The Trust suffered losses in the foreign exchange markets which continued to be dominated by short-term trading activity and little conviction of a trend. The fixed-income sector provided significant gains for the Trust in August. In the US, markets rallied sharply early in the month as employment data was much weaker than most analysts had anticipated. The British fixed-income markets rallied as reports indicated a slowdown in the UK housing market and a tempering of inflation fears. The largest gains for the month were in the bund and the US 30-year bond. The only losses for this sector were in Asia with the euroyen and the Japanese Government bond. The Trust’s foreign exchange sector was negative for August. Most foreign exchange markets failed to sustain any discernible direction for the month. European currencies continued to experience volatile swings on an intra-month basis; after poor US employment data, they gave back most of the gains they had made against the US dollar. The Japanese yen strengthened against the US dollar. The largest gain came from the Australian dollar, while the largest loss was in the euro/Japanese yen cross. Indices have continued to stay range-bound in 2004. In spite of good profit reports for many companies, the threat of future declines has not allowed the US, European and Japanese markets to gain any traction. Volatility is still extremely low in these markets, but the absence of long-term trends has limited the potential for profit. The largest gain was in the Nasdaq E-mini, while the largest loss was in the Nikkei. The energy sector was negative for the Trust in August. Moderate weather and a continued build up inventory was the primary reason for the weakness in natural gas. Crude oil produced marginal profits while testing the $50 per barrel level mid month as geo-political tensions and fears of terrorist activity in Iraq escalated. The largest sector gain was in natural gas, while the largest loss was in London gas oil. The agricultural sector was negative for August. Grain prices rallied from seasonal lows. Reports on soybean crop conditions did not meet expectations, and long-term weather forecasts suggesting the possibility of an early frost prompted profit taking in the grain complex. Early in the month cotton rallied 6.8% and closed limit up on little fundamental news. A further increase in cotton prices came late in the month on fears that Hurricane Frances may disrupt cotton supplies. The largest losses were in soybeans and cotton, while the largest gain was in wheat. The metals sector was positive for August. The gold rally provided all of the returns for the month. All in all, the Trust recorded a loss of 2.21% for the month. The August month end NAV was $114.51 per unit.

The Trust’s overall performance was positive in September. The Trust continued to benefit from the long-term trend towards higher energy prices. Nascent trends in global fixed-income markets also had a positive impact on performance for the Trust. A significant portion of September’s gain was directly related to trading in the energy sector. Rising demand out of Asia, supply disruptions in Iraq, and fears of terrorism kept prices high. Additionally, Hurricane Ivan, which made landfall on the Alabama coast on September 16th, had a significant impact on U.S. Gulf of Mexico supplies. Meanwhile, in Nigeria there were fears that rebel forces would be successful in attacking the country’s oil production facilities. The benchmark NYMEX crude oil contract responded to these factors by rising more than 15% during the month. The Trust’s positions in all energy markets performed well during the month. Trading in fixed-income markets was also profitable. On September 21st, the Federal Reserve Board raised the federal funds rate 25 basis points to 1.75%. The hawkish stance of the Fed, combined with the expected effect of higher energy prices, helped to push long-term interest rates lower and to flatten the yield curve. Positions in longer-term bond contracts in the US, Japan and Europe were profitable with the largest gain made in the Japanese Government Bond, while positions in short-term interest rate contracts, including Eurodollar futures, were slightly unprofitable. Trading in the foreign exchange market continues to be difficult this year as many of the world’s major currencies remain stuck in broad ranges. While overall trading in this sector was slightly unprofitable for the Trust, there were no significant winners or losers. The largest gain from trading for the Trust came from the Canadian dollar/Japanese yen cross. The largest loss was in British pound. Opportunities in equity markets have been limited as volatility in many of the world’s stock markets is registering multi-year lows. The Trust suffered losses in most equity trading with the largest loss in the Osaka Nikkei. The only gain was in the Australian All Ordinaries index, but it was not enough to offset the combined losses of this sector. Trading in the agriculture markets was profitable for the Trust in September. Gains from the corn and soybean markets were large enough to offset losses in other markets. Ample supply and benign weather conditions have been factors suppressing grain prices. Metals trading during September was slightly negative. Most metals prices moved up in the second part of the month, largely on technical factors. Positions in copper, gold and aluminum were profitable for the Trust, but gains in these markets were not enough to offset the loss in silver. All in all, the Trust recorded a gain of 4.26% for the month. The September month end NAV was $119.39 per unit.

During the quarter there were 203,390.02 units sold to the beneficial owners for an investment of $23,694,470.53. Beneficial owners redeemed a total of 58,701.29 units during the quarter. The Managing Owner redeemed a total of 63.71 units during the quarter. At the end of the quarter there were 2,142,333.64 units outstanding owned by the Beneficial Owners and 23,760.24 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2004, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

During the fiscal quarter ending September 30, 2003, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

The Trust also posted positive results for the month of May. Currencies were the best performing sector for May due mainly to the weakening of the U.S. dollar. Investments in the fixed income sector were positive for the month as yields continued to trend lower.  The biggest contributors were the Euro Bunds, U.S. 30-year Bonds, Japanese Government 10-year Bonds, and the U.S. 10-year Notes.  Stock indices were negative for May due primarily to the poor performance in the Japanese Osaka Nikkei Index.  The Nasdaq E-Mini 100 Index turned in the best performance for this sector.  Energies posted negative results in May.  All crude and crude-related products were down as a result of the markets rallying due to short supply factors.  The only positive component in this sector was natural gas. Agricultural products were negative for May. The largest detractors were corn and coffee traded on the New York markets, while the largest positive contributor was cotton. Metals were slightly down for May.  Losses occurred in copper, silver and aluminum. Only gold managed to perform in positive territory. Overall, the Trust recorded a gain of $7,826,012 or $11.78 per unit in May.

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

Item 4.   Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner’s Chief Executive Officer and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	Regulation S-K Item 701(f)
(1)	The use of proceeds information is being disclosed for Registration Statement Nos. 333-16875, 333-33937 and 333-105282, filed pursuant to Commission Rule 429, declared effective on April 3, 1997, September 24, 1997 and July 2, 2003, respectively.
(2)	The offering of units has continued on an ongoing basis since April 3, 1997.
(4)(ii)	The lead selling agent for the units is CIS Securities, Inc.
(iii)	The title of the units is Units of Beneficial Interest.
(iv)	For the account of the issuer, the amount of units sold as of September 30, 2004 is 3,202,314.84, and the aggregate offering price of the amount sold as of September 30, 2004 is $411,091,631.
(vi)	The net offering proceeds to the issuer totaled $411,091,631.
(vii)	From the effective date of the Registration Statements to September 30, 2004, the amount of net offering proceeds to the issuer for commodity futures and forward trading totaled $411,091,631.
c)	The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the untis that remain outstanding and units may not be reissued once they are redeemed

The following table summarizes the redemptions by unitholders during the third quarter of 2004:

Month	Units Redeemed	Redemption Date NAV per Unit
July	12,323.37	117.10
August	31,374.73	114.51
September	15,066.90	119.39
Total	58,765.00

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

By:	CIS Investments, Inc., Its Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification