Form 10-K
period 2004-12-31
JWH GLOBAL TRUST
filed 2005-03-31
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-22887

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The Trust’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value. The net asset value of the units held by non-affiliates investors as of December 31, 2004 was $328,509,395.

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
Item 14. Principal Accounting Fees and Services

PART IV
Item 15. Exhibits, Financial Statements and Schedules

Signatures
Index to Exhibits
Exhibit 13.01 - Annual Report to Unitholders
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition
Statements of Operations
Statements of Changes in Unitholders' Capital
Condensed Schedule of Investments
Notes to Financial Statements
Acknowledgement
Exhibit 14.01
Exhibit 31.01
Exhibit 31.02
Exhibit 32.01

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

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997 and concluded on September 23, 1997. The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month. The total amount of the initial offering was $50,000,000. On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional units. A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units. On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units. The units are currently offered pursuant to a Prospectus dated November 1, 2004. The current Prospectus will expire on July 31, 2005. As a result of the units being offered at each month-end’s NAV, the total number of units authorized for the Trust is not determinable and therefore is not disclosed in the financial statements.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although CIS, an affiliate of the Managing Owner, acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event CIS is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with CIS, pursuant to which CIS will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading. The Managing Owner of the Trust advanced organization and offering costs of $650,000. The Trust reimbursed the Managing Owner for these costs at the initial closing. The Trust amortized these costs over the Trust’s first 60 months of operations. The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement, subject to a ceiling of 0.5% of the Trust’s average month-end net assets during any fiscal year.

The Advisory Agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it. As of December 31, 2004, JWH was managing 100% of the Trust’s assets. The Advisory Agreement with JWH commenced on April 3, 1997. The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through June 2005, unless earlier terminated in accordance with the termination provisions contained therein.

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

Pursuant to the Advisory Agreement between the Trust and JWH, prior to October 1, 2000, the Trust paid JWH a monthly management fee of 0.33% of the month-end net assets under its management and a quarterly incentive fee of 15% of the Trust’s new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the full brokerage commission). Effective October 1, 2000, the management fee was reduced to 0.167% (a 2% annual rate) and the incentive fee was increased to 20%. Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually.

The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies. From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio. For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio. On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program and reallocated trust assets 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs. JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

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

(b) Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust’s business, as of December 31, 2004, is set forth under Items 6 and 7 herein.

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

Item 5. Market for the Registrant’s Units and Related Security Holder Matters

(a)	(i) There is no established public market for the units and none is expected to develop.
(ii) As of December 31, 2004, there were 2,211,539.65 units held by Beneficial Owners for an investment of $328,509,395 and 23,771.70 units held by the Managing Owner for an investment of $3,531,014. A total of 204,926.09 units had been redeemed by Beneficial Owners and 96.97 units by the Managing Owners during the period of January 1, 2004 to December 31, 2004. The Trust's Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures.
(iii) To date no distributions have been made to owners of beneficial interest in the Trust. The Sixth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distribution, but gives the Managing Owner sole discretion of determining what distribution, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.
(iv) The Trust does not authorize the issuance of units under any empllyee compensation plan (including any individual compensation arrangements).
(b)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2004 through December 31, 2004.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and is derived from the financial statements for such fiscal years, which have been audited by KPMG, LLP.

		2000	2001	2002	2003	2004
1.	Revenues (000)	$7,447	$4,430	$19,741	$17,203	$36,504
2.	Net Income (Loss) From Continuing Operations (000)	1,126	(1,254)	12,057	3,964	8,847
3.	Net Income (Loss) Per Unit	10.08	(2.96)	27.90	9.59	(0.58)
4.	Total Assets (000)	52,922	50,278	65,112	210,466	342,628
5.	Long Term Obligations	0	0	0	0	0
6.	Cash Dividend Per Unit	0	0	0	0	0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities. During 2004, Beneficial Owners purchased 1,035,357.30 units for $141,451,430. The Managing Owner purchased 16,063.59 units for $2,350,103 thus making the total contributions $143,801,533 for 2004. For the fiscal year ended December 31, 2004, the Beneficial Owners redeemed a total of 204,926.09 units for $27,709,343. The Managing Owner redeemed a total of 96.97 units for $12,141. For the fiscal year ended December 31, 2003, the Beneficial Owners redeemed a total of 47,581.37 units for $7,037,766. The Managing Owner redeemed a total of 16 units for $2,613.

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

During the fiscal year-ended December 31, 2004, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the calendar year ended December 31, 2004, CIS and CISFS had paid or accrued to pay interest of $3,631,292 to the Trust. For the calendar year ended December 31, 2003, CIS and CISFS paid or accrued to pay interest of $1,183,618 to the Trust.

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

2004

The JWH Global Trust posted a slight loss of 0.39%, or ($0.58) per unit, for 2004. The Net Asset Value at year-end was $148.54 per unit compared to $149.12 per unit at the beginning of the year. During 2004, total contributions to the Trust equaled $143,801,533.

Volatility was a major factor in many markets. During the first half of the year, the trading environment was unfavorable for trend-following, even with some select markets having strong directional moves. Although not high by historical standards, the spikes in volatility were apparent through large price moves coupled with strong reversals. Nevertheless, the second half of the year, especially the fourth quarter, was marked by a strong dollar decline and a good rally in bonds.

The performance was slightly positive during the first quarter, with the bulk of the profits coming from the fixed-income sector, followed by the agriculture, metals and energy sectors. The Trust profited from lower yields in the fixed income sector in both the US and Europe. US bonds continued to rally during the first quarter, though higher US yields were expected after Mr. Greenspan’s comment on the need for higher interest rates. In the European fixed-income market, the Trust posted its largest gains of the quarter as slow growth in the EU (especially Germany) was a strong driver in the rally by both the Bund and Bobl markets. Profits were seen in agriculture, with soybeans reaching highs not seen in decades. In metals, profits were gained in both copper and silver. Base metal prices rose on the back of strong manufacturing growth in China and continued growth in US housing. Energies also posted positive returns. Limits to production and increased talk of an OPEC cut helped to continue the upward trend. Global stock indices added slightly to performance during the quarter, as no clear trends were apparent. The currency sector dampened the Trust’s gains from other markets in the first quarter. The markets were hit with strong increases in volatility and daily trading ranges, as well as some key reversals.

The Trust’s performance was down during the second quarter as five out of six market sectors that traded posted losses. The change in US employment growth prospects hurt profitability. Concerns about future growth in China and Chinese monetary policy changes aimed at controlling the growth in credit caused a major reversal in many commodity markets, especially the base metals. Currencies saw limited longer-term price changes coupled with strong reversals. In the case of the yen, there was no government intervention during the second quarter, as there had been during the first quarter, but the relatively high level of volatility continued because of the threat of further intervention. The fixed-income sector also hurt performance during the quarter. Even after the first rate increase in four years, the price of the 10-year bond was only slightly higher than at the beginning of the year. The Bund market was also range-bound, because of the steadier monetary policy of the European Central Bank, as well as muted growth and inflation prospects in Europe. Stock indices hurt performance, as mixed views on growth prospects in key economies kept prices in a relatively tight range. Energy trading proved to be the sole area for profits during the quarter.

The Trust’s returns in the third quarter were negative. The three sectors holding back performance were currencies, stock indices, and metals. US equities continued to stay range-bound for most of the third quarter as the VIX index of volatility fell to all-time lows. However, the European and Japanese markets did not follow suit. The Eurostoxx was able to rally towards the end of summer, while the Nikkei index bounced off the lows it had reached earlier in the year. On the other hand, the energy sector once again provided the best returns, as a combination of hurricanes in the Gulf of Mexico and political risk in the Middle East drove crude oil prices higher than $50 per barrel at the end of September. Additional gains were seen during the quarter in fixed income. Despite the fact that the rise in US short term interest rates reduced growth and inflationary expectations, there was a major bond rally. Fixed income also rallied in Japan, Australia, Great Britain and, to a lesser extent, in Europe. The Trust also benefited as the grain markets continued to fall in response to expectations that harvests would be very strong.

Performance during the fourth quarter was up over 24.0% as the currency sector was able to break out of its year-long trading range. When the markets started expecting a Bush win and grasped the effects of another term, the US dollar sell-off began. The US dollar sell-off also helped the fixed-income sector to post positive returns for the quarter, as European rates rallied reflecting slowing economies and the strengthening euro across Europe. Compared to the currency and fixed-income markets, the other market sectors (indices, metals, energies and agriculture) were mixed for the quarter, and did not have an appreciable effect on the Trust’s returns.

Overall, the Trust had a slightly negative year. After an extremely difficult first half of the year, the Trust’s long-term trend following approach to the markets once again proved profitable in the second half of the year. CIS Investments, Inc., the Managing Owner of the Trust, looks towards 2005 with optimism. We continue to feel our blend of JWH Programs - the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics® Family of Programs - are positioned to cover substantially all potential areas of market opportunity.

2003

The Trust posted another profitable year in 2003. The Net Asset Value at year-end was $149.12 per unit compared to $139.53 per unit at the beginning of the year. This represented an increase of $9.59 per unit or 6.87% for the calendar year.

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

Effective January 1, 2002, Mark Rzepczynski Ph.D. became president and Chief Investment Officer of JWH. Dr. Rzepczynski has been with JWH since 1998. The Managing Owner does not feel that this appointment will have a material effect on the Trust.

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

The Trust’s Annual Report, included as Exhibit 13.01 to this report, presents a Condensed Schedule of Investments setting forth net unrealized appreciation (depreciation) of the Trust’s open future and forward currency contracts, both long and short, at December 31, 2004. The net unrealized gain on the Trust’s open futures and forward currency contracts at December 31, 2004 was $22,802,365.

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

Quantifying the Trust’s Trading Value at Risk

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

Exchange maintenance margin requirements have been used by the Trust as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal year 2004 and 2003. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2004, the Trust’s average total capitalization was approximately $263.95 million, and during fiscal year 2003, the Trust’s average total capitalization was approximately $133.8 million.

Fiscal Year 2004

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$15.2	$5.8	$11.2	4.2%
Currencies	$29.3	$2.3	$8.9	3.4%
Stock Indices	$7.2	$0.7	$4.0	1.5%
Precious Metals	$3.5	$1.3	$2.2	0.8%
Commodities	$2.4	$1.1	$1.7	0.7%
Energy	$3.8	$0.5	$2.3	0.9%

Total	$61.4	$11.7	$30.3	11.5%

Fiscal Year 2003

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$5.4	$1.2	$3.5	2.6%
Currencies	$4.8	$0.9	$2.9	2.1%
Stock Indices	$2.9	$0.6	$1.4	1.0%
Precious Metals	$1.6	$0.3	$0.8	0.6%
Commodities	$1.2	$0.1	$0.5	0.4%
Energy	$1.8	$0.1	$0.9	0.7%

Total	$17.7	$3.2	$10.0	7.4%

* Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year. All amounts represent millions of dollars.

** Average Capitalization is the average of the Trust’s capitalization at the end of each fiscal month during the relevant fiscal year.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust. The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Trust, gives no indication of this “risk of ruin”.

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds substantially all of its assets in cash on deposit with CIS and CISFS. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 91-day Treasury bill rate. As of December 31, 2004 and December 31, 2003, the Trust had approximately $312.1 million and $183.3 million, respectively, in cash on deposit with CIS and CISFS.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2004, by market sector.

Currencies. The Trust's currency exposure is to exchange rate fluctuations. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar). The Trust's major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions but more recently have also included exposure to cross-rates positions such as euro/yen and pound/yen positions. The Managing Owner does not anticipate that the risk profile of the Trust's currency sector will change significantly in the future.

Interest Rates. Interest rate risk is a major market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of smaller nations - e.g., Australia. The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust in this sector for the foreseeable future.

Stock Indices. The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2004, the Trust’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), SFE SPI 200 (Australia), and Eurostoxx 50. As of December 31, 2003, the Trust’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), SFE SPI 200 (Australia) and Eurostoxx 50. The Managing Owner anticipates little, if any, trading in non-G-7 stock indices. The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices. (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals. The JWH programs currently used for the Trust trade mainly precious and base metals. The Trust's primary metals market exposure is to price fluctuations.

Agricultural. The Trust's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, corn, wheat, beans, soybean oil and sugar accounted for the substantial bulk of the Trust's agricultural exposure as of December 31, 2004 and December 31, 2003. In the past, the Trust has had market exposure to cotton, live cattle, and the soybean complex and may do so again in the future.

Energy. The Trust's primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2004 and December 31, 2003.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Japanese yen, euro/yen cross, euros, British pounds and Swiss francs. The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

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

Given the noisy nature of price data, all market signals may not lead to profitable trades.  Hence, significant emphasis is placed on risk management techniques to minimize the losses on any particular trade on the portfolio as a whole.  Stop-losses are used and managed in a proprietary manner to balance the potential loss in any trade versus the opportunity for maximum profit.  Stop-loss orders may not necessarily limit losses since they become market orders upon execution; as a result a stop-loss order may not be executed at the stop-loss price.  Depending on the model used, risk may be managed through variable position size or risk levels for any market.  Additionally, modern portfolio techniques are used to construct the overall portfolio for a given program.  These techniques will account for the volatility and correlation for markets as well as behavior during specific market extremes.  Portfolio adjustments will be made to account for systematic changes in the relationships across markets. Portfolios are managed to meet longer-term risk and volatility tolerances.  While there can be no guarantees against losses, the JWH trading discipline is designed to preserve capital while waiting for opportunities where programs can generate profits over longer periods of time.  Risk management on a market basis accounts for volatility and the fact that markets may turn against the prevailing trend.  While JWH is looking for longer term trends, the preservation of capital is paramount.  If a predetermined amount of capital is lost, positions will be closed regardless of fundamental market conditions.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2004 and 2003. This information has not been audited.

	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Total Revenues (Loss)	$6,680,880	$(47,458,520)	$2,195,583	$75,086,292
Total Expenses	$5,774,450	$5,059,084	$5,259,942	$11,563,699
Net Income (Loss)	$906,430	$(52,517,604)	$(3,064,359)	$63,522,593
Net Income (Loss) per Unit	$1.14	$(29.15)	$(1.72)	$29.15

	First Quarter 2003	Second Quarter 2003	Third Quarter 2003	Fourth Quarter 2003
Total Revenues	$7,380,193	$5,374,923	$(3,564,983)	$8,012,771
Total Expenses	$2,961,837	$3,236,594	$2,972,388	$4,068,475
Net Income (Loss)	$4,418,356	$2,138,329	$(6,537,371)	$3,944,296
Net Income (Loss) per Unit	$10.06	$4.32	$(7.16)	$2.37

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Under the supervision and with the participation of the management of CISI, the Managing Owner of the Trust, including the Managing Owner’s Chief Executive Officer and Chief Financial Officer, CISI has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of fiscal year 2004, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

Item 10. Directors and Executive Officers of the Registrant

The Trust is managed by its Managing Owner, CIS Investments, Inc. The officers and directors of the Managing Owner as of December 31, 2004 were as follows:

CIS Investments, Inc.

James A. Davison (born May 1961) is President, Chief Executive Officer and Director. Mr. Davison is a graduate of the School of Oriental and African Studies, University of London. He began his career with Cargill PLC and joined Cargill Investor Services Ltd. in 1987. His management responsibilities included commodity and financial markets as well as the development of all business activity with alternative asset management clients in European and Middle Eastern geographies. He resigned from Cargill PLC in 1996 to establish his own consultancy business. One of his assignments of this business included Managing Director for Hasenbichler Asset Management Ltd., one of Europe’s largest alternative asset management groups and, in 1998, he assumed responsibility for all international activity of a portfolio of trading advisors. He re-joined Cargill PLC in December 2000 as European Managing Director of Cargill Investor Services Ltd. and was named Worldwide Business Unit Leader of CIS in July of 2001.

Shaun D. O’Brien (born November 1964) is Executive Vice-President, Chief Financial Officer, and Director. Mr. O’Brien became Vice President and Director of CISI on July 1, 1999. Mr. O’Brien graduated from Northeastern University in 1987 and received a Master’s degree from the University of Minnesota’s Carlson School of Management in 1999. Mr. O’Brien began working for Cargill in 1988 and joined CIS in 1999.

Leslie S. Allan (born December 1961) is Executive Vice President. He joined CIS in 2003 with over twenty years’ experience in global financial markets and equities. Mr. Allan’s responsibilities include the execution of the CIS strategy and the global leadership of the Client Product Group. Previously, Mr. Allan served as Managing Director for Lehman Brothers (London), where he managed a global team of twenty-one people dedicated to providing services to hedge fund customers, including event-arbitrage strategies and financial products. Prior to this, he had responsibility for similar activities as Executive Director, Global Equity Derivatives, for Deutsche Bank A.G. (London). Mr. Allan’s other industry experience includes institutional equities sales on behalf of Jefferies International PLC, where he also created the Special Situation Equity Sales Team. Between 1984 and 1993, as Senior Vice President of U.S. Equity Sales based in Los Angeles, he co-founded the London Office, managed a portfolio of twenty institutional customers, and was a Trustee of the firm’s International Pension Fund. Mr. Allan was also responsible for U.S. equity sales trading as an Executive Director with Goldman Sachs International (London) from 1993 through 1995. He began his industry career in 1981 as an Investment Dealer and Analyst with Ivory and Sime PLC in his hometown of Edinburgh, Scotland.

Barbara A. Pfendler (born May 1953) is Vice President and Director. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She began her career with Cargill, Incorporated in 1975. She held various merchandising and management positions within the organization’s Oilseed Processing Division before transferring to CIS in 1986 where she was responsible for the Fund Services Group. She was appointed Vice President of CISI in May 1990. She is a past member of the International Advisory Committee for the Managed Funds Association and currently serves on the CPO/CTA Advisory Committee for the National Futures Association.

Patrice H. Halbach (born August 1953) is Vice President. Ms. Halbach graduated Phi Beta Kappa from the University of Minnesota with a B.A. degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990, she was named Senior Tax Manager for Cargill, Incorporated’s Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated’s Administrative Division in April 1994. In January 1999, she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated’s global tax function.

C. Robert Paul (born August 1955) is Vice President - Law and Chief Legal Officer. Mr. Paul graduated from the University of Pennsylvania in 1977 and earned his Juris Doctorate from New York University Law School in 1980. As the initial General Counsel of OneChicago, LLC from 2001 until he joined Cargill in March 2004, Mr. Paul helped to launch the first electronic exchange to introduce stock futures trading in the U.S. in November 2002. He also served as General Counsel of the Commodity Futures Trading Commission from 1999 to 2001, where he was instrumental in negotiating terms of The Commodity Futures Modernization Act of 2000. In 2001 he joined McDermott, Will & Emery's Washington, D.C. office as co-leader of its Energy and Derivatives Products Group. From 1987 to 1997, Mr. Paul was a member of the Dean Witter Reynolds Inc. Law Department as First Vice President and Associate General Counsel, and from 1997 to 1999 he served as Vice President in the Legal Department of Credit Suisse First Boston Corporation. He is currently a member of the Executive Committee of the Futures Industry Association Law & Compliance Division.

Annette A. Cazenave (born January 1956) is Vice President. She joined CIS in 2004 with over twenty-four years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management. Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004). Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm. Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993). Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Todd Urbon (born April 1967) is Vice President and Treasurer. Mr. Urbon graduated from Northern Illinois University in 1989 with a B.S. in Finance. He began working at CIS in 1989 and has worked in various departments during his 15 year career. Mr. Urbon has the Certified Treasury Professional certification from the Association of Finance Professionals.

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

The following are additional officers of CISI: Anne R. Carlson, Assistant Secretary; James Clemens, Assistant Secretary; Lynn M. Dasso, Assistant Secretary; Lillian Lundeen, Assistant Secretary; and Jeanne Y. Smith, Assistant Secretary.

Effective February 4, 2005 and March 7, 2005, Christopher Malo (Vice-President) and Dale F. H. Martin (Executive Vice-President and Director), respectively, resigned from CIS Investments, Inc. The General Partners do not feel that these resignations will have a material effect on the Partnership.

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

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Partnership’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Managing Owner operates the Trust and has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions and a copy of such code is included in Exhibit 14.01.

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

CIS and CISFS, affiliates of the Managing Owner, are the Trust’s clearing broker and currency dealer, respectively. During the year ended December 31, 2004, the Trust accrued and paid $15,298,552 in brokerage commissions to CIS, as compared to $7,584,742 in 2003 and $3,450,709 in 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	As of December 31, 2004, no person was known to the Trust to own beneficially more than 5% of the outstanding units.
(b)	As of December 31, 2004, the Managing Owner beneficially held an ownership of $3,531,014 (which is the equivalent of 23,771.70 units) or approximately 1.06% of the ownership of the Trust as of that date.
(c)	As of December 31, 2004, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a)	None other than the compensation arrangements described herein.
(b)	None.
(c)	None.
(d)	Not Applicable..

Item 14. Principal Accounting Fees and Services

(a)	Audit Fees
The Trust paid KPMG, LLP, the Trust's independent auditors, $39,750 in 2004 and $21,075 in 2003 for professional services rendered in connection with the audit of the Trust's annual financial statements and the review of financial statements included in the Trust's Form 10-Q filings and registration statements on Form S-1 for such years.

(b)	Audit-Related Fees
The Trust did not pay KPMG, LLP any amounts in 2004 and 2003 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust's financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees
The Partnership did not pay KPMG, LLP any amounts in 2004 and 2003 for professional services in connection with tax compliance, tax advice and tax planning. The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $127,300 in 2004 and $56,750 in 2003 for such services. These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)	All Other Fees
The Trust did not pay KPMG, LLP any amounts in 2004 or 2003 for services other than those described in Item 9(e)(1) through Item 9(e)(3) of Schedule 14A of the Securities Exchange Act of 1934.

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

(f)	Less than 50% of the hours expended on KPMG, LLP's audit of the Trust's financial statements were attributable to the work of persons who were not full-time, permanent employees of KPMG, LLP.

Part IV

Item 15. Exhibits, Financial Statements and Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

	a.	Report of Independent Registered Public Accounting Firm.
	b.	Statements of Financial Condition as of December 31, 2004 and 2003.
	c.	Statements of Operations and Statements of Changes in Unitholders' Capital for the years ended December 31, 2004, 2003 and 2002.
	d.	Condensed Schedule of Investments.
	e.	Notes to Financial Statements.

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits: See the Index to Exhibits annexed hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005     JWH GLOBAL TRUST

By:	CIS Investments, Inc. (Managing Owner)

By:	/s/ James A. Davison James A. Davison President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 29, 2005

By:	/s/ James A. Davison James A. Davison President, Chief Executive Officer and Director

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Executive Vice President, Chief Financial Officer and Director

By:	/s/ Annette A. Cazenave Annette A. Cazenave Vice President

Index to Exhibits

No.	Description of Document

1.01	Form of Selling Agreement among CIS Securities, Inc. (the "Lead Selling Agent"), JWH Global Trust (the "Registrant"), CIS Investments, Inc. (the "Managing Owner"), CIS Financial Services, Inc. ("CISFS"), Cargill Investor Services, Inc. ("CIS") and John W. Henry & Company, Inc. ("JWH").[1]

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.[2]

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[3]

10.01	Form of Subscription Agreement and Power of Attorney.[2]

10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[4]

10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[3]

10.04	Form of Customer Agreement between the Registrant and CIS.[3]

10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[3]

10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[3]

10.07	Form of Transfer Agent Agreement.[3]

13.01	Annual Report to Unitholders for Fiscal Year 2004.

14.01	CIS Investments, Inc. Code of Ethics

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer

32.01	Section 1350 Certification

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

[3] Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825).

[4] Incorporated by reference herein from the exhibit of the same description filed on August 19, 1997 with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-33937).