Form 10-Q
period 2005-03-31
JWH GLOBAL TRUST
filed 2005-05-17
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

The number of units outstanding, as of March 31, 2005, is 2,330,230.95.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

(Following are Financial Statements for the fiscal quarter ended March 31, 2005 and the additional time frames as noted:

	Fiscal Quarter Ended 03/31/05	Year to Date Ended 03/31/05	Fiscal Year Ended 12/31/04	Fiscal Quarter Ended 03/31/04	Year to Date Ended 03/31/04

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST

Statements of Financial Condition

	Mar 31, 2005	Dec 31, 2004
	(unaudited)
ASSETS
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$285,581,784	312,053,398
Unrealized gain on open contracts	8,907,036	22,802,365

	294,488,820	334,855,763

Receivable for units sold	6,827,651	7,210,442
Interest receivable	721,317	561,543

Total assets	$302,037,788	342,627,748

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:
Accrued commissions	$1,459,495	1,667,412
Accrued management fees	491,528	558,459
Accrued incentive fees	0	4,531,999
Accrued ongoing offering expenses	122,151	136,802
Accrued operating expenses	95,563	90,000
Redemptions payable	2,922,439	3,602,667

Total liabilities	5,091,176	10,587,339

Unitholders' capital:
Beneficial owners ( 2,306,459.25 and 2,211,539.65 units outstanding at March 31, 2005 and December 31, 2004, respectively)	293,917,441	328,509,395
Managing owner (23,771.70 units outstanding at March 31, 2005 and December 31, 2004)	3,029,171	3,531,014

Total unitholders' capital	296,946,612	332,040,409

Total liabilities and unitholders' capital	$302,037,788	$342,627,748

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Operations

(unaudited)

	Jan 1, 2005 through Mar 31, 2005	Jan 1, 2005 through Mar 31, 2005	Jan 1, 2004 through Mar 31, 2004	Jan 1, 2004 through Mar 31, 2004
Revenues:
Gain (loss) on trading of commodity contracts:
Realized (loss) gain on closed positions	$(28,523,529)	(28,523,529)	14,961,353	14,961,353
Change in unrealized loss on open positions	(13,895,329)	(13,895,329	(8,855,257)	(8,855,257)
Interest income	1,938,865	1,938,865	507,619	507,619
Foreign currency transaction (loss) gain	(546,345)	(546,345)	67,165	67,165

Total revenues	(41,026,338)	(41,026,338)	6,680,880	6,680,880

Expenses:
Commissions	4,394,758	4,394,758	3,413,112	3,413,112
Exchange, clearing and NFA fees	37,333	37,333	24,988	24,988
Management fees	1,477,773	1,477,773	1,147,015	1,147,015
Incentive fees	0	0	861,423	861,423
Ongoing offering expenses	367,249	367,249	282,912	282,912
Operating expenses	95,515	95,515	45,000	45,000

Total expenses	6,372,628	6,372,628	5,774,450	5,774,450

Net (loss) income	$(47,398,966)	(47,398,966)	906,430	906,430

(Loss) income per unit of beneficial ownership interest *	$(21.11)	(21.11)	1.14	1.14
(Loss) income per unit of beneficial ownership interest *	$(21.11)	(21.11)	1.14	1.14

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statement of Changes in Unitholders' Capital

From January 1, 2005 through March 31, 2005

(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1, 2005	2,211,539.65	$328,509,395	3,531,014	332,040,409

Net loss	0	(46,897,123)	(501,843)	(47,398,966)

Unitholders' contributions	156,555.52	20,278,995	0	20,278,995
Unitholders' redemptions	(61,635.92)	(7,973,826)	0	(7,973,826)

Unitholders' capital at March 31, 2005	2,306,459.25	$293,917,441	3,029,171	296,946,612

Net asset value per unit January 1, 2005		$148.54	148.54

Net loss per unit		(21.11)	(21.11)

Net asset value per unit March 31, 2005		$127.43	127.43

* Units of Beneficial Ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST L.P. Condensed Schedule of Investments March 31, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (2.84%)
Agriculture	2,133	45,744,400	2,692,613
Interest Rates	536	180,803,877	373,027
Metals	1,326	67,586,085	2,388,836
Indices	1,340	76,862,740	(1,110,389)
Energy	1,232	71,410,510	4,093,000

		442,407,612	8,437,087

Forward positions (-4.68%)
Currencies	34	629,128,813	(13,898,808)

		629,128,813	(13,898,808)

Total long positions		$1,071,536,425	(5,461,721)

Short positions
Futures positions (0.27%)
Agriculture	760	8,536,320	7,770
Interest rates	7,616	950,752,368	613,866
Metals	426	22,428,675	27,475
Indices	1,387	46,411,218	151,173

		1,028,128,581	800,284

Forward positions (4.57%)
Currencies	44	1,119,030,703	13,568,473

		1,119,030,703	13,568,473

Total short positions		$2,147,159,284	14,368,757

Total open contracts (3.00%)			$8,907,036
Cash on deposit with brokers (96.17%)			285,581,784
Other assets in excess of liabilities (0.83%)			2,457,792

Net assets (100.0%)			$296,946,612

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

(1)   General Information and Summary

JWH Global Trust (the Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. The Managing Owner of the Trust is CIS Investments, Inc. (CISI). The clearing broker is Cargill Investor Services, Inc. (Clearing Broker or CIS), an affiliate of CISI. The broker for forward contracts is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), also an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the Brokers.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 24, 1997, July 2, 2003, and again on November 1, 2004, the Trust registered an additional $155,000,000, $300,000,000, and $500,000,000, respectively, for further investment and continued the offering. By March 31, 2005, a total of 3,458,518.92 units representing an investment for $445,941,103.86 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 26,732.90 units, representing a total investment of $3,535,227.47. Refer to the JWH Global Trust prospectus for further details of the offering.

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

Ongoing Offering Costs

Ongoing offering costs, subject to a ceiling of 0.5% of the Trust's average month-end net assets, are paid by the Trust and expensed as incurred.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as "round-turn commissions". These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays monthly flat-rate Brokerage Fees. Effective July 1, 2003, CIS lowered this fee from the annual rate of 6.5% (or approximately 0.542% per month) to 6.0% (or 0.50% per month) of the Trust's month-end assets after reduction of the Management Fee. CIS receives these Brokerage Fees irrespective of the number of trades executed on the Trust's behalf. The amount paid to CIS is reduced by exchange fees paid by the Trust.

Certain large investors are eligible for a "Special Brokerage Fee Rate" of 4.5% per year. As of March 31, 2005, there were no such eligible investors in the Trust.

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

Under signed agreement, JWH receives a monthly management fee of 0.167% (a 2% annual rate) of the Trust's month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

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

The purchase and sale of futures requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the periods ended March 31, 2005 and 2004, are reflected in the statements of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2005, as disclosed in the Condensed Schedule of Investments, do not represent the Trust's risk of loss due to market and credit risk, but rather represent the Trust's extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)    Financial Highlights

The following financial highlights show the Trust's financial performance for the three-month period ended March 31, 2005. Total return is calculated as the change in a theoretical beneficial owner's investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Net Asset Value per unit At December 31, 2004	$148.54
Loss per unit	(21.11)
Net Asset Value per unit At March 31, 2005	$127.43

Total Return:
Total return before incentive fee	(14.21)%
Less incentive fee allocation	0.00%
Total return	(14.21)%

Ratio to average net assets:
Net loss	(15.47)%

Expenses:
Expenses:	2.08%
Incentive fees	0.00%
Total expenses	2.08%

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month period ended March 31, 2005. The amounts are not annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)    Capital Resources

The Trust's capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust's trading activities. The amount of assets invested in the Trust generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by JWH, and the Trust's expenses are primarily charged as a fixed percentage of its asset base, however large.

The Trust's involvement in the futures and forward markets exposes the Trust to both market risk - the risk arising from changes in the market value of the futures and forward contracts held by the Trust - and credit risk - the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. JWH monitors the Trust's trading activities and attempts to control the Trust's exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust's futures and forward contacts and re-allocating Trust assets to different market sectors. The Trust's primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker. The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust. The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

The Trust's trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust's satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Trust's operation to date and are expected to continue to be so.

(b)   Liquidity

The Trust's assets are held in brokerage accounts with CIS and CISFS. Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices. This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the fiscal quarter ended March 31, 2005, CIS and CISFS had paid or accrued to pay interest of $1,938,865 to the Trust. For the fiscal quarter ended March 31, 2004, CIS and CISFS had paid or accrued to pay interest of $507,619 to the Trust.

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

(c)   Results of Operations

The Trust's success depends on JWH's ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust's results, and its past performance is not necessarily indicative of its future results. The Managing Owner believes, however, that there are certain market conditions - for example, markets with major price movements - in which the Trust has a better opportunity of being profitable than in others.

JWH's programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as JWH base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If JWH's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, JWH's programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Trust's positions while retaining most of the profits made from following the trend.

The performance summaries set forth below outline certain major price trends which JWH's programs have identified for the Trust during the first quarter of fiscal years 2005 and 2004. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2005

The Trust recorded a net loss of $47,398,966 or ($21.11) per unit in the first quarter of 2005. As of March 31, 2005, the Trust had gained 27.43% since its inception in June 1997.

On March 31, 2005, JWH was managing 100% of the Trust's assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

The Trust's performance was negative in January. While both the fixed-income and agriculture sectors had gains for the month, they weren't enough to offset the losses in other sectors. The Trust's underperformance was driven by the strength of the US dollar, which rebounded from last year's weakening trend. The dollar's sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program. The weak US dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish. The Canadian dollar/Japanese yen cross was the only positive contributor to the month, while the largest loss was in the euro. Trading in both metals and indices was also negative during the month. The loss in metals was due to the weakening of both gold and aluminum. Gold, which has recently had a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. Aluminum also added to the Trust's losses as supply increases in Shanghai put pressure on the market. The Trust's returns in the indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini. Higher prices in energies led to negative performance for the Trust in this sector. In addition to the events in the Middle East, weather dominated the sector's price action. Brent crude was the only positive contributor of this sector, while the largest loss came from natural gas. The agricultural sector provided positive returns for the month of January. Wheat helped returns as prices fell to a 20-month low. Corn boosted returns slightly as prices fell to the lowest level since June 2001. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton. The fixed income was also positive for the Trust for the month. Japanese Government bonds (JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. The largest gain was achieved in the JGBs, while the largest loss occurred in Australian 10-year bond. Although January underperformed, it is these types of markets that have provided the catalyst historically for long-term trends to emerge. Overall, the Trust recorded a loss of -9.54% for the month.

The Trust's performance was negative in February. Gains in both the indices and energy sectors weren't enough to offset the combined losses in the other sectors traded. The Trust's underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector. A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events. On February 10th, the U.S. 10-year Treasury note fell after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield. On February 16th, Fed Chairman Alan Greenspan's testimony prepared for the Senate Banking Committee added pressure to the sector and long-term rates declined despite rate hikes over the last year. Two days later, the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond. Currencies were the other main contributor to the Trust's losses. The U.S. dollar rose to a three-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January. Further adding to the yen's weakness were reports that Japan had officially fallen into a recession for the fourth time since 1991. Additional losses in this sector occurred during the middle of month as the Swiss franc rose against the U.S. dollar. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen. The energy sector had positive returns and was the Trust's best performing sector. Energies rallied as commodity prices surged to a 24-year high. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. In addition, the International Energy Agency raised its prediction for global consumption. All components of this sector were positive with the largest gain achieved in London gas oil. The Trust's three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied. The only loss in this sector was in the Nasdaq e-mini. The metals sector posted negative returns. The largest gain in this sector was achieved in aluminum, while the largest loss occurred in gold. Lastly, the agricultural sector was flat. Overall, the Trust recorded a loss of -5.63% for the month.

The Trust's performance was positive for the month of March. The energy sector exhibited moderate returns, and the agricultural sector also contributed to the Trust's positive performance. The combined positive performance in both of these sectors was able to offset the losses suffered in the other sectors. The energy sector was the Trust's best performing sector as crude oil and gasoline surged to near all-time highs on news that demand may outpace supply during the peak summer months. A Goldman Sachs prediction that crude oil prices could spike to as high as $105 per barrel also bolstered the rise in oil prices. All components of this sector were positive with the largest gain coming from London gas oil. Currencies were the most unprofitable sector for the Trust during the month. The single most influential factor driving performance was the U.S. dollar. The dollar began the month in a weakening trend as the U.S. trade deficit widened to its second highest level ever. However, this trend reversed as the price of oil soared, the yield on the 10-year note rose to its highest level in seven months, and the Federal Reserve increased borrowing costs by a quarter percentage point. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound. The Trust was unprofitable in the fixed income sector for the month, as European and Domestic markets sold off and the Japanese bond markets rallied. Increases in energy prices and inflation expectations were the catalyst for the dramatic move higher in most of the world interest rates. In Japan, bonds rallied amid speculation that exports to the U.S. would drop. Additionally, Japanese fixed-income gained on increased signs that its economy is struggling to recover from a fourth recession since 1991. The largest gain in this sector was achieved in the Eurodollar, while the largest loss occurred in the bund. Metals were unprofitable during March as gold and silver, which tend to have an inverse relationship with the U.S. dollar, were driven by the volatility in the U.S. dollar. The Trust did benefit as LME aluminum rose to a 10-year high, however not enough to offset the combined losses in gold and silver. Performance in indices was down slightly for the month as equity markets weakened worldwide. Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei. The Trust's performance in the agricultural sector was slightly profitable for the month. The Trust was able to benefit from rising New York coffee prices as production declined and reserves fell to their lowest level in 15 years. Overall, the gains achieved in the energy and agricultural sectors were enough to offset the combined losses in the various other sectors. Overall, the Trust posted a gain of .50% for the month.

During the quarter there were 156,555.52 units sold to the beneficial owners for an investment of $20,278,995. Beneficial owners redeemed a total of 61,635.92 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 2,306,459.25 units outstanding owned by the Beneficial Owners and 23,771.70 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2005, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2004

The Trust recorded a net profit of $906,431 or $1.14 per unit in the first quarter of 2004. As of March 31, 2004, the Trust had gained 50.26% since its inception in June 1997.

The Trust had an auspicious start in January and February but in March the Trust gave back much of the previous gains. On March 31, 2004, JWH was managing 100% of the Trust's assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

Overall, the Trust was positive for the month of January. The worldwide trend of interest rates moving lower continued from December. The long Japanese 10-year bond and the Euro Bund positions had the best performance for the fixed income sector, while the U.S. 30-year bond had the largest loss. For the first half of the month, the weakening U.S. dollar trend continued against most major currencies. The long Japanese yen and the British pound positions made the greatest contributions to profits, while the Swiss franc had the largest loss. Stock indices in Europe, the U.S. and Japan maintained their upward trend for most of the month on positive economic growth and a favorable interest rate environment. The Eurostoxx posted the largest profit, while the Osaka Nikkei posted a loss. The upward trend in crude prices and related products continued in a volatile fashion. Crude oil and heating oil posted the best sector gains. The price of gold has been highly correlated with the Euro; therefore it was higher initially at the beginning of the month, but finished lower at the end. Long copper, aluminum and silver positions had the best performance, while gold was the biggest detractor from profits. The agricultural sector was positive for January, primarily on the performance of corn, soybeans and coffee. Overall, the Trust recorded a 1.07% gain of $2,217,923.59 or $1.60 per unit in January.

Overall, the Trust was positive for the month of February. Interest rates continued to move lower in G7 nations due to benign inflationary pressures. The best results in the sector were achieved in the long Euro bunds, Japanese 10-year bond and the U.S. 10-year note and 30-year bond positions. Energies, with the exception of natural gas, remained on an upward trend because of supply concerns. The U.S. dollar, which had been weakening against most major currencies, found strength mid-month and reversed its five-month downtrend. The best performance for this sector came from the British pound and the Euro/British pound cross. The short Japanese yen and Swiss franc positions recorded the largest losses. Base metals continued the strong move upward due to low inventory levels, while precious metals followed currencies and reversed course during the month. The best performance for this sector came from copper, followed by silver and aluminum. Gold posted a loss for the month. Despite exhibiting a degree of volatility, most equity indices ended the month close to unchanged. Overall, the Trust recorded a 4.54% gain of $10,165,199.05 or $6.86 per unit in February.

Overall, the Trust was down for the month of March. The month was dominated by increased geopolitical risks, which consequently led to a reduction in speculative market positions. In March, the most influential market factors for the Trust were the effects of Japan's fiscal year end. The Bank of Japan, through intervention in foreign exchange markets, bolstered the U.S. dollar against the Japanese yen which in turn propelled Japanese equities and interest rates. The only profitable trade in this sector was the Euro/Pound cross. The largest losses came from the Japanese yen, British pound and the Euro. The U.S. employment data showed a paltry rise in jobs created during February, sending bond prices higher and interest rates lower. Interest rates in the ECB community fell as the terrorist attack in Spain dampened confidence in local economies. The biggest change in interest rates occurred in Japan, where rates actually increased. The Euro bund, U.S. 10-year and 30-year bonds were profitable while the largest loss for the sector was incurred in the Japanese 10-year bond. Metals, agriculture, and energies all were profitable sectors for the Trust but could not overcome the losses in interest rates and currencies. Overall, the Trust recorded a 4.64% loss of $11,476,691.33 or $7.32 per unit in March.

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

(d)    Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

There have been no changes with respect to the Trust's off-balance-sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) or disclosure of contractual obligations as reported in the Trust's Annual Report on Form 10-K for fiscal year 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10-K of the Trust dated December 31, 2004.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of CIS Investments, Inc., the Managing Owner of the Trust, including the Managing Owner's Chief Executive Officer and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Trust's internal controls over financial reporting or in other factors that could materially affect these controls subsequent to the date of their evaluation.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit
January	19,022.80	134.37
February	19,678.99	126.80
March	22,934.13	127.43
Total	61,635.92

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

a)	None
b)	None

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document
3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.[1]
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]
10.01	Form of Subscription Agreement and Power of Attorney.[1]
10.02	Form of Amended Escrow Agreement among the Registrant, The First National Bank of Chicago, the Managing Owner and the Lead Selling Agent.[3]
10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH.[2]
10.04	Form of Customer Agreement between the Registrant and CIS.[2]
10.05	Form of Foreign Exchange Account Agreement between the Registrant and CIS Financial Services, Inc. ("CISFS").[2]
10.06	Form of Cash Bullion Account Agreement between the Registrant and CISFS.[2]
10.07	Form of Transfer Agent Agreement.[3]
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification

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

JWH Global Trust

Date:	May 12, 2005

By:	CIS Investment, Inc., Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification