Form 10-Q
period 2005-06-30
JWH GLOBAL TRUST
filed 2005-08-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
|_| Yes       |X| No

The number of units outstanding, as of June 30, 2005, is 2,304,347.03.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

(Following are Financial Statements for the fiscal quarter ended June 30, 2005 and the additional time frames as noted:

	Fiscal Quarter Ended 06/30/05	Year to Date Ended 06/30/05	Fiscal Year Ended 12/31/04	Fiscal Quarter Ended 06/30/04	Year to Date Ended 06/30/04

Statements of Financial Condition	X		X

Statements of Operations	X	X		X	X

Statement of Changes in Partners' Capital		X

Notes to Financial Statements	X

JWH GLOBAL TRUST

Statements of Financial Condition

	June 30, 2005	Dec 31, 2004
	(unaudited)
ASSETS
Assets:
Equity in commodity futures trading accounts:
Cash on deposit with Brokers	$298,650,612	312,053,398
Unrealized gain on open contracts	27,562,040	22,802,365

	326,212,652	334,855,763

Receivable for units sold	1,989,122	7,210,442
Interest receivable	729,415	561,543

Total assets	$328,931,189	342,627,748

LIABILITIES AND UNITHOLDERS' CAPITAL
Liabilities:
Accrued commissions	$1,615,980	1,667,412
Accrued management fees	544,364	558,459
Accrued incentive fees	-	4,531,999
Accrued ongoing offering expenses	-	136,802
Accrued operating expenses	16,226	90,000
Redemptions payable	6,664,880	3,602,667

Total liabilities	8,841,450	10,587,339

Unitholders' capital:
Beneficial owners ( 2,280,393.89 and 2,211,539.65 units outstanding at June 30, 2005 and December 31, 2004, respectively)	316,762,587	328,509,395
Managing owner (23,953.14 and 23,771.70 units outstanding at June 30, 2005 and December 31, 2004)	3,327,152	3,531,014

Total unitholders' capital	320,089,739	332,040,409

Total liabilities and unitholders' capital	$328,931,189	$342,627,748

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Operations

(unaudited)

	April 1, 2005 through June 30, 2005	Jan 1, 2005 through June 30, 2005	April 1, 2004 through June 30, 2004	Jan 1, 2004 through June 30, 2004
	Current Qtr	Year to Date	Current Qtr	Year to Date
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$12,533,710	(15,989,818)	(38,067,806)	(23,106,452)
Change in unrealized loss on open positions	18,655,004	4,759,675	(9,820,533)	(18,675,790)
Interest income	2,089,452	4,028,317	709,550	1,217,169
Foreign currency transaction gain (loss)	2,420	(543,925)	(279,731)	(212,566)

Total revenues	33,280,586	(7,745,751)	(47,458,520)	(40,777,639)

Expenses:
Commissions	4,506,070	8,900,828	3,495,095	6,908,207
Exchange, clearing and NFA fees	38,143	75,476	29,728	54,716
Management fees	1,515,157	2,992,929	1,176,799	2,323,814
Incentive fees	-	-	-	861,423
Ongoing offering expenses	241,278	608,528	292,462	575,374
Operating expenses	97,931	193,447	65,000	110,000

Total expenses	6,398,579	12,771,208	5,059,084	10,833,534

Net income (loss)	$26,882,007	(20,516,959)	(52,517,604)	(51,611,173)

Income (loss) per unit of beneficial ownership interest *	$11.48	(9.63)	(29.15)	(28.01)
Income (loss) per unit of managing ownership interest *	$11.48	(9.63)	(29.15)	(28.01)

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statement of Changes in Unitholders' Capital

From January 1, 2005 through June 30, 2005

(unaudited)

	Units*	Beneficial Owners	Managing Owner	Total

Unitholders' capital at January 1,2005	2,211,539.65	$328,509,395	3,531,014	332,040,409

Net loss		(20,289,737)	(227,222)	(20,516,959)

Unitholders' contributions	229,133.74	29,457,390	23,360	29,480,750
Unitholders' redemptions	(160,279.50)	(20,914,461)	-	(20,914,461)

Unitholders' capital at June 30, 2005	2,280,393.89	$316,762,587	3,327,152	320,089,739

Net asset value per unit January 1,2005		$148.54	148.54

Net loss per unit		(9.63)	(9.63)

Net asset value per unit at June 30, 2005		$138.91	138.91

* Units of Beneficial Ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST L.P. Condensed Schedule of Investments June 30, 2005 (unaudited)
	Number of contracts	Principal/ notional value	Value/open trade equity
Long positions
Futures positions (2.56%)
Agriculture	2,367	$35,593,234	(1,784,318)
Interest Rates	12,330	2,277,410,644	7,675,946
Metals	1,111	56,760,973	53,192
Indices	1,245	69,733,848	905,005
Energy	1,285	74,659,647	1,329,886

		2,514,158,346	8,179,711

Forward positions (-3.25%)
Australian Dollar	3	55,697,759	(274,967)
British Pound	8	296,221,126	(4,327,179)
Canadian Dollar	2	58,922,710	852,111
European Euro	7	30,957,462	14,780
Japanese yen	12	232,289,141	(6,678,413)
Swiss Franc	2	7,742,357	10,807

		681,830,555	(10,402,861)

Total long positions		$3,195,988,901	(2,223,150)

Short positions
Futures positions (-0.12%)
Agriculture	330	$13,100,065	454,198
Metals	619	32,502,131	(867,181)
Indices	52	1,563,120	17,159

		47,165,316	(395,824)

Forward positions (9.42%)
Australian Dollar	2	24,877,876	41,385
British Pound	10	242,766,024	4,024,479
Canadian Dollar	2	3,952,232	(9,402)
European Euro	9	537,812,343	6,526,349
Japanese yen	13	584,154,597	15,346,060
Swiss Franc	4	180,640,356	4,252,143

		1,574,203,428	30,181,014

Total short positions		$1,621,368,744	29,785,190

Total open contracts (8.61%)			$27,562,040
Cash on deposit with brokers (93.30%)			298,650,612
Liabilities in excess of other assets (-1.91%)			(6,122,913)

Net assets (100.0%)			$320,089,739

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997. The initial amount offered for investment was $50,000,000. On September 24, 1997, July 2, 2003, and again on November 1, 2004, the Trust registered an additional $155,000,000, $300,000,000, and $500,000,000, respectively, for further investment and continued the offering. By June 30, 2005, a total of 3,531,097.14 units representing an investment for $455,119,498.39 of beneficial ownership interest had been sold in the combined offerings. In addition, during the offerings, the Managing Owner purchased a total of 26,914.33 units, representing a total investment of $3,558,587.56. Refer to the JWH Global Trust prospectus for further details of the offering.

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

Ongoing Offering Costs

In the first five months, the Trust has been charged at a rate of 0.50% of average month-end net assets for ongoing offering costs, which was based on historical expenditures. Current expenditures have been accruing at a lower rate, therefore, no expenses were charged to the Trust in June and the amount charged in subsequent months may also be reduced to reflect the actual costs paid by CISI on behalf of the Trust.

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

Certain large investors are eligible for a "Special Brokerage Fee Rate" of 4.5% per year. As of June 30, 2005, there were no such eligible investors in the Trust.

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

Net trading results from derivatives for the periods ended June 30, 2005 and 2004, are reflected in the statements of operations and equal gain from trading less brokerage commissions. Such trading results reflect the net gain arising from the Trust's speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2005, as disclosed in the Condensed Schedule of Investments, do not represent the Trust's risk of loss due to market and credit risk, but rather represent the Trust's extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)    Financial Highlights

The following financial highlights show the Trust's financial performance for the six-month period ended June 30, 2005. Total return is calculated as the change in a theoretical beneficial owner's investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

Net Asset Value per unit At December 31, 2004	$148.54
Loss per unit	(9.63)
Net Asset Value per unit At June 30, 2005	$138.91
Total Return:
Total return before incentive fee	(6.48)%
Less incentive fee allocation	0.00%
Total return	(6.48)%
Ratio to average net assets:
Net loss	(6.76)%
Expenses:
Expenses:	4.21%
Incentive fees	0.00%
Total expenses	4.21%

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the six-month period ended June 30, 2005. The amounts are not annualized.

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

The Trust earns interest on 100% of the Trust's average daily balances on deposit with CIS or CISFS, as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases). For the fiscal quarter ended June 30, 2005, CIS and CISFS had paid or accrued to pay interest of $4,028,734 to the Trust. For the fiscal quarter ended June 30, 2004, CIS and CISFS had paid or accrued to pay interest of $1,217,169 to the Trust.

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

Fiscal Quarter ended June 30, 2005

The Trust recorded a net income of $26,882,007 or $11.48 per unit in the first quarter of 2005. As of June 30, 2005, the Trust had gained 38.91% since its inception in June 1997.

On June 30, 2005, JWH was managing 100% of the Trust's assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

The Trust's overall performance was negative for the month of April. The Trust's underperformance was driven by the Federal Reserve changing its view on inflationary pressures. After higher energy prices showed a pickup in the US inflation rate in March, new economic data released in April showing inflationary pressures may not be as strong as previously thought forced the Fed to change its view. The fixed income sector posted positive returns during the month. The majority of the sector's gains came from the strength in Germany's and Japan's fixed-income markets. The yield on the German benchmark 10-year bond held near a record low after an industry survey showed manufacturing in Europe contracted. Japanese government bond yields held near 14-month lows on expectations that slowing economic growth in the U.S. will spread to Asia because of waning demand for the region's exports. The largest gain in this sector was achieved in the Japanese government bond, while the largest loss occurred in the eurodollar. The stock indices sector was slightly positive for the month as the world's equity markets traded lower. The Trust was able to profit from the decline in the Nasdaq e-mini, but the profits were held back by the combined losses suffered in the Eurostoxx and Nikkei. The currency sector was the most unprofitable sector during April for the Trust due to the strength of both the Japanese yen and the Canadian dollar / Japanese yen cross. Adding to the underperformance was the fact that the Swiss franc rallied as the Swiss government left its growth forecast for 2005 unchanged. The largest gain in this sector was achieved in the euro/British pound cross, while the largest loss occurred in the Japanese yen. The energy sector also contributed to the Trust's underperformance during the month. Energies, which had been trending higher, experienced a sudden turnaround as supplies increased and OPEC boosted output. The sector came under additional pressure amid speculation over slowing economic growth in the U.S., Europe and Japan due to high energy prices. All components of this sector were negative with the largest loss coming from London gas oil. The metals sector was unprofitable for the month. LME aluminum and LME copper had the largest losses within the sector, while gold and silver also added to the sector's losses as currency-related volatility plagued the precious metal markets. All components of this sector were negative. The Trust was unprofitable in the agriculture sector for the month as a result of the instability of the NY coffee market. The largest gain in this sector was achieved in cotton, while the largest loss occurred in NY coffee. Overall, the Trust recorded a loss of (6.40)% for the month.

The Trust's performance was positive for the month of May. The currency and fixed-income sectors led profitability with robust gains that were more than enough to offset lackluster returns in the other sectors. The currency sector was the Trust's strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. France's rejection of the European Union constitution was the catalyst for the euro's dramatic move lower. The largest gain in this sector was achieved in the euro, while the largest loss occurred in the euro/British pound cross. The fixed-income sector was the Trust's other solid performer, as both European and American bonds rose during the month. The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central Bank (ECB) would have to cut interest rates as the European economy slowed. U.S. Treasuries also rallied on diminished inflation fears and the 10-year note broke 4% for the first time since February. The largest gain in this sector was achieved in the bund, while the only loss occurred in the Eurodollar. The energy sector underperformed for the month as a result of volatility, which dominated trading throughout the sector. Natural gas was the lone profitable market within the sector. Energy markets weakened for most of the month and reversed itself towards the end of the month when crude oil stockpiles fell for the first time in five weeks.. The largest loss occurred in London gas oil. The Trust's performance in the metals sector was slightly positive during the month as volatility in various markets limited the Trust's ability to achieve returns. The Trust was able to benefit as gold traded near a three-month closing low as the U.S. dollar strengthened. The largest gain in this sector was achieved in gold, while the largest loss occurred in LME copper. Performance in the agriculture sector was negative for the month as trading in cotton, N.Y. coffee and CBOT wheat affected returns. Cotton fell almost 13 percent from April's highs as supply outpaced demand and wheat strengthened on concerns that hot weather would hurt U.S. crops. The largest gain in this sector was achieved in London coffee, while the largest loss occurred in cotton. Indices were negative for the month. Most of the world indices were higher on the month, which was the cause of the sector's underperformance. All components of this sector were negative with the largest loss coming from the NASDAQ e-mini. Overall, the Trust recorded a gain of 7.95% for the month.

The Trust's performance was positive for the month of June. The currency and fixed income sectors led profitability on the strength of the U.S. dollar and the global fixed income markets. These gains were mainly due to the U.S. Federal Reserve raising interest rates another quarter point to 3.25 percent. Hindering performance was volatility in the metals and agriculture sectors. The currency sector was the Trust's strongest performer for the month. The U.S. dollar posted its largest quarterly gain against the euro since 2001 and rose against the yen as the market anticipated the quarter point increase by the Federal Reserve on June 30th. The dollar also benefited from the yield advantage against the Japanese yen, Swiss franc and the euro. Also boosting the sector's performance was the weakness in the British pound against the U.S. dollar. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound/Japanese yen cross. The fixed income sector was the Trust's other solid performer, as global bond markets continued to rally. The majority of the sector's gains came from the strength in both Germany's and Japan's fixed income markets. The largest gain in this sector was achieved in the bund, while the largest loss occurred in the Eurodollar. The energy sector was profitable for the month as volatility dominated these markets. The entire sector rallied during the first half of the month as expectations increased that global demand for oil would reach a record 86.4 million barrels a day in the 4th quarter. Most components of this sector were positive; however the sectors performance was hindered by the losses in natural gas. Metals were negative for the month as volatility hurt this sector's performance. Gold rose for the majority of the month and then fell towards the end of the month as the U.S. dollar strengthened and the U.S. Federal Reserve raised interest rates. All components of this sector were negative with the largest loss coming from gold. Performance in the agriculture sector was down for the month as trading in cotton, wheat and soybeans hindered returns. Gains in NY coffee were not enough to offset the combined negative performance experienced in the rest of the sector. Performance was slightly positive in indices during the month. Overall, stocks fell during the month as the Federal Reserve raised its benchmark interest rate for the ninth time this year. The largest gain in this sector was achieved in the EuroStoxx 50, while the largest loss was in the Nasdaq E-Mini. Overall, the Trust recorded a gain of 7.89% for the month.

During the quarter there were 72,578.27 units sold to the beneficial owners for an investment of $9,178,395. Beneficial owners redeemed a total of 98,644.05 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 2,280,393.89 units outstanding owned by the Beneficial Owners and 23,953.14 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2005, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2004

The Trust recorded a net loss of $52,517,604 or $(29.15) per unit for the second quarter of 2004. As of June 30, 2004, the Trust had gained 21.11% since its inception in June 1997.

On June 30, 2004, JWH was managing 100% of the Trust's assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust's assets were allocated to JWH's Financial and Metals Portfolio.

The second quarter of 2004 did not produce any meaningful trends with the possible exception of the energy markets. The lack of price trends in other markets was a result of the confusion in financial markets as analysts attempted to anticipate the major central banks' exit strategy from their highly accommodative monetary policy of the past two years.

There were two main themes dominating the financial markets in April. First, the emerging strength of the U.S. economy led to market speculation that the Federal Reserve may begin raising interest rates in the near term. The effects of this speculation have been the strengthening of the U.S. dollar and tepid support for global equity indices. Second, the country with the fastest growing economy, China, decided to rein in growth to avoid creating potentially dangerous financial bubbles like the ones it faced a decade ago. The Chinese Central Bank mandate to start limiting available credit and raising domestic interest rates reduced consumption of basic commodities, which diminished the recent vigor in the base metals and grain markets. Energies were profitable for the Trust in April. Concerns about the continued violence in the Middle East and increased global consumer demand helped to maintain prices at their current lofty levels. The Trust's positions in crude oil and related products were positive. Natural gas positions were the only component of the Trust's portfolio with negative performance. The agricultural sector was negative for April. The grain markets traded in a volatile fashion, reacting to both continued strong demand in some areas and possibly reduced demand by China as well as the recent strength of the U.S. dollar. Cotton and London sugar had the best performance in the sector while wheat had the largest loss for the Trust. The fixed-income sector was negative in April. Fixed-income markets, particularly in the U.S., were affected by the improvement of the economy and by statements made by members of the Federal Reserve, leading to market speculation that interest rates may be raised sooner than anticipated. This sector registered no positive components for the Trust with the largest losses in the Euro Bund and U.S. 30-year bond. The currency sector was unprofitable in April. The U.S. dollar strengthened against most major currencies in response to advances in U.S. job creation, while consumer confidence and manufacturing activity appeared to be waning in Germany, exerting downward pressure on the Euro. The Swiss franc and Euro were the best performers, while the Japanese yen was the detractor from the Trust's performance. Indices positions for the Trust were negative in April. Of the companies in the Standard & Poor's 500 Index reporting earnings, 78% of them surpassed analysts' forecasts. Japanese equity markets were strong all month. U.S. and some European stock markets faltered later in the month. This sector registered no positive components, with the largest loss coming from the Eurostoxx 50 contract. The metals sector was unprofitable for the Trust in April. Precious metal investors liquidated long positions, which had been a hedge against the current negative real rate of return environment in the US.

Overall, the Trust was down for the month of May. Improving global economies created expectations that central banks may raise interest rates to moderate growth and curtail an increase in inflation. China continued to try to rein in growth by reducing available credit and money supply. Uncertainty dominated the financial markets, preventing strong trends from emerging. Energies were profitable for the Trust in May. Energy prices continued to surge higher due to supply concerns and increased geopolitical risks raised concerns about supply disruptions. China's increasing appetite for petroleum also placed strains on available production. Saudi Arabia's offer to increase production had little effect in stabilizing the price of crude oil. All of the Trust's positions in this sector were positive, with London gas oil being the best performer. The fixed-income sector was positive in May. The U.S. economy continued to show signs of improvement with fears of rising inflation diminishing. The best result was achieved in the Euro Bund. The largest losses occurred in Japanese government bond and the Australian 10-year bond. The currency sector was unprofitable in May. The U.S. dollar was heavily influenced by the release of improving economic numbers and revised expectations for continued growth. The best results for the Trust from this sector were achieved in the British pound / Japanese yen cross and the Australian dollar. The largest detractors from performance were the Japanese yen and the Swiss franc. The global equity markets continued to struggle. World GDP continued at a strong pace; yet concerns over rising interest rates and energy prices reduced enthusiasm for stocks. This sector registered no positive components with the largest loss coming from the Nikkei. The agricultural sector was negative for May. Coffee, the best performer, surged higher due to fears of frost in Brazil. Live cattle made large gains after the USDA expressed uncertainties about reinstating Canadian cattle imports to the U.S. Corn and soybeans had the largest losses. The metals sector was unprofitable for the Trust in May. Prices fell lower for most of the month, coming under pressure with prospects that China's demand for raw materials will weaken as its economy slows. The Trust's largest loss came from aluminum.

Overall, the Trust was negative for the month of June. The fixed-income sector was negative for June. U.S. interest rates were heavily influenced by the outcome of the Federal Open Market Committee meeting at the end of the month, and whether it would raise the Federal Funds rate by 25 or 50 basis points. Interest rates in Japan rose during the month on expectations that the Japanese economy will extend its longest expansion since 1997. The foreign exchange sector was negative for June. The U.S. dollar, after weakening mid-month against most major currencies, ended the month with little change. The Japanese yen strengthened against most currencies, including the U.S. dollar, as prospects for a continued expanding economy in Japan took hold. The energy sector was negative for June. The energy markets remained very volatile, with a bias towards higher prices. However, the wide price ranges made trend following difficult. Crude oil prices and related products remained robust as a result of strong growth in the U.S. and China, and continued geopolitical tensions in the Middle East. The agricultural sector was negative for June. The grain markets faced downward price pressure for most of the month as a result of China's decreased demand. The stock indices and metals sectors were positive for the Trust for June. Base metals initially moved lower this month. However, low levels of global inventories of base metals propelled prices higher by the end of month. Stock indices appeared to be reacting to recent information that implies a sterile macro economic outlook.

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

The Trust's performance was negative in January. While both the fixed-income and agriculture sectors had gains for the month, they weren't enough to offset the losses in other sectors. The Trust's underperformance was driven by the strength of the US dollar, which rebounded from last year's weakening trend. The dollar's sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program. The weak US dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish. The Canadian dollar/Japanese yen cross was the only positive contributor to the month, while the largest loss was in the euro. Trading in both metals and indices was also negative during the month. The loss in metals was due to the weakening of both gold and aluminum. Gold, which has recently had a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. Aluminum also added to the Trust's losses as supply increases in Shanghai put pressure on the market. The Trust's returns in the indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini. Higher prices in energies led to negative performance for the Trust in this sector. In addition to the events in the Middle East, weather dominated the sector's price action. Brent crude was the only positive contributor of this sector, while the largest loss came from natural gas. The agricultural sector provided positive returns for the month of January. Wheat helped returns as prices fell to a 20-month low. Corn boosted returns slightly as prices fell to the lowest level since June 2001. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton. The fixed income was also positive for the Trust for the month. Japanese Government bonds (JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. The largest gain was achieved in the JGBs, while the largest loss occurred in Australian 10-year bond. Although January underperformed, it is these types of markets that have provided the catalyst historically for long-term trends to emerge. Overall, the Trust recorded a loss of (9.54)% for the month.

The Trust's performance was negative in February. Gains in both the indices and energy sectors weren't enough to offset the combined losses in the other sectors traded. The Trust's underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector. A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events. On February 10th, the U.S. 10-year Treasury note fell after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield. On February 16th, Fed Chairman Alan Greenspan's testimony prepared for the Senate Banking Committee added pressure to the sector and long-term rates declined despite rate hikes over the last year. Two days later, the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond. Currencies were the other main contributor to the Trust's losses. The U.S. dollar rose to a three-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January. Further adding to the yen's weakness were reports that Japan had officially fallen into a recession for the fourth time since 1991. Additional losses in this sector occurred during the middle of month as the Swiss franc rose against the U.S. dollar. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen. The energy sector had positive returns and was the Trust's best performing sector. Energies rallied as commodity prices surged to a 24-year high. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. In addition, the International Energy Agency raised its prediction for global consumption. All components of this sector were positive with the largest gain achieved in London gas oil. The Trust's three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied. The only loss in this sector was in the Nasdaq e-mini. The metals sector posted negative returns. The largest gain in this sector was achieved in aluminum, while the largest loss occurred in gold. Lastly, the agricultural sector was flat. Overall, the Trust recorded a loss of (5.63)% for the month.

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

Overall, the Trust was positive for the month of January. The worldwide trend of interest rates moving lower continued from December. The long Japanese 10-year bond and the Euro Bund positions had the best performance for the fixed income sector, while the U.S. 30-year bond had the largest loss. For the first half of the month, the weakening U.S. dollar trend continued against most major currencies. The long Japanese yen and the British pound positions made the greatest contributions to profits, while the Swiss franc had the largest loss. Stock indices in Europe, the U.S. and Japan maintained their upward trend for most of the month on positive economic growth and a favorable interest rate environment. The Eurostoxx posted the largest profit, while the Osaka Nikkei posted a loss. The upward trend in crude prices and related products continued in a volatile fashion. Crude oil and heating oil posted the best sector gains. The price of gold has been highly correlated with the Euro; therefore it was higher initially at the beginning of the month, but finished lower at the end. Long copper, aluminum and silver positions had the best performance, while gold was the biggest detractor from profits. The agricultural sector was positive for January, primarily on the performance of corn, soybeans and coffee. Overall, the Trust recorded a 1.07% gain of $2,217,924 or $1.60 per unit in January.

Overall, the Trust was positive for the month of February. Interest rates continued to move lower in G7 nations due to benign inflationary pressures. The best results in the sector were achieved in the long Euro bunds, Japanese 10-year bond and the U.S. 10-year note and 30-year bond positions. Energies, with the exception of natural gas, remained on an upward trend because of supply concerns. The U.S. dollar, which had been weakening against most major currencies, found strength mid-month and reversed its five-month downtrend. The best performance for this sector came from the British pound and the Euro/British pound cross. The short Japanese yen and Swiss franc positions recorded the largest losses. Base metals continued the strong move upward due to low inventory levels, while precious metals followed currencies and reversed course during the month. The best performance for this sector came from copper, followed by silver and aluminum. Gold posted a loss for the month. Despite exhibiting a degree of volatility, most equity indices ended the month close to unchanged. Overall, the Trust recorded a 4.54% gain of $10,165,199 or $6.86 per unit in February.

Overall, the Trust was down for the month of March. The month was dominated by increased geopolitical risks, which consequently led to a reduction in speculative market positions. In March, the most influential market factors for the Trust were the effects of Japan's fiscal year end. The Bank of Japan, through intervention in foreign exchange markets, bolstered the U.S. dollar against the Japanese yen which in turn propelled Japanese equities and interest rates. The only profitable trade in this sector was the Euro/Pound cross. The largest losses came from the Japanese yen, British pound and the Euro. The U.S. employment data showed a paltry rise in jobs created during February, sending bond prices higher and interest rates lower. Interest rates in the ECB community fell as the terrorist attack in Spain dampened confidence in local economies. The biggest change in interest rates occurred in Japan, where rates actually increased. The Euro bund, U.S. 10-year and 30-year bonds were profitable while the largest loss for the sector was incurred in the Japanese 10-year bond. Metals, agriculture, and energies all were profitable sectors for the Trust but could not overcome the losses in interest rates and currencies. Overall, the Trust recorded a 4.64% loss of $11,476,691 or $7.32 per unit in March.

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

Item 5. Subsequent Event

On June 22, 2005, Cargill, Incorporated ("Cargill") and Refco Group Ltd., LLC ("Refco") announced that they had entered into a definitive agreement for Refco to acquire the global brokerage operations of Cargill's subsidiary, Cargill Investor Services, Inc. ("CIS"). CIS is the owner of CISI. After the acquisition closes, Refco will become the owner of CISI and Refco's subsidiary, Refco, LLC, will become the futures broker for the Trust. The acquisition will close upon receipt of necessary regulatory approvals and satisfaction of other contractual closing conditions.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

a)	None
b)	The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date. The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit
April	26,082.41	119.27
May	24,581.80	128.75
June	47,979.85	138.91
Total	98,644.06

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

JWH Global Trust

Date:	August 15, 2005

By:	CIS Investment, Inc., Managing Owner

By:	/s/ Shaun D. O'Brien Shaun D. O'Brien Chief Financial Officer

(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
32.01	Section 1350 Certification