Form 10-Q
period 2005-09-30
JWH GLOBAL TRUST
filed 2006-11-29
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number:  000-22887

JWH GLOBAL TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South Wacker Drive

Suite 1603

Chicago, IL  60606

(Address of principal executive offices) (Zip Code)

(312) 456-6462

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

233 South Wacker Drive, Suite 2300, Chicago, IL  60606, (312) 460-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes         ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes         ☒ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes         ☒ No

Explanatory Note

This quarterly report on Form 10-Q for the quarter ended September 30, 2005, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  Please see “Note 7 — Subsequent Events” included in our Notes to Financial Statements filed with this Form 10-Q for more information.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

JWH GLOBAL TRUST
Statements of Financial Condition

	September 30, 2005	December 31, 2004
	UNAUDITED
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with Brokers	$304,675,110	$312,053,398
Unrealized gain on open contracts	18,522,694	22,802,365
	323,197,805	334,855,763
Receivable for units sold	2,742,902	7,210,442
Interest receivable	871,703	561,543
Total Assets	$326,812,409	$342,627,748

Liabilities and Unitholders’ Capital
Liabilities:
Accrued commissions	$1,379,143	$1,667,412
Accrued management fees	539,953	558,459
Accrued incentive fees	—	4,531,999
Accrued ongoing offering expenses	134,212	136,802
Accrued operating expenses	42,096	90,000
Redemptions payable	4,681,375	3,602,667
Total liabilities	6,776,779	10,587,339

Unitholders’ Capital:
Beneficial owners (2,249,071.73 and 2,211,539.65 units outstanding at September 30, 2005 and December 31, 2004, respectively)	316,626,358	328,509,395
Managing owner (24,216.86 and 23,771.70 units outstanding at September 30, 2005 and December 31, 2004)	3,409,272	3,531,014
Total unitholders’ capital	320,035,630	332,040,409
Total Liabilities and Unitholders’ Capital	$326,812,409	$342,627,748

See accompanying notes to financial statements.

JWH GLOBAL TRUST
Statements of Operations
Unaudited

	July 1, 2005	Jan 1, 2005	July 1, 2004	Jan 1, 2004
	through	through	through	through
	Sept 30, 2005	Sept 30, 2005	Sept 30, 2004	Sept 30, 2004
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$17,464,417	$1,474,599	$(24,011,764)	$(47,118,216)
Change in unrealized (loss) gain on open positions	(9,039,346)	(4,279,671)	25,283,496	6,607,706
Interest income	2,551,030	6,579,346	1,000,460	2,217,629
Foreign currency transaction (loss)	(35,525)	(579,450)	(76,609)	(289,175)

Total revenues	10,940,576	3,194,824	2,195,583	(38,582,056)

Expenses:
Commission	4,771,637	13,672,465	3,630,542	10,538,749
Exchange, clearing and NFA fees	46,898	122,375	29,218	83,934
Management fees	1,606,623	4,599,552	1,221,647	3,545,461
Incentive fees	—	—	—	861,423
Ongoing offering expenses	134,212	742,739	303,535	878,909
Operating expenses	103,843	297,290	75,000	185,000

Total expenses	6,663,212	19,434,421	5,259,942	16,093,476

Net income (loss)	$4,277,362	$(16,239,597)	$(3,064,359)	$(54,675,532)

Income (loss) per unit of beneficial ownership interest *	$1.87	$(7.76)	$(1.72)	$(29.73)
Income (loss) per unit of managing ownership interest *	$1.87	$(7.76)	$(1.72)	$(29.73)

*   Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
Statement of Changes in Unitholders’ Capital
From January 1, 2005 through September 30, 2005
Unaudited

		Beneficial	Managing
	Units*	Owners	Owner	Total

Unitholders’ capital at January 1, 2005	2,211,539.65	$328,509,395	$3,531,014	$332,040,409

Net loss		(16,058,267)	(181,330)	(16,239,597)

Unitholders’ contributions	295,450.14	38,681,512	123,198	38,804,710

Unitholders’ redemptions	(257,918.06)	(34,506,282)	(63,610)	(34,569,892)

Unitholders’ capital at September 30, 2005	2,249,071.73	$316,626,358	$3,409,272	$320,035,630

Net asset value per unit at January 1, 2005		$148.54	$148.54

Net loss per unit		(7.76)	(7.76)

Net asset value per unit at September 30, 2005		$140.78	$140.78

*   Units of Beneficial Ownership.

See accompanying notes to financial statements.

JWH GLOBAL TRUST
Condensed Schedule of Investments
September 30, 2005
Unaudited

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions
Futures positions (4.51%)
Agriculture	849	$12,860,621	$302,348
Interest Rates	2,636	378,966,939	(3,682,567)
Metals	1,832	86,563,355	2,649,743
Indices	1,554	118,512,724	4,954,059
Energy	1,542	127,446,063	10,208,711
		724,349,702	14,432,294
Forward positions (0.66%)
Currencies	65	367,292,887	2,126,347
Total long positions		$1,091,642,589	$16,558,641

Short positions
Futures positions (1.18%)
Agriculture	1,895	$32,010,438	$2,007,536
Interest Rates	5,950	1,455,119,281	2,088,557
Metals	413	19,023,875	(186,900)
Indices	130	4,196,400	(116,920)
Energy	38	2,516,820	(1,220)
		1,512,866,814	3,791,053
Forward positions (-0.57%)
Currencies	36	127,466,120	(1,827,000)
Total short positions		$1,640,332,934	$1,964,053

Total open contracts (5.79%)			$18,522,694
Cash on deposit with brokers (95.2%)			304,675,110
Other liabilites in excess of assets (-0.99%)			(3,162,174)
Net assets (100.00%)			$320,035,630

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

(1)                                 General Information and Summary

JWH Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors.  On August 31, 2005, Refco Group Ltd., LLC (“Refco Group”) acquired the global brokerage operations of Cargill’s subsidiary, Cargill Investor Services, Inc. (“CIS”).  CIS is the owner of CIS Investments, Inc. (“CISI”).  The managing owner of the Trust changed from CISI to Refco Commodity Management, Inc (“RCMI” or the “Managing Owner”) and the clearing broker changed from CIS to Refco, LLC (“Clearing Broker”), an affiliate of RCMI.  The broker for forward contracts changed from CIS Financial Services, Inc. to Refco Capital Markets, Ltd. (“Forwards Currency Broker”), also an affiliate of RCMI.  The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the “Brokers”.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997 and trading began on June 2, 1997.  The initial amount offered for investment was $50,000,000.  On September 24, 1997, July 2, 2003, and again on November 1, 2004, the Trust registered an additional $155,000,000, $300,000,000, and $500,000,000, respectively, for further investment and continued the offering.  By September 30, 2005, a total of 3,597,413.53 units representing an investment for $464,343,620.43 of beneficial ownership interest had been sold in the combined offerings.  Offerings of units were suspended on October 17, 2005 due to the events described  in Note 7 — Subsequent Events.  In addition, during the offerings, the Managing Owner purchased a total of 27,637.19 units, representing a total investment of $3,658,425.87.

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

(2)                                 Summary of Significant Accounting Policies

The accompanying unaudited financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and results if operation of the Trust for the period presented have been included. The following is a description of the more significant of those policies that the Trust follows in preparing its financial statements.

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

The Trust earns interest on its assets on deposit at the Brokers at 100% of the 91-day Treasury bill rate for deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest on Australian dollars, British pound sterlings, and Swiss francs at a rate equal to LIBOR less 62.5 basis points.  Deposits denominated in eurodollars earn interest at a rate of LIBOR less 50 basis points.

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty.  Any redemption made in the 12th month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Ongoing Offering Costs

In the first five months of the calendar year, the Trust has been charged at a rate of 0.50% of average month-end net assets for ongoing offering costs, which was based on historical expenditures.   Current expenditures have been accruing at a lower rate, therefore, no expenses were charged to the Trust in June, July, or August but were charged again in September at a rate of 0.50% of average month-end net assets. The amount charged in subsequent months may also be reduced to reflect the actual costs paid by RCMI on behalf of the Trust.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions”.  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate Brokerage Fees on a monthly basis of 6.0% per annum (or 0.50% per month) of the Trust’s month-end assets after reduction of the Management Fee.  Refco receives these Brokerage Fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid to Refco is reduced by exchange fees paid by the Trust.

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of September 30, 2005, there were no such eligible investors in the Trust.

Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuation in currency rates.  Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates.  The impact of the translation is reflected in the statements of operations.

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

(3)                                 Fees

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly.  Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (“JWH”) utilizing three of its trading programs from July 1 to August 1:, the JWH GlobalAnalytics® Family of Programs, the Financial and Metals Portfolio,  and the G-7 Currency Portfolio. Commencing August 1, the G-7 Currency Portfolio was replaced by the International Foreign Exchange program and  the Global Financial and Energy program was added.

JWH receives a monthly management fee of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Trust has cash on deposit with an affiliated interbank market maker in connection with its trading of forward contracts.    In the normal course of business, the Trust does not require collateral from such interbank market maker.  Due to forward contracts being traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counter party non-performance.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the quarter and nine months ended September 30, 2005 and 2004, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2005, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)                                 Financial Highlights

The following financial highlights show the Trust’s financial performance for the nine-month period ended September 30, 2005.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

Net Asset Value per unit At December 31, 2004	$148.54
Loss per unit	(7.76)
Net Asset Value per unit At September 30, 2005	$140.78

Total Return:
Total return before incentive fee	(5.22)%
Less incentive fee allocation	0.00%

Total return	(5.22)%

Ratio to average net assets:
Net loss	(4.98)%

Expenses:
Expenses	5.96%
Incentive fees	0.00%
Total expenses	5.96%

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the nine-month period ended September 30, 2005. The amounts are not annualized.

(7)                                 Subsequent Events

On October 10, 2005, Refco, Inc. (“Refco”), the ultimate parent of RCMI , announced that it had discovered through an internal review a receivable owed to Refco, by an entity controlled by Phillip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco, in the amount of approximately $430 million.  Mr. Bennett has been charged with securities fraud in connection with this matter and various actions have been filed against Refco.  Thereafter, on October 13, 2005, Refco announced that the liquidity within Refco Capital Markets, Ltd. (“RCM”) was no longer sufficient to continue operations, and that RCM had imposed a fifteen (15) day moratorium on all of its activities in an attempt to protect the value of that enterprise.

On October 17, 2005, Refco, and RCM filed for bankruptcy protection in the Southern District of New York.  Neither the Trust nor RCMI were covered by the filing.  RCMI has subsequently filed for bankruptcy.

Although the Trust’s assets are not directly held by Refco, one of Refco’s affiliated entities, Refco, LLC, did serve as the futures commission merchant for the Trust.  Refco, LLC was not covered by the bankruptcy filing. In addition, a portion of the Trust’s assets (less than 20%, based on net assets as of October 13, 2005) were on deposit with RCM at the time of the bankruptcy filing, exposing a number of foreign currency contracts held within the Trust to the risk that the Trust will not be able to access such assets.  While RCM has unwound many outstanding foreign currency contracts, the Trust does not expect to be able access those assets in the near future [and has been unable to value such assets for purposes of determining the Net Asset Value of units].

In light of the events outlined herein, RCMI moved the majority of the Trust’s assets from Refco, LLC to Lehman Brothers, Inc. and its affiliated entities (“Lehman”) to act in this capacity.  On or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.

RCMI does not believe that the bankruptcy filings of Refco, Inc. and RCM will have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption. In this regard, the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  However, the Trust delayed payments of redemptions during the period from November 2005 through March 2005. Most of the redemptions were paid during the subsequent month.  With respect to redemptions made as of October 31, 2005 and thereafter, the Trust intends to make payment in an amount that represents the proportionate share of the Trust’s net assets that are held at Lehman, while reserving payment with respect to the Trust’s assets currently held at RCM.  As such, the Trust may reserve payment with respect to approximately 18.5-25% of any redemption proceeds until these monies held at RCM are remitted to the Trust. Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days prior written notice to the Managing Owner.

On February 9, 2006, the Trust received notification that the firm of KPMG LLP (“KPMG”) had resigned as the independent accountants and that the client-auditor relationship between the Trust and KPMG has ceased, effective immediately.

Effective August 25, 2006, the Trust engaged the firm of CF & Co., LLP to act as its independent auditor for the fiscal year ending December 31, 2005.

On October 12, 2006, RCMI, R.J. O’Brien & Associates, Inc. (“RJO”), and RJO’s acquisition subsidiary, R.J. O’Brien Fund Management, Inc. (“RJOFM”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) that provides for, among other things, RJOFM to purchase RCMI’s managing owner interest in the Trust. The Asset Purchase Agreement also provided for RCMI to commence a proceeding under chapter 11 of the Bankruptcy Code and to obtain the Bankruptcy Court’s approval of the Asset Purchase Agreement and the transactions set forth therein.

RCMI filed a voluntary petition (the “RCMI Bankruptcy Petition”) in the United States Bankruptcy Court for the Southern District of New York on October 16, 2006, for relief under chapter 11 of title 11 of the United States Code. Contemporaneously with the filing of the RCMI Bankruptcy Petition, RCMI filed, a motion requesting that the Bankruptcy Court authorize RCMI to sell and assign substantially all of its assets, including its interest as managing owner of the Trust, pursuant to the terms of the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, as of October 13, 2006, all clearing functions have been moved from Lehman to RJO.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  JWH monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Forwards Currency Broker.  The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)                                  Liquidity

The Trust’s assets at September 30, 2005 are held in brokerage accounts with Refco and RCM.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Refco or RCM (CIS and CISFS for July and August), as the case may be, during each month at the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).  For the fiscal quarter ended September 30, 2005, the Trust had received or accrued to receive interest of $2,551,030.  For the fiscal quarter ended September 30, 2004, the Trust had received or accrued to receive interest of $1,000,460.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first three quarters of fiscal years 2005 and 2004.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended September 30, 2005

The Trust recorded net income of $4,277,362 or $1.87 per unit in the third quarter of 2005. As of September 30, 2005, the Trust had gained 40.78% since its inception in June 1997.

On September 30, 2005, JWH was managing 100% of the Trust’s assets. Prior to August 1, 2005 the Trust assets were allocated as follows: JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (40%), and G-7 Currency Portfolio (30%). As of August 1, 2005 the Trusts assets are allocated as follows: JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%).

Performance was negative for the month of July. The Trust’s systematic trading approach enabled it to limit losses caused by volatile market conditions that resulted from terror attacks in London and a surprise devaluation of the Chinese yuan.  Losses in the interest rate, metals, and agricultural sectors limited the Fund’s overall returns. The currency, energy and indices sectors were positive for the month. The fixed income sector was unprofitable for the month, as stronger-than-expected economic growth in the US, Europe and Japan caused a sell off in global bond markets.  As a result, yields on the US 10 year note and the Japanese government bond rose for the month.  German 10-year bunds, Europe’s benchmark, fell as various European economic government reports beat expectations. The only gain in this sector was the eurodollar (3 month), while the largest loss occurred in the Japanese government bond. Currencies were the Trust’s strongest performers for the month in the face of extremely volatile markets.  The violent price moves were a reaction to China ending its long-standing policy of pegging its currency to the US dollar.  The Trust profited in this sector as the dollar continued to benefit from the growing yield advantage against the Japanese yen and Swiss franc. Weakness in the British pound also contributed to performance.  The pound’s weakness against the dollar helped performance and its decline against the euro was the sector’s worst-performing position. The largest gain in this sector was achieved in the Japanese yen. Performance in indices was positive during the month. The rally in the global equity markets contributed profits to the Trust’s performance. Stocks rose as companies posted better-than-expected earnings while economic reports showed tame inflation and growth in retail sales.  The Nikkei (Osaka) was the sector’s top performer, as the index rose 2.7 percent for the month. The energy sector was profitable during the month, with positive returns in almost every market traded within the sector.  Natural gas and crude oil had the most significant impact, as crude oil futures surpassed $62/barrel. The Trust’s performance in the agriculture sector was slightly negative during the month. The sector’s best performer was NY coffee and the largest loss occurred in cotton. The metals sector was unprofitable for the month. Gold prices fell from recent highs as the US dollar strengthened.  The largest gain in this sector was achieved in LME copper, while the largest loss occurred in gold. The Trust recorded a loss of -1.58% for the month.  The July month-end NAV was $136.71.

The Trust’s performance was positive for the month of August. The energy sector was the Trust’s best performer, along with smaller gains achieved in both the indices and agricultural sectors. The impact of Hurricane Katrina resulted in losses in the fixed income, currency and metals sectors. The energy sector was the Trust’s strongest performer for the month, with positive returns in every market traded within the sector. Natural gas, London gas oil and crude oil made the greatest contribution to overall performance. Energies rose as fears mounted and were then confirmed about the possibility of Hurricane Katrina paralyzing U.S. oil output, refining and imports along the coast of the Gulf of Mexico. Performance in the agriculture sector was positive on the month as trading in N.Y coffee, London sugar and CBOT wheat helped bolster returns within the sector.  Gains were limited however as N.Y. coffee futures rose after flooding caused by Hurricane Katrina put bean inventories at risk in New Orleans. Performance in the indices sector was positive during the month as the Nikkei (Osaka) rose to a four year high on signs that the world’s second largest economy grew for the third straight quarter. The Nikkei gained 4.3% for the month. On the fear the Hurricane Katrina may slow global economic growth, the Nasdaq E-mini and the Eurostoxx 50 fell almost 2% and 1.7% respectively during the month. The currency sector was the Trust’s most unprofitable sector for the month as the U.S. dollar fell 1.8% against the euro and 1.7% against the yen. The dollar’s weakness was a result of speculation that the record high oil prices would slow U.S. economic growth. The Japanese yen was the sectors worst performer as weakness in the dollar was further compounded by strength in the yen. The largest gains in this sector were in the South African rand and the euro dollar/South African rand cross. The fixed income sector was unprofitable for the month, as Hurricane Katrina sparked an unexpected rally in global bond markets. Global bond markets rallied as it became apparent that Hurricane Katrina would cause widespread damage to the U.S. gulf coast region and its industries. High energy prices caused the German 10-year bund yield, the Japanese 10-year bond yield, and the U.S. 10-year note yield to fall to their lowest levels in months. All components in this sector were either flat or negative for the month. The metals sector was unprofitable for the month. The cumulative effects of violent price action in the currencies and fixed income markets, along with the market impact of Hurricane Katrina, led gold to be the worst performer in the sector.  Positive performance in silver and LME copper helped to limit the losses within the sector. The Trust recorded a gain of 2.36% for the month.  The August month-end NAV was $139.94.

The Trust’s performance was slightly positive for the month of September. The indices, energy and metal sectors led performance along with more moderate gains in agriculture. Energies benefited from record high natural gas prices that occurred as a result of Hurricane Katrina and the threat of Hurricane Rita, while metals profited from higher trending prices in gold. The storms induced volatility and triggered fears over increasing global inflation, which resulted in losses for both the interest rate and currency sectors. The indices sector was the Trust’s strongest performer for the month. The Nikkei 225 (Osaka) once again rose (9.35%), a new four year high, on signs that the world’s second largest economy continued to grow. The sector’s gains were limited as the majority of global equity markets were subjugated by extreme volatility in the wake of the two U.S. hurricanes. The only loss occurred in the Nasdaq e-mini. The energy sector was the Trust’s other solid performer as natural gas prices soared to record highs as a result of Hurricanes Katrina and Rita striking the gulf coast this month and last. Crude oil limited the sector’s profitability as prices fell after the International Energy Agency said it expected to deliver at least 35 million barrels of oil and refined products to the U.S. by the end of October to help offset the lost production from rigs and refineries effected by the two recent hurricanes. The metals sector was profitable for the month as gold reached a 17-year high amid concerns about rising consumer prices and energy costs. Gold gained 7.8% for the month and prices climbed 8.1% for the quarter, the most in two years. However, the combined negative performance of silver and LME aluminum limited the gains within the sector. Performance in the agriculture sector was slightly positive for the month as trading in N.Y coffee and sugar, along with CBOT corn and soybeans helped bolster returns. The sector’s gains were limited however by losses in CBOT cotton and wheat. The largest gain in this sector was achieved in N.Y. coffee, while the largest loss occurred in CBOT wheat. The fixed income sector was the Trust’s most unprofitable sector for the month as volatility caused by the hurricanes took its toll. Global fixed income markets all suffered losses after having rallied in the wake of Hurricane Katrina. The largest gain in this sector was achieved in the Japanese Government bond, while the largest loss occurred in the U.S. 30-year bond. The currency sector was also unprofitable for the month as the U.S. dollar rallied on the renewed speculation of rising U.S. interest rates. While the Trust’s performance suffered as the dollar rallied against the euro, Swiss franc and British pound, it was able to limit the losses with the dollar’s performance against the Japanese yen. The Trust recorded a gain of 0.60% for the month.  The September month-end NAV was $140.78.

During the quarter there were 66,316.40 units sold to the beneficial owners for an investment of $9,224,122.04 and 722.86 units sold to managing owner for an investment of $99,838.31. Beneficial owners redeemed a total of 97,638.56 units during the quarter. The Managing Owner redeemed a total of 459.37 units during the quarter. At the end of the quarter there were 2,249,071.73 units outstanding owned by the Beneficial Owners and 24,216.86 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2005, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

On June 30, 2005, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust’s overall performance was negative for the month of April.  The Trust’s underperformance was driven by the Federal Reserve changing its view on inflationary pressures.  After higher energy prices showed a pickup in the US inflation rate in March, new economic data released in April showing inflationary pressures may not be as strong as previously thought forced the Fed to change its view.  The fixed income sector posted positive returns during the month. The majority of the sector’s gains came from the strength in Germany’s and Japan’s fixed-income markets.  The yield on the German benchmark 10-year bond held near a record low after an industry survey showed manufacturing in Europe contracted. Japanese government bond yields held near 14-month lows on expectations that slowing economic growth in the U.S. will spread to Asia because of waning demand for the region’s exports.  The largest gain in this sector was achieved in the Japanese government bond, while the largest loss occurred in the eurodollar.  The stock indices sector was slightly positive for the month as the world’s equity markets traded lower. The Trust was able to profit from the decline in the Nasdaq e-mini, but the profits were held back by the combined losses suffered in the Eurostoxx and Nikkei.  The currency sector was the most unprofitable sector during April for the Trust due to the strength of both the Japanese yen and the Canadian dollar / Japanese yen cross. Adding to the underperformance was the fact that the Swiss franc rallied as the Swiss government left its growth forecast for 2005 unchanged. The largest gain in this sector was achieved in the euro/British pound cross, while the largest loss occurred in the Japanese yen.  The energy sector also contributed to the Trust’s underperformance during the month. Energies, which had been trending higher, experienced a sudden turnaround as supplies increased and OPEC boosted output. The sector came under additional pressure amid speculation over slowing economic growth in the U.S., Europe and Japan due to high energy prices. All components of this sector were negative with the largest loss coming from London gas oil.  The metals sector was unprofitable for the month. LME aluminum and LME copper had the largest losses within the sector, while gold and silver also added to the sector’s losses as currency-related volatility plagued the precious metal markets. All components of this sector were negative.  The Trust was unprofitable in the agriculture sector for the month as a result of the instability of the NY coffee market.  The largest gain in this sector was achieved in cotton, while the largest loss occurred in NY coffee.  Overall, the Trust recorded a loss of (6.40)% for the month.

The Trust’s performance was positive for the month of May.  The currency and fixed-income sectors led profitability with robust gains that were more than enough to offset lackluster returns in the other sectors.  The currency sector was the Trust’s strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies.  France’s rejection of the European Union constitution was the catalyst for the euro’s dramatic move lower.  The largest gain in this sector was achieved in the euro, while the largest loss occurred in the euro/British pound cross.  The fixed-income sector was the Trust’s other solid performer, as both European and American bonds rose during the month.  The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central

Bank (ECB) would have to cut interest rates as the European economy slowed. U.S. Treasuries also rallied on diminished inflation fears and the 10-year note broke 4% for the first time since February.  The largest gain in this sector was achieved in the bund, while the only loss occurred in the Eurodollar.  The energy sector underperformed for the month as a result of volatility, which dominated trading throughout the sector.  Natural gas was the lone profitable market within the sector. Energy markets weakened for most of the month and reversed itself towards the end of the month when crude oil stockpiles fell for the first time in five weeks.. The largest loss occurred in London gas oil.  The Trust’s performance in the metals sector was slightly positive during the month as volatility in various markets limited the Trust’s ability to achieve returns.   The Trust was able to benefit as gold traded near a three-month closing low as the U.S. dollar strengthened.  The largest gain in this sector was achieved in gold, while the largest loss occurred in LME copper.  Performance in the agriculture sector was negative for the month as trading in cotton, N.Y. coffee and CBOT wheat affected returns.  Cotton fell almost 13 percent from April’s highs as supply outpaced demand and wheat strengthened on concerns that hot weather would hurt U.S. crops.  The largest gain in this sector was achieved in London coffee, while the largest loss occurred in cotton.  Indices were negative for the month.  Most of the world indices were higher on the month, which was the cause of the sector’s underperformance.  All components of this sector were negative with the largest loss coming from the NASDAQ e-mini.  Overall, the Trust recorded a gain of 7.95% for the month.

The Trust’s performance was positive for the month of June. The currency and fixed income sectors led profitability on the strength of the U.S. dollar and the global fixed income markets. These gains were mainly due to the U.S. Federal Reserve raising interest rates another quarter point to 3.25 percent.  Hindering performance was volatility in the metals and agriculture sectors.  The currency sector was the Trust’s strongest performer for the month. The U.S. dollar posted its largest quarterly gain against the euro since 2001 and rose against the yen as the market anticipated the quarter point increase by the Federal Reserve on June 30th. The dollar also benefited from the yield advantage against the Japanese yen, Swiss franc and the euro.  Also boosting the sector’s performance was the weakness in the British pound against the U.S. dollar.  The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound/Japanese yen cross.  The fixed income sector was the Trust’s other solid performer, as global bond markets continued to rally.  The majority of the sector’s gains came from the strength in both Germany’s and Japan’s fixed income markets.    The largest gain in this sector was achieved in the bund, while the largest loss occurred in the Eurodollar.  The energy sector was profitable for the month as volatility dominated these markets.  The entire sector rallied during the first half of the month as expectations increased that global demand for oil would reach a record 86.4 million barrels a day in the 4th quarter.  Most components of this sector were positive; however the sectors performance was hindered by the losses in natural gas.  Metals were negative for the month as volatility hurt this sector’s performance.  Gold rose for the majority of the month and then fell towards the end of the month as the U.S. dollar strengthened and the U.S. Federal Reserve raised interest rates.  All components of this sector were negative with the largest loss coming from gold.  Performance in the agriculture sector was down for the month as trading in cotton, wheat and soybeans hindered returns.  Gains in NY coffee were not enough to offset the combined negative performance experienced in the rest of the sector.  Performance was slightly positive in indices during the month.  Overall, stocks fell during the month as the Federal Reserve raised its benchmark interest rate for the ninth time this year. The largest gain in this sector was achieved in the EuroStoxx 50, while the largest loss was in the Nasdaq E-Mini.  Overall, the Trust recorded a gain of 7.89% for the month.

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

There were two main themes dominating the financial markets in April. First, the emerging strength of the U.S. economy led to market speculation that the Federal Reserve may begin raising interest rates in the near term. The effects of this speculation have been the strengthening of the U.S. dollar and tepid support for global equity indices. Second, the country with the fastest growing economy, China, decided to rein in growth to avoid creating potentially dangerous financial bubbles like the ones it faced a decade ago. The Chinese Central Bank mandate to start limiting available credit and raising domestic interest rates reduced consumption of basic commodities, which diminished the recent vigor in the base metals and grain markets. Energies were profitable for the Trust in April. Concerns about the continued violence in the Middle East and increased global consumer demand helped to maintain prices at their current lofty levels. The Trust’s positions in crude oil and related products were positive. Natural gas positions were the only component of the Trust’s portfolio with negative performance. The agricultural sector was negative for April. The grain markets traded in a volatile fashion, reacting to both continued strong demand in some areas and possibly reduced demand by China as well as the recent strength of the U.S. dollar. Cotton and London sugar had the best performance in the sector while wheat had the largest loss for the Trust. The fixed-income sector was negative in April. Fixed-income markets, particularly in the U.S., were affected by the improvement of the economy and by statements made by members of the Federal Reserve, leading to market speculation that interest rates may be raised sooner than anticipated. This sector registered no positive components for the Trust with the largest losses in the Euro Bund and U.S. 30-year bond. The currency sector was unprofitable in April. The U.S. dollar strengthened against most major currencies in response to advances in U.S. job creation, while consumer confidence and manufacturing activity appeared to be waning in Germany, exerting downward pressure on the Euro. The Swiss franc and Euro were the best performers, while the Japanese yen was the detractor from the Trust’s performance. Indices positions for the Trust were negative in April. Of the companies in the Standard & Poor’s 500 Index reporting earnings, 78% of them surpassed analysts’ forecasts. Japanese equity markets were strong all month. U.S. and some European stock markets faltered later in the month. This sector registered no positive components, with the largest loss coming from the Eurostoxx 50 contract. The metals sector was unprofitable for the Trust in April. Precious metal investors liquidated long positions, which had been a hedge against the current negative real rate of return environment in the US.

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

On March 31, 2005, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust’s performance was negative in January. While both the fixed-income and agriculture sectors had gains for the month, they weren’t enough to offset the losses in other sectors. The Trust’s underperformance was driven by the strength of the US dollar, which rebounded from last year’s weakening trend.  The dollar’s sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program.  The weak US dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish.  The Canadian dollar/Japanese yen cross was the only positive contributor to the month, while the largest loss was in the euro.  Trading in both metals and indices was also negative during the month. The loss in metals was due to the weakening of both gold and aluminum. Gold, which has recently had a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month.  Aluminum also added to the Trust’s losses as supply increases in Shanghai put pressure on the market. The Trust’s returns in the indices sector further hindered performance.  The loss in indices resulted from a sell off in world equity markets. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini.  Higher prices in energies led to negative performance for the Trust in this sector. In addition to the events in the Middle East, weather dominated the sector’s price action.  Brent crude was the only positive contributor of this sector, while the largest loss came from natural gas.  The agricultural sector provided positive returns for the month of January. Wheat helped returns as prices fell to a 20-month low. Corn boosted returns slightly as prices fell to the lowest level since June 2001. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton.   The fixed income was also positive for the Trust for the month. Japanese Government bonds (JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. The largest gain was achieved in the JGBs, while the largest loss occurred in Australian 10-year bond.  Although January underperformed, it is these types of markets that have provided the catalyst historically for long-term trends to emerge. Overall, the Trust recorded a loss of (9.54)% for the month.

The Trust’s performance was negative in February.  Gains in both the indices and energy sectors weren’t enough to offset the combined losses in the other sectors traded.  The Trust’s underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.  A significant portion of February’s losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off.  The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events. On February 10th, the U.S. 10-year Treasury note fell after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield.  On February 16th, Fed Chairman Alan Greenspan’s testimony prepared for the Senate Banking Committee added pressure to the sector and long-term rates declined despite rate hikes over the last year.  Two days later, the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond.  Currencies were the other main contributor to the Trust’s losses.  The U.S. dollar rose to a three-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January. Further adding to the yen’s weakness were reports that Japan had officially fallen into a recession for the fourth time since 1991. Additional losses in this sector occurred during the middle of month as the Swiss franc rose against the U.S. dollar. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen.  The energy sector had positive returns and was the Trust’s best performing sector.  Energies rallied as commodity prices surged to a 24-year high. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. In addition, the International Energy Agency raised its prediction for global consumption.  All components of this sector were positive with the largest gain achieved in London gas oil.  The Trust’s three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied. The only loss in this sector was in the Nasdaq e-mini. The metals sector posted negative returns. The largest gain in this sector was achieved in aluminum, while the largest loss occurred in gold.  Lastly, the agricultural sector was flat.  Overall, the Trust recorded a loss of (5.63)% for the month.

The Trust’s performance was positive for the month of March.  The energy sector exhibited moderate returns, and the agricultural sector also contributed to the Trust’s positive performance. The combined positive performance in both of these sectors was able to offset the losses suffered in the other sectors.  The energy sector was the Trust’s best performing sector as crude oil and gasoline surged to near all-time highs on news that demand may outpace supply during the peak summer months. A Goldman Sachs prediction that crude oil prices could spike to as high as $105 per barrel also bolstered the rise in oil prices. All components of this sector were positive with the largest gain coming from London gas oil.  Currencies were the most unprofitable sector for the Trust during the month. The single most influential factor driving performance was the U.S. dollar.  The dollar began the month in a weakening trend as the U.S. trade deficit widened to its second highest level ever. However, this trend reversed as the price of oil soared, the yield on the 10-year note rose to its highest level in seven months, and the Federal Reserve increased borrowing costs by a quarter percentage point. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the British pound.  The Trust was unprofitable in the fixed income sector for the month, as European and Domestic markets sold off and the Japanese bond markets rallied. Increases in energy prices and inflation expectations were the catalyst for the dramatic move higher in most of the world interest rates. In Japan, bonds rallied amid speculation that exports to the U.S. would drop.  Additionally, Japanese fixed-income gained on increased signs that its economy is struggling to recover from a fourth recession since 1991. The largest gain in this sector was achieved in the Eurodollar, while the largest loss occurred in the bund.  Metals were unprofitable during March as gold and silver, which tend to have an inverse relationship with the U.S. dollar, were driven by the volatility in the U.S. dollar.  The Trust did benefit as LME aluminum rose to a 10-year high, however not enough to offset the combined losses in gold and silver.  Performance in indices was down slightly for the month as equity markets weakened worldwide.  Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei.  The Trust’s performance in the agricultural sector was slightly profitable for the month.  The Trust was able to benefit from rising New York coffee prices as production declined and reserves fell to their lowest level in 15 years. Overall, the gains achieved in the energy and agricultural sectors were enough to offset the combined losses in the various other sectors.  Overall, the Trust posted a gain of .50% for the month.

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

(d)      Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

The Trust does not have any off-balance-sheet arrangements that have or are reasonably likely to have a  current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2004.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the management of Refco Commodity Management, Inc., the Managing Owner of the Trust, including the Managing Owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the Managing Owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

On October 10, 2005, Refco Inc., the parent company of RCMI announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, Refco Inc. believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to Refco, Inc., which may have been uncollectible. Independent counsel and forensic auditors have been retained to assist Refco, Inc., Audit Committee in the investigation of these matters.

On October 12, 2005, Mr. Bennett was initially charged with one count of securities fraud. On November 10, 2005, he was indicted on eight counts of conspiracy, fraud, and other charges by a federal grand jury. The indictment was delivered in the United States District Court for the Southern District of New York. Prosecutors charge in the indictment that Mr. Bennett hid customer and company losses from Refco, Inc. auditors and investors from as early as the late 1990s. Those losses, according to the indictment, were then transferred to a company controlled by Mr. Bennett and hidden through a series of transactions.

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See “Note 7 — Subsequent Events” in Part I — Item 1 for more information.  Such information is incorporated by reference herein.

Since the announcement of these matters at Refco, Inc., the Audit Committee of RCMI (Mr. Richard C. Butt and Ms. Annette A. Cazenave) has undertaken its own review into RCM and the Trust to ensure none of these matters had any material impact on the results of operations of either RCMI as Managing Owner or the Trust.  Based upon the results of that review, the Audit Committee has no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Trust.

Item 2.   Unregistered Sales of Securities and Use of Proceeds

a)  None

b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2005:

Month	Units Redeemed	Redemption Date NAV per Unit
July	31,058.61	136.71
August	33,786.17	139.94
September	33,253.14	140.78
Total	98,097.92

Units sold through 9/30/05: 67,039.25

Units unsold through 9/30/05:  3,792,285.16   ($533,877,904.71)

Aggregate price paid for units sold through 9/30/05: $9,323,960.45

Item 6.   Exhibits

a)    Exhibits

Index to Exhibits

Exhibit
Number	Description of Document
3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant. (1)
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(2)
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer and Principal Financial Officer
32.01	Section 1350 Certification

(1)                                  Incorporated by reference from the exhibit of the same description filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-105282).

(2)                                  Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date:	November 27, 2006

By:	Refco Commodity Management, Inc.,
Managing Owner

By:	/s/ Robert Shapiro
Robert Shapiro
President and Chief Financial Officer
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)