Form 10-K
period 2005-12-31
JWH GLOBAL TRUST
filed 2007-04-02
CIK 1027099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number:  000-22887

JWH GLOBAL TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 S Riverside Plaza

Suite 900

Chicago, IL  60606

(Address of principal executive offices) (Zip Code)

(312) 373-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Units of Beneficial Interest

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large-accelerated filer in Rule 12b-2 of the Exchange Act.

Large-accelerated filer  ☐  Accelerated filer  ☐   Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒  No

State the aggregate market value of the units of the Trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $316,762,587  as of June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s prospectus dated on August 2, 2005 is hereby incorporated by reference into Section 1A of this annual report on Form 10-K.

Explanatory Note

This annual report on Form 10-K for the year ended December 31, 2005, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  As of December 31, 2005, Refco Commodity Management, Inc. was the managing owner of the Trust.  As of the date of this filing, R.J. O’Brien Fund Management, Inc.  is the managing owner of the Trust.   Please see “Recent Events” included in Part I, Item 1. Business for a description of the events that have occurred subsequent to December 31, 2005.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

JWH Global Trust (the “Trust”) is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of an independent trading advisor.  Refco Group Ltd. acquired the global brokerage operations of Cargill Investor Services, Inc. on August 31, 2005.  The managing owner of the Trust  Refco Commodity Management, Inc., a Delaware corporation organized in August 2005 (“RCMI” or the “Managing Owner”).  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of Refco LLC, the former clearing broker for the Trust (“Refco LLC” or the “Clearing Broker”) and Refco Capital Markets (“RCM”), which acted as the Trust’s currency dealer.  Trading decisions for the Trust have been delegated to an independent commodity trading advisor, John W. Henry & Company, Inc. (“JWH” or the “Advisor”). On October 18, 2005, all trading assets for the Trust were moved to Lehman Brothers, Inc.  See “Recent Events” for more information.

Lehman Brothers is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the trading advisor to the Trust is a “Commodity Trading Advisor”, as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Refco Securities, Inc., an affiliate of the Managing Owner and the lead selling agent for the Trust, is registered as a broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”) .

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997 and concluded on September 23, 1997.  The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month.  The total amount of the initial offering was $50,000,000.  On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional units.  A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units. On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units. Due to the bankruptcy of Refco, Inc., the ultimate parent of RCMI, the offering of the units was suspended on October 17, 2005.

Under the terms of the Sixth Amended and Restated Declaration and Agreement of Trust, the Managing Owner may not select Trust transactions involving the purchase or sale of any Commodity Interests, but must select one or more advisors to direct the Trust’s trading with respect thereto.  The Managing Owner has chosen and caused the Trust to enter into a Trading Advisory Agreement (the “Advisory Agreement”) with JWH, the Trust’s sole commodity trading advisor.  Commencing on June 2, 1997, after the conclusion of the offering period with respect to the Trust’s units, JWH began to provide commodity trading instructions to RCMI on behalf of the Trust.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although Lehman Brothers acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event Lehman is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with Lehman, pursuant to which Lehman will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  The Managing Owner of the Trust advanced organization and offering costs of $650,000.  The Trust reimbursed the Managing Owner for these costs at the initial closing.  The Trust amortized these costs over the Trust’s first 60 months of operations.  The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement, subject to a ceiling of 0.5% of the Trust’s average month-end net assets during any fiscal year. The Trust has incurred no ongoing offering expenses since October 2005.

The Advisory Agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2005, JWH was managing 100% of the Trust’s assets.  The Advisory Agreement with JWH commenced on April 3, 1997.  The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through June 2005, unless earlier terminated in accordance with the termination provisions contained therein. On June 27, 2005 the term of the Advisory Agreement was further extended to June 30, 2007, with automatic renewal for additional 12 month periods.

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

The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies.  From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio.  For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio.  On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program and reallocated trust assets 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs.  For the period beginning August 1, 2005,   the Trust allocated 30% of it’s assets to Financial and Metals Portfolio, 30%  to GlobalAnalytics family of programs, 20% to International Foreign Exchange and 20% to Global Financial and Energy.  JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

The Trust’s net assets are deposited in the Trust’s accounts with Lehman Brothers, the Trust’s clearing broker and currency dealer, respectively.  The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman brothers during each month at the average of 75% of the 91-day Treasury bill rate for that month in respect of deposits denominated in U.S. dollars or at the applicable rates in respect of deposits denominated in currencies other than U.S. dollars (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust are performed by the Managing Owner.  The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

Recent Events

On October 10, 2005, Refco, Inc. (“Refco”), the ultimate parent of RCMI , announced that it had discovered through an internal review a receivable owed to Refco, by an entity controlled by Phillip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco, in the amount of approximately $430 million.  Mr. Bennett has been charged with securities fraud in connection with this matter and various actions have been filed against Refco.  Thereafter, on October 13, 2005, Refco announced that the liquidity within RCM the Trust’s former currency broker, was no longer sufficient to continue operations, and that RCM had imposed a fifteen (15) day moratorium on all of its activities in an attempt to protect the value of that enterprise.

On October 17, 2005, Refco, and RCM filed for bankruptcy protection in the Southern District of New York.  Neither the Trust nor RCMI were covered by the filing.  RCMI has subsequently filed for bankruptcy.

Although the Trust’s assets are not directly held by Refco, one of Refco’s affiliated entities, Refco LLC, did serve as the futures commission merchant for the Trust.  Refco, LLC was not covered by the bankruptcy filing. In addition, a portion of the Trust’s assets (less than 20%, based on net assets as of October 13, 2005) were on deposit with RCM at the time of the bankruptcy filing, exposing a number of foreign currency contracts held within the Trust to the risk that the Trust will not be able to access such assets.  While RCM has unwound many outstanding foreign currency contracts, the Trust does not expect to be able to access those assets in the near future and has been unable to value such assets for purposes of determining the Net Asset Value of units.

In light of the events outlined herein, RCMI moved the majority of the Trust’s assets from Refco LLC to Lehman Brothers, Inc. and its affiliated entities (“Lehman”) to act in this capacity.  On October 18, 2005, the Trust had transferred the majority of all assets to Lehman.

Due to the fact that RCMI does not believe that the bankruptcy filings of Refco and RCM would have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  However, the Trust delayed payments of redemptions during the period from November 2005 through March 2006. Most of the redemptions were paid during the subsequent month.  With respect to redemptions made as of October 31, 2005 and thereafter, the Trust intends to make payment in an amount that represents the proportionate share of the Trust’s net assets that are held at Lehman, while reserving payment with respect to the Trust’s assets currently held at RCM.  As such, the Trust may reserve payment with respect to approximately 18.2-25% of any redemption proceeds until these monies held at RCM are remitted to the Trust. Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days’ prior written notice to the Managing Owner.

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

RCMI filed a voluntary petition (the “RCMI Bankruptcy Petition”) in the United States Bankruptcy Court for the Southern District of New York on October 16, 2006, for relief under chapter 11 of title 11 of the United States Code. Contemporaneously with the filing of the RCMI Bankruptcy Petition, RCMI filed, a motion requesting that the Bankruptcy Court authorize RCMI to sell and assign substantially all of its assets, including its interest as managing owner of the Trust, pursuant to the terms of the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, as of October 13, 2006, all clearing functions have been moved from Lehman to RJO.  Additionally, RJOFM is the current managing owner of the Trust.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317.48.  Unitholders who have not redeemed trading assets will be issued additional units in the Trust as of December 31, 2006.  Unitholders who redeem or who have redeemed will be paid their portion of the proceeds.

As of January 1, 2007, a special circumstances limited liability company was established to pursue additional claims against RCM.  Any funds obtained by the special circumstances limited liability company will be distributed to investors in the Trust prior to the bankruptcy of RCM and Refco.  Units are not currently being offered in the Trust.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2005, is set forth under Items 6 and 7 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission.  You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Trust does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

The Trust will also provide paper copies of such reports and amendments free of charge.

Item 1A. Risk Factors

The Trust is in the business of speculative trading of futures, forwards, and options.  For a detailed description of the risks that may affect the Trust or the units offered by the Trust, see the Risk Factors set forth in the Trust’s prospectus dated August 1, 2005, and filed with the Securities and Exchange Commission on August 2, 2005, and incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Trust does not utilize any physical properties in the conduct of its business.  The Managing Owner uses the offices of Refco at no additional charge to the Trust, to perform its administration functions, and the Trust uses the offices of Refco, Inc., again at no additional charge to the Trust, as its principal administrative offices.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See “Item 1. Business” for more information.  Such information is incorporated by reference herein.

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

(ii) As of December 31, 2005, there were 1,736,309 units held in the Trading Account by the Beneficial Owners for an investment of $196,142,238 and 24,017 units held in the Trading Account by the Managing Owner for an investment of $2,713,011.  A total of  770,681 units had been redeemed by Beneficial Owners and 660 units by the Managing Owner during the period of January 1, 2005 to December 31, 2005.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures.  4,726,256.24 ($533,877,904.71) units remain unsold as of December 31, 2005.

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

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)         The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2005 through December 31, 2005.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and is derived from the financial statements for such fiscal years.

	2001	2002	2003	2004	2005
Revenues (000)	$4,430	$19,741	$17,203	$36,504	$3,569
Net Income (Loss) From Continuing Operations (000)	(1,254)	12,057	3,964	8,847	(20,433)
Net Loss Nontrading (000)					(39,878)
Net Income (Loss) Per Unit	(3)	28	10	(1)	(28)
Total Assets (000)	50,278	65,112	210,466	342,628	223,617
Net Asset Value per Unit	112	140	149	149	121

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)          Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2005, Beneficial Owners purchased 294,450 units for $38,681,528.  The Managing Owner  purchased 904 units during this time.  For the fiscal year ended December 31, 2005, the Beneficial Owners redeemed a total of 770,681 units for $93,925,546.  The Managing Owner redeemed a total of 660 units for $86,447.  For the fiscal year ended December 31, 2004, the Beneficial Owners redeemed a total of 204,926 units for $27,709,343.  The Managing Owner redeemed a total of 97 units for $12,141.

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

During the fiscal year-ended December 31, 2005, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)         Liquidity

The Trust’s net assets are held in brokerage accounts with Refco LLC then Lehman Brothers.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This should permit the Advisor to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with  Lehman Brothers as the case was, during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in other currencies, the Trust earns interest on Eurodollars, British pound sterling, and Swiss francs at a rate equal to LCH less 25 basis points.  Deposits denominated in Japanese Yen earn 100% of LCH and Australian dollars earn interest at a rate of SFECH less 125 basis points.  For the calendar year ended December 31, 2005, clearing brokers had paid or accrued to pay interest of $ 8,790,919 to the Trust.  For the calendar year ended December 31, 2004, the clearing brokers  paid or accrued to pay interest of $3,631,292 to the Trust.

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

2005

The JWH Global Trust posted a  loss of  18.7% for 2005.  The Net Asset Value at year-end was $120.73***  (*** Please see section ‘General Information and Summary )  compared to $148.54 per unit at the beginning of the year. During 2005, total contributions to the Trust were $38,804,726.

The Trust’s performance in the first quarter was negative as the bulk of the losses were directly related to the strength of the U.S. dollar against most major currencies.  The weak dollar trend, which had dominated during the second half of 2004, began to reverse itself on diminishing expectations of a Yuan revaluation by the Chinese central bank.  Demand for the dollar also increased when the Federal Reserve raised interest rates by a quarter percentage point for the seventh time since June 2004. On February 16th Fed Chairman Alan Greenspan’s testimony, stating that the decline in long-term interest rates during the past year “remains a conundrum”, sparked inflationary fears worldwide and added to the Trust’s negative performance in the interest rate sector as the European, Japanese and U.S. bond markets sold-off. The Japanese sell-off was short lived as Japanese bonds rallied amid speculation that exports to the U.S. would drop.  The energy sector, the Trust’s best performer during the quarter, benefited from an increase in inflationary fears offset some of the previously discussed losses in the currency and interest rate sectors. Energies rallied as commodity prices surged to a 24-year high on speculation that rising domestic demand may outpace U.S. refinery production during peak summer demand.  Overall, the gains made in energies, indices and the agriculture sectors were not enough to offset the losses incurred in the currency, interest rate and metals sectors.

The Trust’s performance was positive during the second quarter as large gains in the currency and interest rate sectors more than offset losses in the Trust’s other sectors.  The energy sector, which had been the best performing sector in the first quarter, was the worst performing sector in the second quarter, as trends experienced sudden and strong reversals.  In April, energies experienced a sudden turnaround as supplies increased and OPEC boosted output in an effort to lower prices and ensure adequate inventories to meet summer fuel demands.  In contrast, the entire energy sector rallied in June as expectations increased that global demand for oil would reach record levels in the fourth quarter. The interest rate sector posted positive returns as the majority of the sector’s gains came from the strength in the German and Japanese fixed-income markets.  The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central Bank would have to cut interest rates as the European economy slowed.  Further supporting the rally in the German bund was the rejection of the European Union Constitution in France.  The currency sector was the best performing sector during the quarter as the U.S. dollar posted its largest quarterly gain against the euro since 2001 as the market anticipated a quarter point increase by the Federal Reserve on June 30th. The dollar also benefited from the yield advantage against the Swiss franc and the euro.  In the agriculture sector, cotton, corn, wheat, soybeans and N.Y. coffee hindered the Trust’s returns as weather conditions wreaked havoc in the markets.  The metals sector was negative for the quarter as volatility in various markets limited the Trust’s ability to achieve returns. Overall, the gains made in the currency and interest rate sectors drove the Trust’s performance for the quarter.

The Trust’s performance was positive for the third quarter, despite volatile market conditions that resulted from terror attacks in London, a surprise devaluation of the Chinese Yuan and Hurricanes Dennis, Emily, Katrina and Rita.  Fears, over damage to oil rigs and refineries caused by the hurricanes in the Gulf Coast led to record high energy prices.  With positive returns in every market traded, the energy sector led performance during the quarter.  The interest rate and currency sectors were the Trust’s most unprofitable sectors during the quarter as volatility in the fixed income market and the U.S. dollar dominated both sectors. The dollar had been weakening over speculation that record high energy prices would slow U.S. economic growth. However, once it became evident that the Federal Reserve would continue to raise interest rates and thus keep its “yield advantage”, both the fixed-income sector and the U.S. dollar reversed their trends; the dollar rallied and fixed-income markets sold off.  The hurricanes also helped the metal sector to post positive returns for the quarter as record high energy costs also saw gold reach a 17-year high. The agriculture and indices sectors also posted positive returns, as N.Y. coffee and the Nikkei 225 (Osaka) led performance.  The Nikkei rose to a four year high on signs that the Japanese economy would continue to grow and on indications that land prices in Tokyo had risen for the first time in 15-years. Overall, four out of the six sectors were positive for the quarter.

The Trust was negative for the fourth quarter as the energy, interest rate and agriculture sectors suffered from strong and sudden reversals in trends. The energy sector was the Trust’s worst performer as energy prices retreated from record highs in the third quarter.  Not only did natural gas fall from record high levels set in September, but crude oil also fell from record highs set in August on signs that warmer than normal weather in the Northeastern region of the U.S. could reduce energy consumption.  The interest rate sector, which had been profiting from downward trending prices in the U.S., Europe and Japan, ended the quarter negative over fears of rising interest rates.  The sudden rally in Japanese and U.S. fixed-income markets was a result of Japanese Prime Minister Koizumi and other politicians stating that it was too early for the Bank of Japan to stop fighting deflation and a sudden optimism that inflation in the U.S. was contained as the Federal Reserve removed the term “accommodative” from its statement after raising rates at their December meeting. While the market reversals resulted in losses for both the interest rate and energy sectors for the quarter, the currency sector finished the quarter positive but only after losing most of the gains the sector achieved in October and November.  For the most of the quarter the currency sector profited, however, as expectations of further rate hikes from the Fed diminished, the sector gains were limited as the dollar suddenly weakened.  The metal sector benefited as gold reached an 18-year high and the prices of LME copper and LME aluminum rallied on increased demand and falling supplies. The agriculture sector was slightly negative for the quarter as N.Y. coffee and cotton were the main contributors to the underperformance in this sector. Overall, the combined gains in the currencies, indices and metals sectors were unable to offset the losses in the rest of the Trust’s sectors.

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

Overall, the Trust had a slightly negative year.  After an extremely difficult first half of the year, the Trust’s long-term trend following approach to the markets once again proved profitable in the second half of the year.  CIS Investments, Inc., the Managing Owner of the Trust, looks towards 2005 with optimism.  We continue to feel our blend of JWH Programs — the Financial and Metals Portfolio, the G-7 Currency Portfolio and the JWH GlobalAnalytics® Family of Programs — are positioned to cover substantially all potential areas of market opportunity.

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

The second quarter was positive with the bulk of the profits coming from the currency sector followed by the fixed income sector.  This was the transition quarter for 2003.  The U.S.’s quick victory in the Iraqi War initially provided strength to the U.S. dollar but the reality of higher than expected budget deficits due the cost of the war and a low U.S. savings rate again placed downward pressure on the U.S. dollar against most major currencies. Perhaps the most significant event for fixed income markets came in May when the FOMC announced that the risk of inflation was to the downside.  This marked the end of the twenty-five year battle that the Federal Reserve had waged against inflation.  Interest rates that appeared poised to rise after the war made an abrupt about face when yields in the U.S. tumbled.  In June the Fed Funds rate reached 1.00%, the lowest level in forty years.  All of the fixed income components in the U.S. and Europe were positive.  Equities around the globe had mixed results which often occur when markets are in the midst of directional change.  By the end of the quarter most indices were starting to show consistent strength contributing a modest gain to the Trust. The energy sector was unprofitable for the quarter as a result of volatile trading conditions.  The metal sector also suffered a loss for the quarter when prices moved lower after the initial post-war economic euphoria, only to rebound against a weakening U.S. dollar and mildly bullish economic news.  Agricultural products were down again as most components suffered minor losses.

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

Quantitative Forward-Looking Statements

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal year 2005 and 2004.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2005, the Trust’s average total capitalization was approximately $290.00 million, and during fiscal year 2004, the Trust’s average total capitalization was approximately $263.95 million.

Fiscal Year 2005

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Agriculture	$6.40	$1.10	$2.40	0.80%
Currencies	$23.20	$9.70	$17.20	5.90%
Energies	$9.40	$0.90	$4.00	1.40%
Indices	$12.30	$2.00	$7.20	2.50%
Interest Rates	$15.10	$2.90	$9.80	3.40%
Metals	$3.10	$1.10	$2.00	0.70%
Total	$69.50	$17.70	$42.60	14.70%

Fiscal Year 2004

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Interest Rates	$15.2	$5.8	$11.2	4.2%
Currencies	$29.3	$2.3	$8.9	3.4%
Stock Indices	$7.2	$0.7	$4.0	1.5%
Precious Metals	$3.5	$1.3	$2.2	0.8%
Commodities	$2.4	$1.1	$1.7	0.7%
Energy	$3.8	$0.5	$2.3	0.9%
Total	$61.4	$11.7	$30.3	11.5%

*   Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year.  All amounts represent millions of dollars.

** Average Capitalization is the average of the Trust’s capitalization at the end of each fiscal month during the relevant fiscal year.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust.  The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time.  The foregoing Value at Risk table, as well as the past performance of the Trust, gives no indication of this “risk of ruin”.

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds substantially all of its assets in cash on deposit with Lehman Brothers.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by Lehman Brothers at 75% of the 91-day Treasury bill rate.  As of December 31, 2005 and December 31, 2004, the Trust had approximately $202.4 million and $312.1 million, respectively, in cash on deposit with Lehman Brothers and Cargill Investor Services, Inc. respectively.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2005, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions but more recently have also included exposure to cross-rates positions such as euro/yen and pound/yen positions.  The Managing Owner does not anticipate that the risk profile of the Trust’s currency sector will change significantly in the future.

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

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2005, the Trust’s primary exposure was in the E-Mini Nasdaq, Eurostoxx 50, Osaka Nikkei (Japan), DAX (Germany) and SFE SPI 200 (Australia) As of December 31, 2004, the Trust’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), SFE SPI 200 (Australia), and Eurostoxx 50.  The  Managing Owner anticipates little, if any, trading in non-G-7 stock indices.  The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The JWH programs currently used for the Trust trade mainly precious and base metals. The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Coffee, corn, wheat, beans, soybean oil and sugar accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2005 and December 31, 2004.  In the past, the Trust has had market exposure to cotton, live cattle, and the soybean complex and may do so again in the future.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2005 and December 31, 2004.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, euro/yen cross, euros, British pounds and Swiss francs.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position.  The Trust held substantially all its assets in cash at CIS and CISFS,earning interest at the 91-day Treasury bill rate (calculated daily). As of August 31, 2005, cash was held at Refco LLC and Refco Capital Markets. As of October 18, 2005 cash was held at Lehman Brothers at 75% of the average 91-day Treasury bill rate.

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

Risk Management

Given the volatility of prices (see “Trend Detection”), JWH does not expect that all trend signals will lead to profitable trades. Stop-losses are used in some models and managed in a proprietary manner to balance the potential loss on any trade versus the opportunity for maximum profit.  Stop losses may not necessarily limit losses, since they become market orders upon execution; as a result, a stop-loss order may not be executed at the stop-loss price. Other models do not have any stop-loss methodology but rely on market diversification and a change in directional signals to offset risk. Risk in some programs may also be managed by varying position size or risk levels for a market, based in part on assessment of market volatility, while other programs will maintain position sizes in markets regardless of changes in volatility.  There are no systematic constraints on portfolio volatility or the maximum drawdown for any program. Volatility will not cause systematic adjustments to be made to existing positions. Some programs consider volatility in determining the size of positions initiated. Other programs do not consider volatility in determining the size of positions initiated.

Modern portfolio techniques are used in an effort to construct an overall diversified portfolio for each JWH trading program.  However, some programs will have limited diversification because of their sector focus or because JWH requires demonstrated liquidity in the contracts selected for a portfolio.  These techniques will attempt to take into account the volatility and correlation of the markets that are included in the program, as well as projected price behavior during specific projections of market extremes. However, no assurances can be made that historical market correlations and diversification will occur or persist in all market conditions. In an attempt to maintain diversification, portfolio adjustments will be made to account for systematic changes identified by JWH’s research in the relationships across markets. Consistent with JWH’s view of markets, portfolios are managed to meet longer-term risk and volatility tolerances, rather than trading on the basis of short-term trends or short-term volatility.

JWH at its sole discretion may override computer-generated signals and may at times use discretion in applying its quantitative models, which may affect performance positively or negatively.  This could occur, for example, when JWH determines that markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  Subjective aspects in JWH’s application of its quantitative models also include the determination of position size in relation to account equity, timing of commencement of trading an account, the investment of assets associated with additions, redemptions, and reallocations, future contracts used and contract months traded, and effective trade execution.

The basic philosophy underlying the firm’s investment methodology has remained intact throughout its history and most investment programs maintain a consistent portfolio composition to allow profit opportunities in as many major market trends as possible, in accordance with the investment objectives of each program.

Proprietary research may be conducted to refine the JWH investment strategies. The potential benefits to a program of employing more than one investment methodology, applying investment methodologies in varying combinations, and the possible substitution of alternative investment methodologies with respect to particular contracts may be assessed through the testing of different methodologies, along with the possible benefits of such modifications to improve program performance over historical levels.  In addition, risk management research and investment program analysis may suggest modifications regarding the relative weighting among various contracts, modifying the style and/or timing used by an investment program to trade a particular contract, the addition or deletion of a contract traded by an investment program, or a change in position size in relation to account equity.  JWH’s research on these and other issues has resulted in investment program modifications from time to time in the past, and are expected to do so in the future.

Position size adjustments relative to account equity are an integral part of JWH’s investment strategy and historically have been made in a systematic manner as the equity in the account from trading profits increases.  JWH may override indicated systematic position size adjustments when, in its discretion, it deems that is warranted by its assessment of market conditions.  In the case of declines in equity, position sizes are generally maintained in spite of any trading losses. Systematic methods for maintaining or adjusting the trade size to equity in an account may affect performance and will alter the risk exposure of the account, with leverage increasing in down markets until losses are offset, and decreasing in profitable market conditions until systematic adjustments are made.

JWH may also use discretion to adjust the size of a position in relation to equity in the account for markets or for entire investment programs.  Such adjustments may not be made for all JWH programs.  See “Position Size in Relation to Account Equity” under “Notes to Performance” in this disclosure document for information about the timing and size of past position size adjustments. Factors that  may affect decisions to adjust the size of a position in relation to account equity include ongoing research, program volatility, current market volatility, risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Decisions to change the size of a position may positively or negatively affect performance and will alter risk exposure for an account, since such adjustments will also alter the volatility of JWH programs. See “Volatility” for discussion of position size in relation to equity inherent in JWH programs. Adjustments in position size relative to account equity may lead to greater profits or losses, more frequent and larger margin calls, and greater brokerage expense.  No assurance is given that such adjustments will result in increased program profitability.  JWH reserves the right to alter, at its sole discretion and without notification, its policy regarding adjustments in position size relative to account equity.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report and included in Exhibit 13.01, which is incorporated herein by reference.

The following summarized quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005	2005	2005	2005
Total Revenues (Loss)	$(41,026,338)	$33,280,586	$10,940,576	$(39,503,307)
Total Expenses	$6,372,628	$6,398,579	$6,663,212	$4,568,732
Net Income (Loss)	$(47,398,966)	$26,882,007	$4,277,364	$(44,072,039)
Net Income (Loss) per Unit	$(21.11)	$11.48	$1.87	$(20.05)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2004	2004	2004	2004
Total Revenues (Loss)	$6,680,880	$(47,458,520)	$2,195,583	$75,086,292
Total Expenses	$5,774,450	$5,059,084	$5,259,942	$11,563,699
Net Income (Loss)	$906,430	$(52,517,604)	$(3,064,359)	$63,522,593
Net Income (Loss) per Unit	$1.14	$(29.15)	$(1.72)	$29.15

The Trust has not disposed of any segments of its business.  Year-end adjustments were made for assets held at Refco Capital Markets. Fourth quarter 2005 reflects a net loss on non-trading assets of $39,877,946.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 9, 2006, the Trust received notification that the firm of KPMG LLP (“KPMG”) had resigned as the independent accountants and that the client-auditor relationship between the Trust and KPMG has ceased, effective immediately.  In connection with the audits of the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through February 9, 2006, there were no disagreements between the Trust and KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG, would have been referred to in their reports.  KPMG’s reports on the Trust’s financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, in connection with the audits of the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through February 9, 2006, there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

On August 25, 2006, the firm of CF&Co., L.L.P. was engaged to act as the Trust’s independent auditor.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this annual report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.   Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Trust.  As of December 31, 2005, the Trust was managed by its Managing Owner, Refco Commodity Management, Inc. The officers and directors of the Managing Owner as of December 31, 2005 were as follows:

Refco Commodity Management, Inc.

Richard C. Butt (born January 1956) is President and Director.  Mr. Butt has been President of the Refco Alternative Investments, LLC since July 2005 and, prior to that, was a Senior Vice President since November 2003.  He is in charge of the development for hedge fund and structured note products, and the fund administration, operations and accounting for various products offered by the alternative investment division within Refco.  From January 2002 to October 2003, Mr. Butt was Senior Vice President of Global Distribution Strategies, Inc., a global financial products distribution firm. Between March 1999 and December 2001, Mr. Butt was responsible for the operations of the Orbitex Financial Services Group.  From July 1998 through February 1999, he worked as an independent consultant with various other companies. Prior to that, he worked for various firms including the Forum Financial Group, KPMG Peat Marwick LLP, Fidelity Investments and Price Waterhouse.  Mr. Butt received his certified public accountant designation in 1981 and holds an A.B. in Management Science from Duke University.

Eric Simonsen  is Chief Financial officer, Mr. Simonsen is also a Managing Director of Alix Partners, Inc.. Prior to joining AlixPartners, Eric spent ten years at Allmerica Financial Corporation (NYSE-AFC), a Fortune 400 financial services company where he was CFO and Chief of Operations, which included responsibility for the company’s IT operations. Among other things, Eric led two IPOs and the disposal of more than a dozen non-core subsidiaries. Earlier in his career, Eric owned and built a $225 million manufacturing company through five acquisitions, financed through private equity and leverage. He was a Certified Public Accountant and Partner at Price Waterhouse, working in New York, Boston, and Scandinavian offices and managing their Providence, Rhode Island office. He has been a Director of two public companies and is a frequent lecturer at business and academic forums. Eric holds a master’s degree in business administration and a bachelor’s degree in accounting from Lehigh University.

Annette A. Cazenave (born January 1956) is Vice President.  With Refco’s purchase of Cargill Investor Services, she joined RCMI in August of 2005 with over twenty-five years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms Cazenave joined Cargill in March of 2004. Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).  Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm.  Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993).  Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Audit Committee

The Managing Owner has not created an audit committee of its board of directors; therefore, the entire board of directors of the Managing Owner acts as the audit committee with respect to the Trust. None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Managing Owner operates the Trust and has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)          As of December 31, 2005, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)         As of December 31, 2005, the Managing Owner beneficially held an ownership of $2,713,011 (which is the equivalent of 24,016.36 units) or approximately 1.36% of the ownership of the Trust as of that date.

(c)          As of December 31, 2005, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accounting Fees and Services

KPMG, LLLP resigned as auditor in February 2006, and therefore, did not conduct the audit for fiscal year 2005.  This audit was conducted by CF & Co. LLP.

(a)   Audit Fees

The Trust paid CF & Co. L.L.P, the Trust’s independent auditors, $65,000 for the 2005 audit and paid KPMG, L.L.P.  $39,750 in 2004  for professional services rendered in connection with the audit of the Trust’s annual financial statements and the review of financial statements included in the Trust’s Form 10-Q filings and registration statements on Form S-1 for such years.

(b)   Audit-Related Fees

The Trust did not pay CF & Co. L.L.P nor KPMG, L.L.P. any amount in 2005 or 2004for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)   Tax Fees

The Trust did not pay CF & Co. L.L.P nor KPMG, L.L.P. any amount in 2005 or 2004 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $80,800.00 for such services related to 2005 and $127,300 in 2004.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)   All Other Fees

None

(e)   Audit Committee Pre-Approval Policies and Procedures

(i)             The board of directors of the Managing Owner acts as the audit committee with respect to the Trust. The board of directors of the Managing Owner has not developed pre-approval policies as of the date of this report.  Consequently, all audit and non-audit services provided by CF & Co L.L.P must be approved by the board of directors of the Managing Owner.

(ii)          None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Securities Exchange Act of 1934 were provided by CF & Co L.L.P therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)    Less than 50% of the hours expended on CF & Co L.L.P’s audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of C.F & Co L.L.P.

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)          The following documents are included herein:

(1)                     Financial Statements:

a.               Report of Independent Registered Public Accounting Firm.

b.              Statements of Financial Condition as of December 31, 2005 and 2004 .

c.               Statements of Operations and Statements of Changes in Unitholders’ Capital for the years ended December 31, 2005, 2004 and 2003.

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
1.01

Form of Selling Agreement among CIS Securities, Inc. (the “Lead Selling Agent”), JWH Global Trust (the “Registrant”), CIS Investments, Inc (the “Managing Owner”), and John W. Henry & Company, Inc. (“JWH”).with respective assignments to Refco Securities and R.J. O’Brien & Fund Management, Inc. (1)

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant. (1)

3.02	Certificate of Amendment of Certificate of Trust of the Registrant. (2)

10.01	Form of Subscription Agreement and Power of Attorney. (1)

10.02	Form of Amended Escrow Agreement among the Registrant,JP Morgan Chase, the Managing Owner and the Lead Selling Agent. (3)

10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH. (2)

10.04	Form of Customer Agreement between the Registrant and CIS. (2)

10.05	Form of Foreign Exchange Account Agreement between the Registrant and CISFS. (2)

10.07	Form of Transfer Agent Agreement. (2)

13.01	Annual Report to Unitholders for Fiscal Year 2005.

14.01	CIS Investments and Refco Commodity Management, Inc. Code of Ethics.

14.02	R. J. O’Brien Fund Management, Inc. Code of Ethics.

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer.

32.02	Section 1350 Certification of Principal Financial Officer.

(1)   Incorporated by reference from the exhibit of the same description  filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-105282).

(2)   Incorporated by reference from the exhibit of the same description  filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825).

(3)   Incorporated by reference herein from the exhibit of the same description filed on August 19, 1997 with the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-33937).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27 , 2007	JWH GLOBAL TRUST

By: R.J. O’Brien Fund Management, Inc.
(Managing Owner)

	By:	/s/ Jeffrey R. Miceli
Jeffrey R. Miceli
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 27, 2007, and in the capacities indicated:

R. J. O’Brien Fund Management, Inc.

Signatures	Title

/s/ Gerald Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Jeffrey R. Miceli	Chief Financial Officer and Director
Jeffrey R. Miceli	(principal financial and accounting officer)

/s/ Colleen Mitchel1
Colleen Mitchel1	President and Director

/s/ Annette Cazenave
Annette Cazenave	Senior Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description of Document
13.01	Annual Report to Unitholders for Fiscal Year 2005.

14.01	CIS Investments and Refco Commodity Management, Inc. Code of Ethics.

14.02	R. J. O’Brien Fund Management, Inc. Code of Ethics.

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer.

32.02	Section 1350 Certification of Principal Financial Officer.