Form 10-Q
period 2006-03-31
JWH GLOBAL TRUST
filed 2007-04-30
CIK 1027099

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number:  000-22887

JWH GLOBAL TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South Riverside Plaza

Suite 900

Chicago, IL 60606

(Address of principal executive offices) (Zip Code)

(312) 373-5000

(Registrant’s telephone number, including area code)

30 S Wacker Dr., Suite 1603, Chicago, IL 60606, (312) 456-6462

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒  No

Explanatory Note

This quarterly report on Form 10-Q for the quarter ended March 31, 2006, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  Please see “Note 7 — Subsequent Events” included in our Notes to Financial Statements filed with this Form 10-Q for more information.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST

Statements of Financial Condition

Quarter ended March 31, 2006

	March 31, 2006	December 31, 2005
	UNAUDITED
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with brokers	$165,613,348	$202,443,116
Unrealized gain on open contracts	7,958,212	2,590,858
Cash on deposit with former brokers	16,963,262	16,963,262
Cash on deposit with bank	699,878	943,758
	191,234,700	222,940,994
Receivable for units sold	—	—
Interest receivable	640,858	675,537
Total Assets	$191,875,558	$223,616,531

Liabilities and Unitholders’ Capital
Liabilities:
Accrued commissions	$679,948	$1,563,331
Accrued management fees	616,852	338,586
Accrued incentive fees	—	—
Accrued offering expenses	2,663	3,482
Accrued operating expenses	643,383	348,965
Redemptions payable	5,779,824	4,723,667
Accrued legal & admin fees - nontrading	268,917	116,991
Total liabilities	7,991,587	7,095,022

Unitholders’ capital (trading):
Beneficial owners (1,604,136 and 1,736,309 units outstanding at March 31, 2006 and December 31, 2005, respectively)	164,015,825	196,142,238

Managing owner (24,017 units outstanding at March 31, 2006 and December 31, 2005)	2,455,568	2,713,011

Unitholders’ capital (nontrading):
Beneficial owner (2,249,070 and 2,249,071 units outstanding at March 31, 2006 and December 31, 2005, respectively)	17,227,084	17,478,064
Managing owner (24,217 units outstanding at March 31, 2006 and December 31, 2005)	185,494	188,196
Total unitholders’ capital	183,883,971	216,521,509

Total Liabilities and Unitholders’ Capital	$191,875,558	$223,616,531

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Operations

Quarter ended March 31, 2006

UNAUDITED

	January 1, 2006	January 1, 2005
	through	through
	March 31, 2006	March 31, 2005

Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(22,146,150)	$(28,523,529)
Change in unrealized gain (loss) on open positions	5,367,353	(13,895,329)
Interest income	1,894,068	1,938,865
Foreign currency transaction gain (loss)	235,714	(546,345)
Total revenues	(14,649,015)	(41,026,338)

Expenses:
Commission	2,591,947	4,394,758
Exchange, clearing and NFA fees	129,227	37,333
Management fees	907,309	1,477,773
Incentive fees	—	—
Ongoing offering expenses	—	367,249
Operating expenses	373,653	95,515
Total expenses	4,002,136	6,372,628

Nontrading net loss:
Interest on nontrading reserve	15,235	—
Legal & Admin fees	(268,886)	—
Nontrading net loss	(253,651)	—

Net income (loss)	$(18,904,802)	$(47,398,966)
Income (loss) per unit of beneficial ownership interest *	$(10.82)	$(21.11)
Income (loss) per unit of managing ownership interest *	$(10.82)	$(21.11)

*                    Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Changes in Unitholders’ Capital

Quarter ended March 31, 2006

UNAUDITED

	Beneficial Owner Units Trading	Managing Owner Units Trading	Beneficial Owner Units Nontrading	Managing Owner Units Nontrading	Total
Unitholders’ capital at January 1, 2006	1,736,309	24,017	2,249,071	2,217	4,033,614
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(132,173)	—	(1)	—	(132,174)
Unitholders’ capital at March 31, 2006	1,604,136	24,017	2,249,070	2,217	3,901,440

	Beneficial Owner Dollars Trading	Managing Owner Dollars Trading	Beneficial Owner Dollars Nontrading	Managing Owner Dollars Nontrading	Total
Unitholders’ capital at January 1, 2006	$196,142,238	$2,713,011	$17,478,064	$188,197	$216,521,509
Net loss	(18,393,707)	(257,444)	(250,948)	(2,702)	(18,904,802)
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(13,732,705)	—	(31)	—	(13,732,736)

Unitholders’ capital at March 31, 2006	$164,015,825	$2,455,567	$17,227,085	$185,494	$183,883,971

Net asset value per unit at January 1, 2006	$112.96	$112.96	$7.77	$7.77	$120.73
Net loss per unit	$(10.71)	$(10.71)	$(0.11)	$(0.11)	$(10.82)
Net asset value per unit at March 31, 2006	$102.25	$102.25	$7.66	$7.66	$109.91

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

as of March 31, 2006

UNAUDITED

	Number of	Principal	Value (OTE)
	contracts	(notional)
Long positions
Futures positions (2.89%)
Agriculture	540	$11,580,000	$97,202
Interest Rates	114	36,160,775	(7,554)
Metals	947	48,267,643	2,327,290
Indices	787	45,142,320	2,837,483
Energy	714	41,385,582	65,772
		182,536,320	5,320,193
Forward positions (-5.90%)
Currencies	60	902,170,718	(1,085,795)
		902,170,718	(1,085,795)

Total long positions		$1,084,707,038	$4,234,398

Short positions
Futures positions (3.88%)
Agriculture	584	$12,524,464	$357,401
Interest rates	8,563	1,055,335,128	6,872,290
Indices	18	1,043,334	(37,095)
Energy	128	7,419,264	(56,640)
		1,076,322,190	7,135,956
Forward positions (-1.86%)
Currencies	71	1,082,604,862	(3,412,142)
		1,082,604,862	3,723,814

Total short positions		$2,158,927,052	$3,723,814

Total unrealized gain on open contracts (4.33%)			$7,958,212
Cash on deposit and open contracts with brokers (90.06%)			165,613,348
Cash on deposit with former broker and bank (9.61%)			17,663,140
Other liabilities in excess of assets (-4%)			(7,350,729)
Net assets (100.0%)			$183,883,971

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
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

Units of beneficial ownership of the Trust commenced selling in April 3, 1997. Units are not currently being offered.

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

On October 10, 2005, Refco, Inc., the ultimate parent of RCMI, announced that it had discovered through an internal review a receivable owed to Refco, Inc., by an entity controlled by Phillip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco, Inc., in the amount of approximately $430 million.  Mr. Bennett has been charged with securities fraud in connection with this matter and various actions have been filed against Refco, Inc.  Thereafter, on October 13, 2005, Refco, Inc., announced that the liquidity within Refco Capital Markets, Ltd. (“RCM”) was no longer sufficient to continue operations, and that RCM had imposed a fifteen (15) day moratorium on all of its activities in an attempt to protect the value of that enterprise.

On October 17, 2005, Refco, Inc. and RCM filed for bankruptcy protection in the Southern District of New York.  Neither the Trust nor RCMI were covered by the filing.  As discussed in Note 7, RCMI subsequently filed for bankruptcy protection on October 16, 2006.

Refco, LLC was not covered by the October 17, 2005 bankruptcy filing of Refco, Inc. but filed its own bankruptcy petition on November 25, 2005. In addition, a portion of the Trust’s assets (less than 20%, based on net assets as of October 13, 2005) was on deposit with RCM at the time of the bankruptcy filing, exposing a number of the Trust’s foreign currency contracts and cash held at RCM to the risk of non-return of these assets.  While RCM has unwound any outstanding foreign currency contracts, the Trust does not expect that in the near future it will be able to access those assets or that its rights and/or claims in connection with RCM’s bankruptcy will be fully resolved.

In light of the events outlined herein, RCMI, managing owner of the Trust, moved the majority of the Trust’s assets from Refco, LLC to Lehman Brothers, Inc. and its affiliated entities (“Lehman”) to act in the capacity of clearing broker.  On or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Pending the resolution of the Trust’s rights and/or claims against RCM, the Trust will no longer have assets on deposit with RCM.

Management does not believe that the bankruptcy filings of Refco, Inc. and RCM will have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption. In this regard,  the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  In particular, with respect to redemptions made as of October 31, 2005 and thereafter, the Trust has made payment in an amount that represented the proportionate share of the Trust’s net assets that are held at Lehman, while reserving payment with respect to the Trust’s assets currently held at RCM, plus a cash reserve in connection with expenses in pursuit of its rights and/or claims against RCM and other potential third parties.  As such, the Trust has reserved payment with respect to approximately 18.2% - 25% of any redemption proceeds until these monies held at RCM are remitted to the Trust or the Trust’s rights and/or claims against RCM and/or such potential third parties are resolved.

Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days’ prior written notice to the Managing Owner. Effective October 31, 2005, the Net Asset Value per unit was split into a ‘Trading account” and a “Non-Trading” account, the latter representing the assets held at RCMI plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims. On October 31, 2005, 57,544,206 units of equity and 2,273,288 in substitute units were transferred to the Non-Trading account.  All unitholders of record as of October 1, 2005 retain their pro-rata right to the assets in the Non-Trading account with the equivalent number of units held in the Trust prior to RCM bankruptcy.

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

The Trust earned interest on 100% of its assets on deposit at the brokers at 75% of the 91-day Treasury bill rate for deposits denominated in U.S. dollars, and at the rates agreed between the Trust and the brokers for deposits denominated in other currencies.  For deposits denominated in other currencies, the Trust earns interest on Eurodollars, British pound sterling, and Swiss francs at a rate equal to Lehman Clearing House (“LCH”) less 25 basis points.  Deposits denominated in Japanese Yen earn 100% of LCH and Australian dollars earn interest at a rate of Sydney Futures Exchange Clearing House (‘SFECH”) less 125 basis points.

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed on or after October 31, 2005 will receive the Net Asset Value per Unit represented by assets held in the trading account.

Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. There are no units currently being offered therefore no offering costs were incurred during the quarter ended March 31, 2006.

Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate Brokerage Fees on a monthly basis of 6.0% per annum (or 0.50% per month) of the Trust’s month-end assets after reduction of the Management Fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf. The amount paid to the clearing broker is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the years ended December 31, 2005, 2004, and 2003 was $27, $39, and $38, respectively.

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of March 31, 2006, there were no such eligible investors in the Trust.

The Managing Owner, and/or, affiliates, acts as commodity brokers for the Trust.  As such, the Managing Owner and affiliates receive all commissions that are reflected as such in the financial statements.

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

Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Fund at RCM are reported at fair value as determined in good faith by the Managing Owner after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by the Managing Owner from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that the Managing Owner would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Fund vis-a-vis other customers/creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by the Investment Manager. Based upon this fair value methodology, the assets held by the Fund at RCM had a total value of $16,963,262 as of both December 31, 2005, and March 31, 2006.

(3)           Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing four of its trading programs,  JWH GlobalAnalytics®, the Financial and Metals Portfolio, the International Foreign Exchange program and the Global Financial & Energy program.

Under signed agreement JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

Also, under signed agreement the Trust pays to JWH a quarterly incentive fee equal to 20% of the new trading profits, if any, of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the Brokerage Fees at an annual rate of 1.25%.

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

Net trading results from derivatives for the quarters ended March 31, 2006 and 2005, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2006, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)           Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month period ended March 31, 2006.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period — a percentage change in the net asset value from December 31, 2005 to March 31, 2006.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

2006

Net Asset Value per unit At December 31, 2005	$120.73
Loss per unit	(10.82)
Net Asset Value per unit At March 31, 2006	$109.91
Total Return:

Total return before incentive fee	(8.96)%
Less incentive fee allocation	0.00%
Total return	(8.96)%

Ratio to average net assets:
Net loss	(9.52)%

Expenses:
Expenses	(2.14)%
Incentive fee	0.00%
Total expenses	(2.14)%

2005

Net Asset Value per unit At December 31, 2004	$148.54
Loss per unit	(21.11)
Net Asset Value per unit At March 31, 2005	$127.43

Total Return:
Total return before incentive fee	(14.21)%
Less incentive fee allocation	0.00%
Total return	(14.21)%

Ratio to average net assets:
Net loss	(15.47)%

Expenses:
Expenses	2.08%
Incentive fees	0.00%
Total expenses	2.08%

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month period ended March 31, 2006. The amounts are not annualized.

(7)           Subsequent Events

On October 12, 2006, RCMI, R.J. O’Brien & Associates, Inc. (“RJO”), and RJO’s acquisition subsidiary, R.J. O’Brien Fund Management, Inc. (“RJOFM”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) that provides for, among other things, RJOFM to purchase RCMI’s managing-owner interest in the Trust. The Asset Purchase Agreement also provided for RCMI to commence a proceeding under Chapter 11 of the Bankruptcy Code and to obtain the Bankruptcy Court’s approval of the Asset Purchase Agreement and the transactions set forth therein.

RCMI filed a voluntary petition (the “RCMI Bankruptcy Petition”) in the United States Bankruptcy Court for the Southern District of New York on October 16, 2006, for relief under Chapter 11 of title 11 of the United States Code. Contemporaneously with the filing of the RCMI Bankruptcy Petition, RCMI filed a motion requesting that the Bankruptcy Court authorize RCMI to sell and assign substantially all of its assets, including its interest as managing owner of the Trust, pursuant to the terms of the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, as of October 13, 2006, all clearing functions have been moved from Lehman to RJO.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. Management elected to retain $983,649 of these proceeds for legal and administrative expenses and to distribute $9,335,668 as redemptions as of December 31, 2006.  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,180,957 in exchange for 167,573 substitute units of the Non-Trading account, as disclosed in Note (1). Unitholders who had not previously redeemed units of the Trading account received 54,913 additional units of the Trading account in exchange for $5,154,711, their share of the total distribution of $9,335,668 referred to above. These unitholders redeemed 206,602 substitute units of the Non-Trading account in exchanged for the $5,154,711 distribution.

Effective January 1, 2007, a Special Circumstances Limited Liability Company (the “LLC”) was established to pursue additional claims against RCM. The LLC was funded with cash of $1,446,766.36 which represents the $983,649 referred to above plus $463,488, the cash remaining of $1,000,000 set up to pay collection costs, as disclosed in Note (1) .  Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.

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

(b)           Liquidity

The Trust’s assets at March 31, 2006 were held in brokerage accounts with Lehman Brothers.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).  For the fiscal quarter ended March 31, 2006, the Trust had received or accrued to receive interest of $1,894,068.  For the fiscal quarter ended March 31, 2005, the Trust had received or accrued to receive interest of $1,938,865.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first quarter of fiscal years 2006 and 2005.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.82 per unit in the first quarter of 2006 (Please see “Note 7 — Subsequent Events” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October 2005). As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

On March 31, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%).

The Trust’s overall return was negative for the month of January as losses in the interest rates, currencies and energy sectors outweighed the gains achieved in the other sectors. The fixed income sector was the Trust’s worst—performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of the respective central banks raising interest rates.  Japanese government bonds (the Trust’s largest loss for the month) traded at their lowest level in almost two months with Japanese unemployment falling amid growing confidence that economic growth is sustainable and that the Bank of Japan (BOJ) may increase interest rates.  Meanwhile, the German bund reached 2.97%, the highest rate since December 2002, on speculation that a strengthening European economy would encourage the European Central Bank (ECB) to raise rates in March.  Further hindering performance were the U.S.10-year and 30-year bonds as U.S. treasuries had their first monthly decline since October 2005 as a result of the Federal Reserve raising interest rates for the fourteenth consecutive time.  The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004.   The euro also benefited as the market waited to see if the ECB would signal at their meeting on February 2nd that they would raise borrowing costs as Europe’s economy strengthened.  The dollar also suffered losses against the Swiss franc, and the Japanese yen as the spread narrowed between the U.S. and both European and Japanese interest rates, which circumstances no longer benefited the dollar. The Trust was able to limit losses as the British pound strengthened against the dollar on speculation that the Bank of England would keep interest rates on hold this year. The largest gains in this sector were the British pound and the Singapore dollar; the largest loss occurred in the Japanese yen.   Performance in the energy sector was also negative for the month. The Trust underperformed as volatility within the energy sector increased as oil and natural gas were being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia.  Crude oil (the Trust’s largest gain for the month), which was up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility.  The Trust’s largest loss occurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York.  Natural gas fell 17 percent for the month as mild weather decreased demand in the largest U.S. consuming regions.  The metals sector was the best—performing sector for the month. Gold (largest gain) extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold’s increase occurred on concerns that the dollar may weaken because of higher oil prices. LME copper prices rose to a near record as production from the world’s mines were failing to keep pace with increased demand from countries like China.  Adding to the production shortfall was the threat of a strike from workers of Chile’s Codelco, the world’s largest copper producer.   Indices were positive for the month as European stock indices had their best January rally in eight years led by energy, mining, and steel stocks. Leading the sectors performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high and managed to gain 3.3% during the month. The Nasdaq E-Mini also helped performance as it rose 3.7% for the month.  The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York (largest gains).  The record highs were a result of increased demand for ethanol, a sugar cane by-product. Limiting profitability in the sector was New York coffee as it rose to a seven—month high as worldwide demand outpaced supply. The largest loss occurred in soybean oil.  The Trust recorded a trading loss of 1.76% for the month. The January month-end trading NAV per unit was $110.87.

The Trust’s performance was negative for the month of February as listless markets continued to hamper the Trust’s long-term trend following approach.  The majority of the losses were realized in the currency and energy sectors, along with more modest losses in the other sectors.  Currencies were the Trust’s worst performing sector for the month as markets gyrated over speculation about potential global interest rate moves.  The dollar rose 1.3% against the euro as new Federal Reserve Chairman Ben S. Bernanke made comments suggesting further tightening by the Federal Reserve.  The British pound declined versus the dollar on signs of slowing home price growth and sluggish retail sales. The largest loss in the sector was in the yen as the currency strengthened after Bank of Japan Governor Toshihiko Fukui said the central bank would “immediately” reduce the amount of cash pumped into the financial system, a precursor to raising rates. Limiting losses in this sector was the Brazilian real (largest gain) as it gained 3.4% against the dollar. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be sensitive to the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market’s trepidation.  In Saudi Arabia, there was an assault on a processing center which handles two-thirds of Saudi oil. Limiting losses in this sector was falling natural gas prices with U.S. stockpiles for the week ended February 17, 2006 were almost 700 billion cubic feet above the 5- year average. The metals sector was also negative for the month as volatility hurt performance.  Gold once again hit a 25-year high of $579.50 per ounce. Meanwhile, after reaching a record high of $5,100 per metric ton, LME copper dropped to $4,665, the lowest since January 2005. The largest gain in this sector was in silver on speculation that demand for the metal will accelerate, extending its year-long rally. Indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1%.  Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest lost in five weeks on the last day of trading in February. The largest gain was in the Eurostoxx 50, while the largest loss occurred in the Nikkei (Osaka).  The interest rate sector was slightly negative for the month as performance in various markets counterbalanced each other. The sector benefited from Japanese government bonds, which saw a price decline for the month. Offsetting the sector gains, however, were losses in U.S. 30-year bonds, German bunds and the Long gilt.  Both European and U.S. fixed income markets gyrated. The largest gain in this sector was in the Eurodollar. The largest loss occurred in the U.S. 30-year bond. Performance in the agriculture sector was also slightly negative for the month.. N.Y. coffee (largest loss) contributed to the sector’s underperformance as coffee production threatens to exceed demand. N.Y. sugar also hurt performance as prices fell to a 20-month low. CBOT wheat (largest gain) rose to a 20-month high on speculation that unusually hot, dry weather from Texas to Nebraska reduced U.S. production. The Trust recorded a trading loss of 9.61% for the month.  The February month-end trading NAV per unit was $100.21.

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its 5-year policy of flooding the Japanese economy with cash.  U.S. treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 bps, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the bund and the JGB’s, while the largest loss occurred in the Australian 3-year bond.   The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8 percent this quarter, while the Nasdaq Composite Index rose to a 5- year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March  30th, the highest intra-day price since September 1983.   Silver gained 21 percent this month alone in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25 percent for the quarter.  This metal, used in wiring and plumbing, continued to set new all-time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.   Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend-following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005, the U.S. dollar has dropped 2.3 percent and 1.25 percent against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading  gain of 2.04% for the month.  The March month-end trading NAV per unit was $102.25.

During the quarter no units were sold. Beneficial owners redeemed a total of 132,172.78 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,604,135.27 units outstanding owned by the Beneficial Owners and 24,016.36 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2006, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

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

The Trust’s performance was negative in January. While both the fixed-income and agriculture sectors had gains for the month, they weren’t enough to offset the losses in other sectors. The Trust’s underperformance was driven by the strength of the U.S. dollar, which rebounded from the previous year’s weakening trend.  The dollar’s sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program.  The weak U.S. dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish.  The Canadian dollar/Japanese yen cross was the only positive contributor to the month, while the largest loss was in the euro.  Trading in both metals and indices was also negative during the month. The loss in metals was due to the weakening of both gold and aluminum.  Gold, which has recently had a strong inverse relationship with the U.S. dollar, came under pressure as the U.S. dollar strengthened throughout the month.  Aluminum also added to the Trust’s losses as supply increases in Shanghai put pressure on the market.  The Trust’s returns in the indices sector further hindered performance.  The loss in indices resulted from a sell off in world equity markets. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq E-Mini.  Higher prices in energies led to negative performance for the Trust in this sector.  In addition to the events in the Middle East, weather dominated the sector’s price action.  Brent crude was the only positive contributor of this sector, while the largest loss came from natural gas.  The agricultural sector provided positive returns for the month of January. Wheat helped returns as prices fell to a 20-month low. Corn boosted returns slightly as prices fell to the lowest level since June 2001. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton.   The fixed income was also positive for the Trust for the month. Japanese Government bonds (JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. The largest gain was achieved in the JGBs, while the largest loss occurred in Australian 10-year bond, although January underperformed, it is the above described types of markets that have provided the catalyst historically for long-term trends to emerge.   Overall, the Trust recorded a loss of (9.54)% for the month.

The Trust’s performance was negative in February.  Gains in both the indices and energy sectors weren’t enough to offset the combined losses in the other sectors traded.  The Trust’s underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.  A significant portion of February’s losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off.  The catalyst for the dramatic moves higher in world interest rates was the cumulative effect of various events. On February 10th, the U.S. 10-year Treasury note fell after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion 10-year notes at a higher-than-expected yield.  On February 16th, Federal Reserve Chairman Alan Greenspan’s testimony prepared for the Senate Banking Committee added pressure to the sector and long-term rates declined despite rate hikes over the last year.  Two days later, the release of a higher-than-expected Producer Price Index in the U.S. helped to spark inflation fears worldwide. The largest gain was achieved in the Eurodollar, while the largest loss occurred in the Japanese government bond.  Currencies were the other main contributor to the Trust’s losses.  The U.S. dollar rose to a 3-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January. Further adding to the yen’s weakness were reports that Japan had officially fallen into a recession for the fourth time since 1991. Additional losses in this sector occurred during the middle of month as the Swiss franc rose against the U.S. dollar. The largest gain was achieved in the Australian/Japanese yen cross, while the largest loss occurred in the Japanese yen.  The energy sector had positive returns and was the Trust’s best performing sector.  Energies rallied as commodity prices surged to a 24-year high. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. In addition, the International Energy Agency raised its prediction for global consumption.  All components of this sector were positive with the largest gain achieved in London gas oil.  The Trust’s three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied. The only loss in this sector was in the Nasdaq E-Mini. The metals sector posted negative returns. The largest gain in this sector was achieved in aluminum, while the largest loss occurred in gold.  Lastly, the agricultural sector was flat.  Overall, the Trust recorded a loss of 5.63% for the month.

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

(d)           Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

The Trust does not have any off-balance-sheet arrangements that have or are reasonably likely to have a  current or future affect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The trust does not have any material contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2005.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this quarterly report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 10, 2005, Refco Inc., the parent company of RCMI announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, Refco Inc. believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to Refco, Inc., which may have been uncollectible. Independent counsel and forensic auditors were retained to assist Refco, Inc., Informal Committee in the investigation of these matters.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See “Note 7 — Subsequent Events” in Part I — Item 1 for more information.  Such information is incorporated herein by reference.

Since the announcement of these matters at Refco, Inc., the Informal Committee of RCMI (Mr. Richard C. Butt and Ms. Annette A. Cazenave) had undertaken its own review into RCM and the Trust to ensure none of these matters had any material impact on the results of operations of either RCMI as the Managing Owner or the Trust.  Based upon the results of that review, the Informal Committee had no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Trust.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None

b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2006:

Month	Units Redeemed	Redemption Date NAV per Unit
January	34,498.02	110.87
February	42,016.38	100.21
March	55,658.38	102.25
Total	132,172.78

Units sold 1/1/06 through 3/31/06: 0
Units unsold through 3/31/06:  5,221,299.80   ($533,877,904.71)
Aggregate price paid for units sold 1/1/06 through 3/31/06: $0

Item 6.  Exhibits

a)              Exhibits

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.(1)

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(2)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

JWH Global Trust

Date:	April 27, 2007

By:	R. J. O’Brien Fund Management, Inc.
Managing Owner

By:	/s/ Jeffrey R. Miceli
Jeffrey R. Miceli
Chief Financial Officer
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)