Form 10-Q/A
period 2006-03-31
JWH GLOBAL TRUST
filed 2007-05-01
CIK 1027099

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Form 10-Q/A amends the Form 10-Q filed on April 30, 2007 and reflects certain changes made to the Condensed Schedule of Investments and Statement of Changes in Unitholders’ Capital.

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

JWH GLOBAL TRUST

Statements of Changes in Unitholders’ Capital

Quarter ended March 31, 2006

UNAUDITED

	Beneficial Owner Units Trading	Managing Owner Units Trading	Beneficial Owner Units Nontrading	Managing Owner Units Nontrading	Total
Unitholders’ capital at January 1, 2006	1,736,309	24,017	2,249,071	24,217	4,033,614
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(132,173)	—	(1)	—	(132,174)
Unitholders’ capital at March 31, 2006	1,604,136	24,017	2,249,070	24,217	3,901,440

	Beneficial Owner Dollars Trading	Managing Owner Dollars Trading	Beneficial Owner Dollars Nontrading	Managing Owner Dollars Nontrading	Total
Unitholders’ capital at January 1, 2006	$196,142,238	$2,713,011	$17,478,064	$188,197	$216,521,509
Net loss	(18,393,707)	(257,444)	(250,948)	(2,702)	(18,904,802)
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(13,732,705)	—	(31)	—	(13,732,736)

Unitholders’ capital at March 31, 2006	$164,015,825	$2,455,567	$17,227,085	$185,494	$183,883,971

Net asset value per unit at January 1, 2006	$112.96	$112.96	$7.77	$7.77	$120.73
Net loss per unit	$(10.71)	$(10.71)	$(0.11)	$(0.11)	$(10.82)
Net asset value per unit at March 31, 2006	$102.25	$102.25	$7.66	$7.66	$109.91

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

as of March 31, 2006

UNAUDITED

	Number of	Principal	Value (OTE)
	contracts	(notional)
Long positions
Futures positions (2.89%)
Agriculture	540	$11,580,000	$97,202
Interest Rates	114	36,160,775	(7,554)
Metals	947	48,267,643	2,327,290
Indices	787	45,142,320	2,837,483
Energy	714	41,385,582	65,772
		182,536,320	5,320,193
Forward positions (-0.59%)
Currencies	60	902,170,718	(1,085,795)
		902,170,718	(1,085,795)

Total long positions		$1,084,707,038	$4,234,398

Short positions
Futures positions (3.88%)
Agriculture	584	$12,524,464	$357,401
Interest rates	8,563	1,055,335,128	6,872,290
Indices	18	1,043,334	(37,095)
Energy	128	7,419,264	(56,640)
		1,076,322,190	7,135,956
Forward positions (-1.86%)
Currencies	71	1,082,604,862	(3,412,142)
		1,082,604,862	(3,412,142)

Total short positions		$2,158,927,052	$3,723,814

Total unrealized gain on open contracts (4.32%)			$7,958,212
Cash on deposit and open contracts with brokers (90.06%)			165,613,348
Cash on deposit with former broker and bank (9.62%)			17,663,140
Other liabilities in excess of assets (-4%)			(7,350,729)
Net assets (100.0%)			$183,883,971

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

JWH Global Trust

Date:	April 30, 2007

By:	R. J. O’Brien Fund Management, Inc.
Managing Owner

By:	/s/ Jeffrey R. Miceli
Jeffrey R. Miceli
Chief Financial Officer
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)