Form 10-Q/A
period 2006-03-31
JWH GLOBAL TRUST
filed 2007-05-17
CIK 1027099

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to .

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

This Form 10-Q/A amends the Form 10-Q filed on April 30, 2007 and the Form 10-Q/A filed on May 1, 2007, and reflects certain changes made to the Condensed Schedule of Investments and Statement of Changes in Unitholders’ Capital, as well as a change to a description in “Note 2 — Summary of Significant Accounting Policies” included in our Notes to Financial Statements filed with this Form 10-Q/A.

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

JWH GLOBAL TRUST

Statements of Operations

Quarter ended March 31, 2006

UNAUDITED

	January 1, 2006	January 1, 2005
	through	through
	March 31, 2006	March 31, 2005

Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(22,146,150)	$(28,523,529)
Change in unrealized gain (loss) on open positions	5,367,353	(13,895,329)
Interest income	1,894,068	1,938,865
Foreign currency transaction gain (loss)	235,714	(546,345)
Total revenues	(14,649,015)	(41,026,338)

Expenses:
Commission	2,721,174	4,432,091
Management fees	907,309	1,477,773
Incentive fees	—	—
Ongoing offering expenses	—	367,249
Operating expenses	373,653	95,515
Total expenses	4,002,136	6,372,628

Nontrading net loss:
Interest on nontrading reserve	15,235	—
Legal & admin fees	(268,886)	—
Nontrading net loss	(253,651)	—

Net income (loss)	$(18,904,802)	$(47,398,966)
Income (loss) per unit of beneficial ownership interest *	$(10.82)	$(21.11)
Income (loss) per unit of managing ownership interest *	$(10.82)	$(21.11)

*                    Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Changes in Unitholders’ Capital

Quarter ended March 31, 2006

UNAUDITED

	Beneficial Owner Units Trading	Managing Owner Units Trading	Beneficial Owner Units Nontrading	Managing Owner Units Nontrading	Total
Unitholders’ capital at January 1, 2006	1,736,309	24,017	2,249,071	24,217	4,033,614
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(132,173)	—	(1)	—	(132,174)
Unitholders’ capital at March 31, 2006	1,604,136	24,017	2,249,070	24,217	3,901,440

	Beneficial Owner Dollars Trading	Managing Owner Dollars Trading	Beneficial Owner Dollars Nontrading	Managing Owner Dollars Nontrading	Total
Unitholders’ capital at January 1, 2006	$196,142,238	$2,713,011	$17,478,064	$188,196	$216,521,509
Net loss	(18,393,708)	(257,444)	(250,948)	(2,702)	(18,904,802)
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(13,732,705)	—	(31)	—	(13,732,736)

Unitholders’ capital at March 31, 2006	$164,015,825	$2,455,567	$17,227,085	$185,494	$183,883,971

Net asset value per unit at January 1, 2006	$112.96	$112.96	$7.77	$7.77	$120.73
Net loss per unit	$(10.71)	$(10.71)	$(0.11)	$(0.11)	$(10.82)
Net asset value per unit at March 31, 2006	$102.25	$102.25	$7.66	$7.66	$109.91

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

In light of the events outlined herein, RCMI, managing owner of the Trust, moved the majority of the Trust’s assets from Refco, LLC to Lehman Brothers, Inc. and its affiliated entities (“Lehman”) to act in the capacity of clearing broker on behalf of the Managing Owner.  On or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Pending the resolution of the Trust’s rights and/or claims against RCM, the Trust will no longer have assets on deposit with RCM.

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

(2)                                 Summary of Significant Accounting Policies

The accompanying unaudited financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and results of operation of the Trust for the period presented have been included.  The following is a description of the more significant of those policies that the Trust follows in preparing its financial statements.

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

The Managing Owner, and/or, affiliates, acts as commodity brokers for the Trust through Lehman.  As such, the Managing Owner and affiliates receive all commissions that are reflected as such in the financial statements.

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

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. Management elected to retain $983,649 of these proceeds for legal and administrative expenses and to distribute $9,335,668 as redemptions as of December 31, 2006.  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,180,957 as disclosed in Note (1). Unitholders who had not previously redeemed units of the Trading account received 54,913 additional units of the Trading account in exchange for $5,154,711, their share of the total distribution of $9,335,668 referred to above.

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

The Trust’s overall return was negative for the month of January as losses in the interest rates, currencies and energy sectors outweighed the gains achieved in the other sectors. The fixed income sector was the Trust’s worst-performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of the respective central banks raising interest rates.  Japanese government bonds (the Trust’s largest loss for the month) traded at their lowest level in almost two months with Japanese unemployment falling amid growing confidence that economic growth is sustainable and that the Bank of Japan (BOJ) may increase interest rates.  Meanwhile, the German bund reached 2.97%, the highest rate since December 2002, on speculation that a strengthening European economy would encourage the European Central Bank (ECB) to raise rates in March.  Further hindering performance were the U.S.10-year and 30-year bonds as U.S. treasuries had their first monthly decline since October 2005 as a result of the Federal Reserve raising interest rates for the fourteenth consecutive time.  The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004.   The euro also benefited as the market waited to see if the ECB would signal at their meeting on February 2nd that they would raise borrowing costs as Europe’s economy strengthened.  The dollar also suffered losses against the Swiss franc, and the Japanese yen as the spread narrowed between the U.S. and both European and Japanese interest rates, which circumstances no longer benefited the dollar. The Trust was able to limit losses as the British pound strengthened against the dollar on speculation that the Bank of England would keep interest rates on hold this year. The largest gains in this sector were the British pound and the Singapore dollar; the largest loss occurred in the Japanese yen.   Performance in the energy sector was also negative for the month. The Trust underperformed as volatility within the energy sector increased as oil and natural gas were being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia.  Crude oil (the Trust’s largest gain for the month), which was up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility.  The Trust’s largest loss occurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York.  Natural gas fell 17 percent for the month as mild weather decreased demand in the largest U.S. consuming regions.  The metals sector was the best—performing sector for the month. Gold (largest gain) extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold’s increase occurred on concerns that the dollar may weaken because of higher oil prices. LME copper prices rose to a near record as production from the world’s mines were failing to keep pace with increased demand from countries like China.  Adding to the production shortfall was the threat of a strike from workers of Chile’s Codelco, the world’s largest copper producer.   Indices were positive for the month as European stock indices had their best January rally in eight years led by energy, mining, and steel stocks. Leading the sectors performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high and managed to gain 3.3% during the month. The Nasdaq E-Mini also helped performance as it rose 3.7% for the month.  The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York (largest gains).  The record highs were a result of increased demand for ethanol, a sugar cane by-product. Limiting profitability in the sector was New York coffee as it rose to a seven—month high as worldwide demand outpaced supply. The largest loss occurred in soybean oil.  The Trust recorded a trading loss of 1.76% for the month. The January month-end trading NAV per unit was $110.87.

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

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its 5-year policy of flooding the Japanese economy with cash.  U.S. treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 basis points, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the bund and the JGB’s, while the largest loss occurred in the Australian 3-year bond.   The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8 percent this quarter, while the Nasdaq Composite Index rose to a 5- year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March  30th, the highest intra-day price since September 1983.   Silver gained 21 percent this month alone in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25 percent for the quarter.  This metal, used in wiring and plumbing, continued to set new all-time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.   Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend-following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005, the U.S. dollar has dropped 2.3 percent and 1.25 percent against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading  gain of 2.04% for the month.  The March month-end trading NAV per unit was $102.25.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 10, 2005, Refco Inc., the parent company of RCMI announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, Refco, Inc. believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to Refco, Inc., which may have been uncollectible. Independent counsel and forensic auditors were retained to assist the Refco, Inc. Informal Committee in the investigation of these matters.

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

The following table summarizes the redemptions by unitholders during the first quarter of 2006:

Month	Units Redeemed	Redemption Date NAV per Unit
January	30,994.28	110.87
February	42,016.38	100.21
March	55,658.38	102.25
Total	128,656.75

Units sold 1/1/06 through 3/31/06: 0
Units unsold through 3/31/06:  4,854,912.99   ($496,414,853.23)
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

JWH Global Trust

Date:	May 17, 2007

By:	R. J. O’Brien Fund Management, Inc.
Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Chief Financial Officer
(Duly authorized officer of the Managing Owner and the Principal Financial Officer of the Managing Owner)