Form 10-Q
period 2006-06-30
JWH GLOBAL TRUST
filed 2007-05-25
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

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

☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Explanatory Note

This quarterly report on Form 10-Q for the quarter ended June 30, 2006, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  Please see “Note 7 — Subsequent Events” included in our Notes to Financial Statements filed with this Form 10-Q for more information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST

Statements of Financial Condition

	June 30, 2006	December 31, 2005
	UNAUDITED

Assets

Assets:
Equity in commodity trading accounts:
Cash on deposit with brokers	$154,766,312	$202,443,116
Unrealized gain (loss) on open contracts	(3,714,527)	2,590,858
Cash on deposit with former brokers	16,963,262	16,963,262
Cash on deposit with bank	615,921	943,758
	168,630,968	222,940,994

Interest receivable	606,921	675,537
Total assets	$169,237,889	$223,616,531

Liabilities and Unitholders' Capital

Liabilities:
Accrued commissions	$664,519	$1,563,331
Accrued management fees	252,039	338,586
Accrued offering expenses	2,663	3,482
Accrued operating expenses	533,035	348,965
Redemptions payable	2,474,443	4,723,667
Accured legal and administrative - nontrading	220,992	116,991
Total liabilities	4,147,691	7,095,022

Unitholders’ capital (trading):
Beneficial owners (1,461,076 and 1,736,309 units outstanding at June 30, 2006 and December 31, 2005, respectively)	145,456,678	196,142,238
Managing owner (24,017 units outstanding at June 30, 2006 and December 31, 2005)	2,390,938	2,713,011

Unitholders’ capital (nontrading):
Beneficial owners (2,249,070 and 2,249,071 units outstanding at June 30, 2006 and December 31, 2005, respectively)	17,058,899	17,478,064
Managing owner (24,217 units outstanding at June 30, 2006 and December 31, 2005)	183,683	188,196
Total unitholders’ capital	165,090,198	216,521,509
Total liabilities and unitholders’ capital	$169,237,889	$223,616,531

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Operations

UNAUDITED

	April 1, 2006 through June 30, 2006	April 1, 2005 through June 30, 2005	January 1, 2006 through June 30, 2006	January 1, 2005 through June 30, 2005
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$10,594,365	$12,533,710	$(11,551,786)	$(15,989,818)
Change in unrealized gain (loss) on open positions	(11,672,738)	18,655,004	(6,305,385)	4,759,675
Interest income	1,906,336	2,089,452	3,800,404	4,028,317
Foreign currency transaction gain (loss)	(68,319)	2,420	167,395	(543,925)
Total revenues	759,644	33,280,586	(13,889,372)	(7,745,751)

Expenses:
Commission	2,576,487	4,544,213	5,297,662	8,976,304
Management fees	855,966	1,515,157	1,763,276	2,992,929
Ongoing offering expenses	—	241,278	—	608,528
Operating expenses	180,000	97,931	553,653	193,447
Total expenses	3,612,453	6,398,579	7,614,591	12,771,208

Nontrading net loss:
Interest on nontrading reserve	6,702	—	21,938	—
Legal and administrative fees	(176,698)	—	(445,584)	—
Nontrading net loss	(169,996)	—	(423,646)	—

Net income (loss)	$(3,022,805)	$26,882,007	$(21,927,609)	$(20,516,959)

Income (loss) per unit of beneficial ownership interest *	$(2.78)	$11.48	$(13.60)	$(9.63)
Income (loss) per unit of managing ownership interest *	$(2.78)	$11.48	$(13.60)	$(9.63)

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statement of Changes in Unitholders’ Capital

Quarter ended June 30, 2006

Unaudited

	Beneficial Owner Units Trading	Managing Owner Units Trading	Beneficial Owner Units Nontrading	Managing Owner Units Nontrading	Total
Unitholders' capital at January 1, 2006	1,736,309	24,017	2,249,071	24,217	4,033,614

Unitholders’ contributions	—	—	—	—	—

Unitholders’ redemptions	(275,233)	—	(1)	—	(275,234)

Unitholders' capital at June 30, 2006	1,461,076	24,017	2,249,070	24,217	3,758,380

	Beneficial Owner Dollars Trading	Managing Owner Dollars Trading	Beneficial Owner Dollars Nontrading	Managing Owner Dollars Nontrading	Total
Unitholders' capital at January 1, 2006	$196,142,238	$2,713,011	$17,478,064	$188,196	$216,521,509

Net loss	(21,181,890)	(322,073)	(419,133)	(4,513)	(21,927,609)

Unitholders’ contributions	—	—	—	—	—

Unitholders’ redemptions	(29,503,670)	—	(32)	—	(29,503,702)

Unitholders' capital at June 30, 2006	$145,456,678	$2,390,938	$17,058,899	$183,683	$165,090,198

Net asset value per unit at January 1, 2006	$112.96	$112.96	$7.77	$7.77	$120.73
Net loss per unit	(13.41)	(13.41)	(0.19)	(0.19)	(13.60)

Net asset value per unit at June 30, 2006	$99.55	$99.55	$7.58	$7.58	$107.13

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

as of June 30, 2006

UNAUDITED

	Number of contracts	Principal (notional)	Value (OTE)
Long positions (0.61%)
Futures positions (-0.18%)
Agriculture	581	$12,612,460	$65,442
Interest Rates	1,253	229,960,000	(459,920)
Metals	160	8,155,040	(104,075)
Energy	280	16,229,640	199,533
		266,957,140	(299,020)
Forward positions (0.79%)
Currencies	41	832,670,460	1,319,841
		832,670,460	1,319,841

Total long positions		$1,099,627,600	$1,020,821

Short positions (-2.86%)
Futures positions (-1.00%)
Agriculture	1,947	$21,868,704	$(419,110)
Interest rates	4,336	541,288,896	(182,721)
Metals	311	16,373,985	(536,579)
Indices	1,293	43,265,829	(855,918)
Energy	80	4,637,040	342,800
		627,434,454	(1,651,528)
Forward positions (-1.86%)
Currencies	30	402,118,905	(3,083,820)
		402,118,905	(3,083,820)

Total short positions		$1,029,553,359	$(4,735,348)

Total unrealized gain on open contracts (-2.25%)			$(3,714,527)
Cash on deposit and open contracts with brokers (93.75%)			154,766,312
Cash on deposit with former broker and bank (10.64%)			17,579,183
Other liabilites in excess of assets (-2.14%)			(3,540,770)
Net assets (100.0%)			$165,090,198

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

as of December 30, 2005

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (2.92%)
Futures positions (2.5%)
Agriculture	560	$7,111,667	$1,211,972
Interest Rates	1,183	53,299,584	(77,250)
Metals	1,723	92,446,095	8,283,119
Indices	326	42,909,706	1,408,234
Energy	196	26,835,120	(5,415,299)
		222,602,171	5,410,775
Forward positions (0.42%)
Currencies	28	413,711,125	910,781

Total long positions		$636,313,296	$6,321,556

Short positions (-1.73%)
Futures positions (-2.58%)
Agriculture	826	$15,796,669	$(716,296)
Interest Rates	4,475	932,659,568	(1,371,984)
Metals	584	35,966,425	(3,806,813)
Energy	768	36,784,731	315,722
		1,021,207,393	(5,579,371)
Forward positions (0.85%)
Currencies	16	177,861,577	1,848,673

Total short positions		$1,199,068,970	$(3,730,698)

Total unrealized gain on open contracts (1.2%)			$2,590,858
Cash on deposit and open contracts with brokers (93.5%)			202,443,116
Cash on deposit with former broker and BBH (8.27%)			17,907,019
Other liabilites in excess of assets (-2.96%)			(6,419,484)
Net assets (100.00%)			$216,521,509

See accompanying notes to financial statements.

JWH GLOBAL TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(1)   General Information and Summary

JWH Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors.  On August 31, 2005, Refco Group Ltd., LLC (“Refco Group”) acquired the global brokerage operations of Cargill’s subsidiary, Cargill Investor Services, Inc. (“CIS”).  CIS is the owner of CIS Investments, Inc. (“CISI”).  The managing owner of the Trust changed from CISI to Refco Commodity Management, Inc. (“RCMI” or the “Managing Owner”) and the clearing broker changed from CIS to Refco, LLC (“Clearing Broker”), an affiliate of RCMI.  The broker for forward contracts changed from CIS Financial Services, Inc. to Refco Capital Markets, Ltd. (“Forwards Currency Broker”), also an affiliate of RCMI.  The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the “Brokers.”

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

In light of the events outlined herein, the managing owner of the Trust, moved the majority of the Trust’s assets from Refco, LLC to Lehman Brothers, Inc. and its affiliated entities (“Lehman”) to act in the capacity of clearing broker on behalf of the Managing Owner.  On or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Pending the resolution of the Trust’s rights and/or claims against RCM, the Trust will no longer have assets on deposit with RCM.

Management does not believe that the bankruptcy filings of Refco, Inc. and RCM will have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption. In this regard, the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  In particular, with respect to redemptions made as of October 31, 2005, and thereafter, the Trust has made payment in an amount that represented the proportionate share of the Trust’s net assets that are held at Lehman, while reserving payment with respect to the Trust’s assets currently held at RCM, plus a cash reserve in connection with expenses in pursuit of its rights and/or claims against RCM and other potential third parties.  As such, the Trust has reserved payment with respect to approximately 18.2%  — 25% of any redemption proceeds until these monies held at RCM are remitted to the Trust or the Trust’s rights and/or claims against RCM and/or such potential third parties are resolved.

Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days’ prior written notice to the Managing Owner. Effective October 31, 2005, the Net Asset Value per unit was split into a ‘Trading account” and a “Non-Trading” account, the latter representing the assets held at RCMI plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims. On October 31, 2005, $57,544,206  of equity and 2,273,288 in substitute units were transferred to the Non-Trading account.  All unitholders of record as of October 1, 2005 retained their pro-rata right to the assets in the Non-Trading account with the equivalent number of units held in the Trust prior to RCM’s bankruptcy.

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

(a)    Revenue Recognition

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest on Eurodollars, British pound sterling, and Swiss francs at a rate equal to Lehman Clearing House (“LCH”) less 25 basis points.  Deposits denominated in Japanese Yen earn 100% of LCH and Australian dollars earn interest at a rate of Sydney Futures Exchange Clearing House (“SFECH”) less 125 basis points.

(b)    Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through June 30, 2006 will receive the Net Asset Value per Unit represented by assets held in the trading account.

(c)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. There are no units currently being offered therefore no offering costs were incurred during the first six months of 2006.

(d)    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 6.0% per annum (or 0.50% per month) of the Trust’s month-end assets after reduction of the management fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid to the clearing broker is reduced by exchange fees paid by the Trust. The round-turn equivalent rate for commissions paid by the Trust for the years ended December 31, 2005, 2004, and 2003 was $27, $39, and $38 respectively.

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year through Lehman.  As of June 30, 2006, there were no such eligible investors in the Trust.

The Managing Owner, and/or its affiliates, acts as the commodity brokers for the Trust through Lehman. As such, the Managing Owner and its affiliates receive all commissions that are reflected as such in the financial statements.

(e)    Foreign Currency Transactions

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

(f)     Use of Estimates

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

(g)    Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Fund at RCM are reported at fair value as determined in good faith by the Managing Owner after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by the Managing Owner from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that the Managing Owner would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Fund vis-a-vis other customers/creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by the Investment Manager. Based upon this fair value methodology, the assets held by the Fund at RCM had a total value of $16,963,262 as of both December 31, 2005, and June 30, 2006.

Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not determinable.

(h)    Recent Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its financial statements. At this time, the impact to the Trust’s financial statements has not been determined.

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

Under signed agreement JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of the Trust’s month-end net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month.

Also, under signed agreement the Trust pays to JWH a quarterly incentive fee equal to 20% of the net  trading profits, if any, of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is also calculated by deducting a portion of the brokerage fees at an annual rate of 1.25%.

(4)   Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the Trust, are treated as partnerships.

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

Net trading results from derivatives for the periods ended June 30, 2006 and 2005 are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2006, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the six-month periods ended June 30, 2006 and 2005.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	2006	2005
Net Asset Value per unit, at beginning of period	$120.73	$148.54
Loss per unit	(13.60)	(9.63)
Net Asset Value per unit, at end of period	$107.13	$138.91

Total Return:
Total return before incentive fee	-11.26%	-6.48%
Less incentive fee allocation	0.00%	0.00%
Total Return:	-11.26%	-6.48%

Ratios to average net assets:

Net Income (Loss):	-11.45%	-6.76%

Expenses:
Expenses less incentive fees	-4.20%	-4.21%
Incentive fees	0.00%	0.00%
Total Expenses	-4.20%	-4.21%

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the six-month periods ended June 30, 2006 and 2005. The amounts are not annualized.

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

On October 12, 2006, the Trust Agreement was amended to allow for change of Managing Owner and the organization of JWH Special Circumstance LLC.

On November 30, 2006, RJOFM became Managing Owner through acquisition of 20,218 Trading account units. The remaining 5,065 units owned by RCMI were transferred from Managing Owner units to Beneficial Owner units. RJOFM did not acquire any units in the Non-Trading account.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. Management elected to retain $983,275 of these proceeds for legal and administrative expenses and to distribute $9,336,042 as redemptions as of December 31, 2006.  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,179,705 as disclosed in Note (1). Unitholders who had not previously redeemed units of the Trading account received 55,206 additional units of the Trading account in exchange for $5,154,337, their share of the total distribution of $9,336,042 referred to above.

Effective January 1, 2007, a JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against RCM. The sole member of the LLC is JWH Global Trust and its manager is U.S. Bank National Association. The LLC was funded with cash of $1,446,763 which represents the $983,275 referred to above plus $463,488, the cash remaining of $1,000,000 set up to pay collection costs as disclosed in Note (1).  Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.

On April 20, 2007, the LLC received a second partial recovery from RCM in the amount of $2,787,629. Total recoveries from RCM as of May 22, 2007 aggregated $13,106,946. The remaining uncollected portion of the amounts recorded as “Cash on deposit with former brokers”, which was $16,963,262 at March 31, 2006, aggregated $3,856,316 as of May 22, 2007.

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

(b)    Liquidity

The Trust’s assets at June 30, 2006 are held in brokerage accounts with Lehman Brothers.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).  For the fiscal quarter ended June 30, 2006, the Trust had received or accrued to receive interest of $1,906,336.  For the fiscal quarter ended June 30, 2005, the Trust had received or accrued to receive interest of $2,089,452.

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations.  These regulations specify what are referred to as “daily price fluctuation limits” or “daily limits.”  The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of a trading session.  Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit.  Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first two quarters of fiscal years 2006 and 2005.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2006

The Trust recorded net loss of $3,022,805 or $2.78 per unit in the second quarter of 2006*** (*** Please see “Note 7 — Subsequent Events” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of June 30, 2006, the Trust had gained 7.13% since its inception in June 1997.

On June 30, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%). However, John W. Henry & Company, Inc., the advisor to the Trust, has decided to stop offering its two-phase systems to clients in its present form. Therefore, after consultation with the Managing Owner, effective July 1, the program allocations within the Trust changed. The Trust’s previous 20% allocation to Global Financial and Energy program will be replaced with the Global Diversified program. All other program allocations remain the same: 30% GlobalAnalytics, 30% Financial and Metals, 20% International Foreign Exchange.

The Trust’s performance was positive for the month of April. The metals sector had strong gains in both precious and base metals. The interest rate and currency sectors also added to performance with higher global interest rates and a weakening U.S. dollar. The energy sector had modest gains while volatility hampered performance in the agriculture and indices. The metals sector was positive with all components being profitable for the month.  Gold climbed above $650/oz for the first time in 25 years.  The escalating dispute with Iran, combined with a falling U.S. dollar, helped to push the precious metal higher during the month. Silver added to performance, rallying on speculation that investor demand will grow with a new offering of an exchange-traded silver-backed fund.  Gains were achieved in LME copper rally fed by speculation that disruptions at mines would curb supplies.  Further gains were achieved as LME aluminum reached a 17-year high in London as growing demand in the U.S. and China drove prices higher. The fixed-income sector was the Trust’s strongest performing sector as European, Japanese and U.S. fixed income markets sold off.  The largest gain in the sector was in the German benchmark 10-year bund, touching a 4% yield for the first time since October 2004 on speculation that the European Central Bank will raise its key rates this year. The Japanese 10-year bond (JGB) also added to the sector’s performance as it fell for a fifth month on concerns that the Bank of Japan will also raise interest rates this year. The 10-year gilt (UK) fell for the fourth consecutive month pushing yields to a one-year high of 4.71%.  The only loss in this sector came from the euro-yen. The currency sector was positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. Federal Reserve Chairman Ben Bernanke said in testimony to Congress that the central bank may stop raising rates “at some point”, ending an almost a two-year cycle of rate increases.  Meanwhile, speculation was increasing that the Bank of Japan, the Swiss National Bank and the European Central Bank would all raise rates.  The dollar extended its losses even further after the University of Michigan said its index of consumer sentiment decreased from 88.9 to 87.4.  The dollar fell 4.1 percent against the euro (largest gain in this sector), the biggest monthly decline since December 2003, and the British pound gained against the dollar for a fourth week, its longest winning streak in a year.  Hindering performance was the strength of the yen which rallied after the G-7 called for faster currency appreciation in Asia and after China unexpectedly lifted its key interest rate for the first time since October 2004.  The largest loss was in the Australian dollar. Performance in the energy sector was also positive during the month. Concerns that UN-imposed sanctions could lead Iran to cut shipments, drove the June crude oil contract to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement reached a new high of $74.79 a barrel.  Mild weather in the U.S., however, hindered performance as natural gas fell 20 percent and approached a nine-month low as demand slowed. The indices sector was slightly negative for the month as increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment hindered performance. Asian stocks dropped from a sixteen-year high during the month after China unexpectedly raised its key lending rate. The rate rise sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing economy. The largest gain in this sector was the All Ordinaries Index while the largest loss occurred in Eurostoxx 50. The agriculture sector was the Trust’s worst performing sector, but was only slightly negative for the month. Cotton fell to its lowest close since December 2. The gains in cotton however were not enough to offset the losses in the rest of the sector dominated by choppy price action. The largest loss occurred in N.Y. coffee.  The Trust recorded a trading gain of 10.68% for the month. The April month-end trading NAV was $113.17.

The Trust’s performance was negative in May as the interest rate, metals, agriculture and stock indices sectors saw broad market corrections in the second half of the month. Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.  A major catalyst for the reversal was the news that the Federal Reserve on May 10th signaled that “further policy firming may yet be needed” instead of signaling a possible “pause”. This unexpected announcement caused the equity markets to fall in response. The currency sector was positive for the month despite extreme volatility. The U.S. dollar lost 1.4% against the euro and 1.1% against the Japanese yen as investors expected central banks in Europe and Japan to raise interest rates at a quicker pace than the Federal Reserve.  For the year, the U.S. dollar has fallen 7.5% against the euro and 4.4% against the yen.  The largest gain in the sector was the British pound, which posted its first back-to-back monthly gain against the U.S. dollar since the end of 2004. The euro/Japanese yen cross has the largest loss. The fixed income sector was the Trust’s worst performing sector as uncertain inflationary prospects and global growth led to increased volatility.  The worst performer in the sector was the ten-year Japanese government bonds (JGBs), which ended its longest losing streak since 1990 with flight-to-quality moves from the Japanese stock and commodity markets.  JGBs had risen to 2.005% on May 10th, the highest rate since August 1999. The largest gains in this sector were in the U.S. 10-year note and the 3-month eurodollar. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month.  Brent crude oil for July settlement touched a contract high of $74.97 a barrel on May 2nd and May 3rd as attacks in Nigeria and tensions with Iran kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. The largest gain in the sector was natural gas which closed the month at its highest price in almost three weeks in New York. The largest loss was crude oil. The metal sector was also negative for the Trust for the month as precious and base metals fell from record highs set earlier in the month.  With Investor profit taking, a strengthening of the U.S. Dollar, lower energy prices and the U.S. joining nuclear talks with Iran and the EU, gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th.  Aluminum rose on the London Metal Exchange (LME), due to speculation that a fifth of the Alcoa Inc.’s U.S. workers may go on strike. LME copper was the best performer in this sector as its futures reached a record high on May 12th of $8600. The largest loss in this sector occurred in silver as concerns that rising global interest rates may curb demand in India and China. Indices also underperformed for the month driven by the Federal Reserve’s uncertainty about inflation, and the lackluster U.S. consumer confidence report.  The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high.  However, global equity markets began to fall after the Federal Reserve meeting on May 10th, when it became apparent an additional rate hike was still a possibility in June.  As a result, U.S. stocks ended May with their worst monthly decline in almost two years.  The Dow Jones Industrial Average lost 1.7 percent during the month, while the Nasdaq fell 6.2 percent. The only gain in this sector was in the Nasdaq E-Mini. The largest loss occurred in the Nikkei (Osaka). The agriculture sector was also slightly negative for the Trust for the month as London and New York sugar hindered performance.  Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.  Contributing to sugar’s fall in London was speculation that the European Union will increase exports, and that Brazilian sugar exporters will accelerate shipments as the nation’s currency weakens.  The largest gain in this sector was in New York coffee. The Trust recorded a trading loss of 1.15% for the month. The May month-end trading NAV was $111.87.

The Trust’s performance was negative for the month of June. All six sectors were negative with the currency and interest rate sectors being responsible for the majority of the Trust’s losses. These sectors saw trend-reversing markets caused by anticipated, but unrealized, fears that the Federal Reserve would raise rates at its June 29th meeting and reinforce expectations for further rate increases. Currencies were the Trust’s worst performing sector as the U.S. dollar strengthened against most major currencies.  Stronger than expected June core Consumer Price Index (CPI) coupled with statements from Federal Reserve Chairman Bernanke, led to speculation that the Federal Reserve might raise rates 50 basis points.  The Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its 2-year cycle of rate increases.  As a result, the dollar reversed and weakened during the last two days of the month: 5.3% lower vs. the euro and 2.8% vs. the yen - the greatest percentage decrease since the last quarter of 2004.  The largest loss occurred in the Japanese yen, while the largest gain was achieved in the South African rand. The interest rate sector was unprofitable for the month led by declines in the U.S. 10-year and 30-year treasury bonds and German 10-year government bonds (bunds).  Treasuries began the month strengthening only to sell-off after the core CPI came in higher than expected. This data, along with Federal Reserve Chairman Bernanke’s comments, put pressure on the entire U.S. fixed income market. Bonds rebounded the last two days of the month after the Federal Reserve raised rates only 25 basis points.  The gains marked the Treasuries’ 2nd straight quarterly loss and worst yearly start since 1999.  On June 8th, the European Central Bank (ECB) raised its benchmark interest rate to 2.75 percent for its third hike in six months, and other ECB council members signaled that the ECB was ready to increase rates further. The largest gain occurred in eurodollar (3-month), while the largest loss occurred in the U.S. 30-year bond. The metals sector was also negative for the month as both base and precious metals continued to retreat from May highs.  With a stronger dollar, gold fell to a three month low of $542.45/ounce, only to surge again the last 2 days of the month. Gold is still up 18% for the year. All components of this sector were negative with the largest loss coming from gold. The agriculture sector also underperformed during the month as weather conditions had severe affects on various crops worldwide. Wheat, which was the sector’s worst performer, fell to a five-week low in the middle of June. Corn and soybeans also hindered performance as prices fell due to Midwest rains. The only gain in this sector was N.Y. coffee. Indices were slightly negative for the month again as speculation over the Federal Reserve meeting caused severe market fluctuations.  Most of the world’s equity markets suffered losses during the first three weeks of the month. Speculation that the actions of the Federal Reserve would hurt economic growth and 16 central banks raising interest rates during the month fueled the losses.  As it became evident that the Federal Reserve was actually closer to ending its rate-hiking cycle, world equity markets rallied. The largest gain was in the Nasdaq E-Mini, while the largest loss occurred in Eurostoxx 50. The energy sector was also slightly negative for the month due to choppy market conditions. Weakness in the markets at the beginning of the month was replaced by strength due to renewed tensions in the Middle East and speculation that gasoline consumption will jump during the 4th of July holiday weekend.  Crude oil futures for August delivery touched $74.10 on the NYMEX, after falling to a low of $68.75 during the month. The largest gain in this sector was in natural gas. The largest loss was in crude oil. The Trust recorded a trading loss of 11.01% for the month. The June month-end trading NAV was $99.55.

During the quarter no units were sold. Beneficial owners redeemed a total of 142,826 units during the quarter. The Managing Owner redeemed 0 units during the quarter. At the end of the quarter there were 1,461,076 units outstanding owned by the Beneficial Owners and 24,017 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2006, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2005

The Trust recorded a net income of $26,882,007 or $11.48 per unit in the second quarter of 2005. As of June 30, 2005, the Trust had gained 38.91% since its inception in June 1997.

On June 30, 2005, JWH was managing 100% of the Trust’s assets. Approximately 30% of the assets were allocated to each of the JWH GlobalAnalytics® Family of Programs and the G-7 Currency Portfolio. Approximately 40% of the Trust’s assets were allocated to JWH’s Financial and Metals Portfolio.

The Trust’s overall performance was negative for the month of April. The Trust’s underperformance was driven by the Federal Reserve changing its view on inflationary pressures. After higher energy prices showed a pickup in the U.S. inflation rate in March, new economic data released in April showing that inflationary pressures may not be as strong as previously thought forced the Fed to change its view. The fixed income sector posted positive returns during the month. The majority of the sector’s gains came from the strength in Germany’s and Japan’s fixed-income markets. The yield on the German benchmark 10-year bond held near a record low after an industry survey showed manufacturing in Europe contracted. Japanese government bond yields held near fourteen-month lows on expectations that slowing economic growth in the U.S. will spread to Asia because of waning demand for the region’s exports. The largest gain in this sector was achieved in the Japanese government bond, while the largest loss occurred in the eurodollar. The stock indices sector was slightly positive for the month as the world’s equity markets traded lower. The Trust was able to profit from the decline in the Nasdaq E-Mini, but the profits were held back by the combined losses suffered in the Eurostoxx and Nikkei. The currency sector was the most unprofitable sector during April for the Trust due to the strength of both the Japanese yen and the Canadian dollar / Japanese yen cross. Adding to the underperformance was the fact that the Swiss franc rallied as the Swiss government left its growth forecast for 2005 unchanged. The largest gain in this sector was achieved in the euro/British pound cross, while the largest loss occurred in the Japanese yen. The energy sector also contributed to the Trust’s underperformance during the month. Energies, which had been trending higher, experienced a sudden turnaround as supplies increased and OPEC boosted output. The sector came under additional pressure amid speculation over slowing economic growth in the U.S., Europe and Japan due to high energy prices. All components of this sector were negative with the largest loss coming from London gas oil. The metals sector was unprofitable for the month. LME aluminum and LME copper had the largest losses within the sector, while gold and silver also added to the sector’s losses as currency-related volatility plagued the precious metal markets. All components of this sector were negative. The Trust was unprofitable in the agriculture sector for the month as a result of the instability of the NY coffee market. The largest gain in this sector was achieved in cotton, while the largest loss occurred in NY coffee. Overall, the Trust recorded a loss of (6.40)% for the month.

The Trust’s performance was positive for the month of May. The currency and fixed-income sectors led profitability with robust gains that were more than enough to offset lackluster returns in the other sectors. The currency sector was the Trust’s strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. France’s rejection of the European Union constitution was the catalyst for the euro’s dramatic move lower. The largest gain in this sector was achieved in the euro, while the largest loss occurred in the euro/British pound cross. The fixed-income sector was the Trust’s other solid performer, as both European and American bonds rose during the month. The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central Bank (ECB) would have to cut interest rates as the European economy slowed. U.S. Treasuries also rallied on diminished inflation fears and the 10-year note broke 4% for the first time since February. The largest gain in this sector was achieved in the bund, while the only loss occurred in the Eurodollar. The energy sector underperformed for the month as a result of volatility, which dominated trading throughout the sector. Natural gas was the lone profitable market within the sector. Energy markets weakened for most of the month and reversed itself towards the end of the month when crude oil stockpiles fell for the first time in five weeks. The largest loss occurred in London gas oil. The Trust’s performance in the metals sector was slightly positive during the month as volatility in various markets limited the Trust’s ability to achieve returns. The Trust was able to benefit as gold traded near a three-month closing low as the U.S. dollar strengthened. The largest gain in this sector was achieved in gold, while the largest loss occurred in LME copper. Performance in the agriculture sector was negative for the month as trading in cotton, N.Y. coffee and CBOT wheat affected returns. Cotton fell almost 13 percent from April’s highs as supply outpaced demand and wheat strengthened on concerns that hot weather would hurt U.S. crops. The largest gain in this sector was achieved in London coffee, while the largest loss occurred in cotton. Indices were negative for the month. Most of the world indices were higher on the month, which was the cause of the sector’s underperformance. All components of this sector were negative with the largest loss coming from the Nasdaq E-Mini. Overall, the Trust recorded a gain of 7.95% for the month.

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

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.82 per unit in the first quarter of 2006*** (*** Please see “Note 7 — Subsequent Events” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

On March 31, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%).

The Trust’s overall return was negative for the month of January as losses in the interest rates, currencies and energy sectors outweighed the gains achieved in the other sectors. The fixed income sector was the Trust’s worst performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of the respective central banks raising interest rates.

Japanese government bonds (largest loss) traded at their lowest level in almost two months with Japanese unemployment falling amid growing confidence that economic growth is sustainable and that the Bank of Japan (BOJ) may increase interest rates.  Meanwhile, the German bund reached 2.97%, the highest rate since December 2002, on speculation that a strengthening European economy will encourage the European Central Bank (ECB) to raise rates in March.  Further hindering performance were the U.S.10-year and 30-year bonds as U.S. treasuries had their first monthly decline since October 2005 as a result of the Federal Reserve raising interest rates for the 14th straight time.  The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004.   The euro also benefited as the market waited to see if the ECB would signal, at their meeting on February 2nd, that they would raise borrowing costs as Europe’s economy strengthened.  The dollar also suffered losses against the Swiss franc, and the Japanese yen as the spread narrowed between the U.S. and both European and Japanese interest rates, no longer benefiting the dollar. The Trust was able to limit losses as the British pound strengthened against the dollar on speculation that the Bank of England would keep interest rates on hold this year. The largest gains in this sector were the British pound and the Singapore dollar.  The largest loss occurred in the Japanese yen.   Performance in the energy sector was also negative for the month. The Trust underperformed as volatility within the energy sector increased as oil and natural gas are now being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia.  Crude oil (largest gain), which is up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility.  The largest loss occurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York.  Natural gas fell 17 percent for the month as mild weather decreased demand in the largest U.S. consuming regions.  The metals sector was the best performing sector for the month. Gold (largest gain) extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold’s increase occurred on concerns that the dollar may weaken because of higher oil prices. LME copper prices rose to a near record as production from the world’s mines are failing to keep pace with increased demand from countries like China.  Adding to the production shortfall is the threat of a strike from workers of Chile’s Codelco, the world’s largest copper producer.   Indices were positive for the month as European stock indices had their best January rally in eight years led by energy, mining and steel stocks. Leading the sectors performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high and managed to gain 3.3% during the month. The Nasdaq E-Mini also helped performance as it rose 3.7% for the month.  The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York (largest gains).  The record highs were a result of increased demand for ethanol, a sugar cane by-product. Limiting profitability in the sector was N.Y. coffee as it rose to seven month highs as worldwide demand outpaced supply. The largest loss occurred in soybean oil.  The Trust recorded a trading loss of 1.76% for the month. The January month-end trading NAV was $110.87.

The Trust’s performance was negative for the month of February as listless markets continued to hamper the Trust’s long-term trend following approach.  The majority of the losses were realized in the currency and energy sectors, along with more modest losses in the other sectors.  Currencies were the Trust’s worst performing sector for the month as markets gyrated over speculation about potential global interest rate moves.  The dollar rose 1.3% against the euro as new Federal Reserve Chairman Ben S. Bernanke comments suggested further tightening by the Fed.  Thee British pound declined versus the dollar on signs of slowing home price growth and sluggish retail sales. The largest loss in the sector was in the yen as the currency strengthened after Bank of Japan Governor Toshihiko Fukui said the central bank would “immediately” reduce the amount of cash pumped into the financial system, a precursor to raising rates. Limiting losses in this sector was the Brazilian real (largest gain) as it gained 3.4% against the dollar. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be sensitive to the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market’s trepidation.  In Saudi Arabia, there was an assault on a processing center which handles two-thirds of Saudi oil. Limiting losses in this sector was falling natural gas prices with U.S. stockpiles for the week ended February 17, 2006 were almost 700 billion cubic feet above the 5 year average. The metals sector was also negative for the month as volatility hurt performance.  Gold once again hit a 25-year high of $579.50 oz. Meanwhile, after reaching a record high of $5,100 per metric ton on, LME copper dropped to $4,665, the lowest since January 2005. The largest gain in this sector was in silver on speculation that demand for the metal will accelerate, extending its year-long rally. Indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1%.  Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest lost in five weeks on the last day of trading in February. The largest gain was in the Eurostoxx 50, while the largest loss occurred in the Nikkei (Osaka).  The interest rate sector was slightly negative for the month as performance in various markets counterbalanced each other. The sector benefited from Japanese government bonds, which saw a price decline for the month. Offsetting the sector gains however were losses in U.S. 30-year bonds, German bunds and the Long gilt.  Both European and U.S. fixed income markets gyrated. The largest gain in this sector was in the Eurodollar. The largest loss occurred in the U.S. 30-year bond. Performance in the agriculture sector was also slightly negative for the month. N.Y. coffee (largest loss) contributed to the sector’s underperformance as coffee production threatens to exceed demand. N.Y. sugar also hurt performance as prices fell to a 20-month low. CBOT wheat (largest gain) rose to a 20-month high on speculation that unusually hot, dry weather from Texas to Nebraska reduced U.S. production. The Trust recorded a trading loss of 9.61% for the month.  The February month-end trading  NAV was $100.21.

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its 5-year policy of flooding the Japanese economy with cash.  U.S. treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 bps, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the bund and the JGB’s, while the largest loss occurred in the Australian 3-year bond.   The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8 percent this quarter, while the Nasdaq Composite Index rose to a 5- year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March  30th, the highest intra-day price since September 1983.   Silver gained 21 percent this month alone in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25 percent for the quarter.  This metal, used in wiring and plumbing, continued to set new all time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.   Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005 the U.S. dollar has dropped 2.3 percent and 1.25 percent against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading  gain of 2.04% for the month.  The March month-end trading NAV was $102.25.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this quarterly report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the second quarter of 2006:

Month	Units Redeemed	Redemption Date NAV per Unit
April	55,365.27	113.17
May	62,930.94	111.87
June	24,529.97	99.55
Total	142,826.18

Units sold 4/1/06 through 6/30/06: 0

Units unsold through June 30, 2006: 4,997,739.17 ($ 497,524,934.37)

Aggregate price paid for units sold 4/1/06 through 6/30/06: $0

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

JWH Global Trust

Date:	May 25, 2007

By:	R.J. O’Brien Fund Management, Inc.,
Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Chief Financial Officer