Form 10-Q
period 2006-09-30
JWH GLOBAL TRUST
filed 2007-06-12
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            ..

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

☐ Yes        ☒ No

Explanatory Note

This quarterly report on Form 10-Q for the quarter ended September 30, 2006, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  Please see the “Notes to Financial Statements” section that accompanies the financial statements filed with this Form 10-Q for more information.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST

Statements of Financial Condition

	September 30, 2006	December 31, 2005
	UNAUDITED
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with brokers	$136,342,878	$202,443,116
Unrealized gain on open contracts	5,903,290	2,590,858
Cash on deposit with former brokers	16,963,262	16,963,262
Cash on deposit with bank	345,263	943,758
	159,554,693	222,940,994

Receivable for units sold		—
Interest receivable	538,967	675,537
Total assets	$160,093,660	$223,616,531

Liabilities and Unitholders’ Capital
Liabilities:
Accrued commissions	$544,298	$1,563,331
Accrued management fees	237,142	338,586
Accrued incentive fees	—	—
Accrued offering expenses	2,663	3,482
Accrued operating expenses	570,630	348,965
Redemptions payable	3,230,941	4,723,667
Accured legal and administrative fees - nontrading	308,471	116,991
Total liabilities	4,894,145	7,095,022

Unitholders’ capital (trading):
Beneficial owners (1,357,676 and 1,736,309 units outstanding at September 30, 2006 and December 31, 2005, respectively)	135,801,282	196,142,238
Managing owner (24,017 units outstanding at September 30, 2006 and December 31, 2005)	2,402,234	2,713,011

Unitholders’ capital (nontrading):
Beneficial owner (2,249,070 and 2,249,071units outstanding at September 30, 2006 and December 31, 2005 respectively)	16,814,943	17,478,064
Managing owner (24,217 units outstanding at September 30, 2006 and December 31, 2005)	181,056	188,196
Total unitholders’ capital	155,199,515	216,521,509

Total liabilities and unitholders’ capital	$160,093,660	$223,616,531

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statements of Operations

UNAUDITED

	July 1, 2006	July 1, 2005	January 1, 2006	January 1, 2005
	through	through	through	through
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(7,547,202)	$17,464,417	$(19,098,988)	$1,474,599
Change in unrealized gain (loss) on open positions	9,617,817	(9,039,346)	3,312,432	(4,279,671)
Interest income	1,720,376	2,551,030	5,520,780	6,579,346
Foreign currency transaction gain (loss)	(340,815)	(35,525)	(173,420)	(579,450)
Total revenues	3,450,176	10,940,576	(10,439,196)	3,194,824

Expenses:
Commissions	2,123,724	4,818,535	7,421,387	13,794,840
Management fees	708,104	1,606,623	2,471,380	4,599,552
Incentive fees	—	—	—	—
Ongoing offering expenses	—	134,212	—	742,739
Operating expenses	180,000	103,844	733,653	297,290
Total expenses	3,011,828	6,663,214	10,626,420	19,434,421

Nontrading net loss:
Interest on nontrading reserve	4,214	—	26,151	—
Legal and administrative fees	(250,796)	—	(696,380)	—
Nontrading net loss	(246,582)	—	(670,229)	—

Net income (loss)	$191,766	$4,277,362	$(21,735,845)	$(16,239,597)

Income (loss) per unit of beneficial ownership interest *	$0.37	$1.87	$(13.23)	$(7.76)
Income (loss) per unit of managing ownership interest *	$0.37	$1.87	$(13.23)	$(7.76)

* Represents the increase (decrease) in unit value during the period.

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Statement of Changes in Unitholders’ Capital

Quarter ended September 30, 2006

UNAUDITED

	Beneficial Owner	Managing Owner	Beneficial Owner	Managing Owner
	Units	Units	Units	Units	Units
	Trading	Trading	Nontrading	Nontrading	Total
Unitholders’ capital at January 1, 2006	1,736,309	24,017	2,249,071	24,217	4,033,614
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(378,633)	—	(1)	—	(378,634)
Unitholders’ capital at September 30, 2006	1,357,676	24,017	2,249,070	24,217	3,654,980

	Beneficial Owner	Managing Owner	Beneficial Owner	Managing Owner
	Dollars	Dollars	Dollars	Dollars	Dollars
	Trading	Trading	Nontrading	Nontrading	Total
Unitholders’ capital at January 1, 2006	$196,142,238	$2,713,011	$17,478,064	$188,196	$216,521,509
Net loss	(20,754,839)	(310,777)	(663,089)	(7,140)	(21,735,845)
Unitholders’ contributions	—	—	—	—	—
Unitholders’ redemptions	(39,586,117)	—	(32)	—	(39,586,149)
Unitholders’ capital at September 30, 2006	$135,801,282	$2,402,234	$16,814,943	$181,056	$155,199,515
Net asset value per unit at January 1, 2006	$112.96	$112.96	$7.77	$7.77	$120.73
Net loss per unit	(12.94)	(12.94)	(0.29)	(0.29)	(13.23)
Net asset value per unit at September 30, 2006	$100.02	$100.02	$7.48	$7.48	$107.50

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

as of September 30, 2006

UNAUDITED

	Number of	Principal
	contracts	(notional)	Value (OTE)
Long positions (3.90%)
Futures positions (3.47%)
Agriculture	675	$21,231,219	$80,720
Interest Rates	7,671	1,403,792,000	4,075,155
Metals	21	10,703,490	(30,069)
Indices	973	32,556,580	1,259,865
		1,468,283,289	5,385,671
Forward positions (0.43%)
Currencies	58	727,429,854	669,460
		727,429,854	669,460

Total long positions		$2,195,713,143	$6,055,131

Short positions(-0.10%)
Futures positions (0.90%)
Agriculture	1,626	$35,297	$1,265,242
Interest rates	1,046	191,418,000	(390,504)
Metals	494	25,178,686	(1,178,354)
Energy	698	41,958,080	1,697,315
		258,590,063	1,393,699
Forward positions (-1.00%)
Currencies	39	492,754,557	(1,545,540)
		492,754,557	(1,545,540)

Total short positions		$751,344,620	$(151,841)

Total unrealized gain on open contracts (3.80%)			$5,903,290
Cash on deposit and open contracts with brokers (87.85%)			136,342,878
Cash on deposit with former broker and bank (11.15%)			17,308,525
Other liabilities in excess of assets (-2.80%)			(4,355,178)
Net assets (100.00%)			$155,199,515

See accompanying notes to financial statements.

JWH GLOBAL TRUST

Condensed Schedule of Investments

December 31, 2005

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (2.92%)
Futures positions (2.5%)
Agriculture	560	$7,111,666	$1,211,971
Interest Rates	1,183	53,299,584	(77,250)
Metals	1,723	92,446,095	8,283,119
Indices	326	42,909,706	1,408,234
Energy	196	26,835,120	(5,415,299)
		222,602,171	5,410,775
Forward positions (0.42%)
Currencies	28	413,711,125	910,781

Total long positions		$636,313,296	$6,321,556

Short positions (-1.72%)
Futures positions (-2.58%)
Agriculture	826	$15,796,669	$(716,296)
Interest Rates	4,475	932,659,568	(1,371,984)
Metals	584	35,966,425	(3,806,813)
Energy	768	36,784,731	315,722
		1,021,207,393	(5,579,371)
Forward positions (0.85%)
Currencies	16	177,861,577	1,848,673

Total short positions		$1,199,068,970	$(3,730,698)

Total unrealized gain on open contracts (1.20%)			$2,590,858
Cash on deposit and open contracts with brokers (93.50%)			202,443,116
Cash on deposit with former broker and BBH (8.27%)			17,907,019
Other liabilites in excess of assets (-2.96%)			(6,419,484)
Net assets (100.00%)			$216,521,509

JWH GLOBAL TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

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

Management does not believe that the bankruptcy filings of Refco, Inc. and RCM will have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption. In this regard,  the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  In particular, with respect to redemptions made as of October 31, 2005, and thereafter, the Trust has made payment in an amount that represented the proportionate share of the Trust’s net assets that are held at Lehman, while reserving payment with respect to the Trust’s assets currently held at RCM, plus a cash reserve in connection with expenses in pursuit of its rights and/or claims against RCM and other potential third parties.  As such, the Trust has reserved payment with respect to approximately 18.2%-25% of any redemption proceeds until these monies held at RCM are remitted to the Trust or the Trust’s rights and/or claims against RCM and/or such potential third parties are resolved.

Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days’ prior written notice to the Managing Owner. Effective October 31, 2005, the Net Asset Value per unit was split into a “Trading account” and a “Non-Trading” account, the latter representing the assets held at RCMI plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims. On October 31, 2005, $57,544,206  of equity and 2,273,288 in substitute units were transferred to the Non-Trading account.  All unitholders of record as of October 1, 2005 retained their pro-rata right to the assets in the Non-Trading account with the equivalent number of units held in the Trust prior to RCM bankruptcy.

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

(b)          Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through September 30, 2006 will receive the Net Asset Value per Unit represented by assets held in the trading account.

(c)          Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. There are no units currently being offered therefore no offering costs were incurred during the first nine months of 2006.

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

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of September 30, 2006 there were no such eligible investors in the Trust.

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

(g)         Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Fund at RCM are reported at fair value as determined in good faith by the Managing Owner after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by the Managing Owner from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that the Managing Owner would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Fund vis-à-vis other customers/creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by Management. Based upon this fair value methodology, the assets held by the Fund at RCM had a total value of $16,963,262 as of both December 31, 2005 and September 30, 2006.

Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not determinable.

(h)         Recent Pronouncememts

In September, 2006, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurments” which defined Fair Value Measurments. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its Financial Statements. At this time, the impact on the Trust’s Financial Statements has not been determined.

(3)                                 Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (“JWH”) utilizing four of its trading programs,  JWH GlobalAnalytics®, the Financial and Metals Portfolio, the International Foreign Exchange program and the Global Financial & Energy program.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEA”) requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the periods ended September 30, 2006 and 2005, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2006, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)           Financial Highlights

The following financial highlights show the Trust’s financial performance for the nine-month periods ended September 30, 2006 and 2005.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	2006	2005

Net Asset Value per unit, at beginning of period	$120.73	$148.54
Loss per unit	(13.23)	(7.76)
Net Asset Value per unit, at end of period	$107.50	$140.78

Total Return:
Total return before incentive fee	-10.96	-5.22%
Less incentive fee allocation	0.00%	0.00%
Total Return:	-10.96%	-5.22%

Ratios to average net assets:
Net Income (Loss):	-12.05%	-4.98%

Expenses:
Expenses less incentive fees	-6.26%	-5.96%
Incentive fees	0.00%	0.00%
Total Expenses	-6.26%	-5.96%

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the nine-month period ended September 30, 2006 and 2005. The amounts are not annualized.

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

On October 12, 2006, the Trust Agreement was amended to allow for change of Managing Owner and organization of the JWH Special Circumstance LLC.

On November 30, 2006, RJOFM became Managing Owner through acquisition of 20,217 Trading account units. The remaining 5,065 units owned by RCMI were transferred from Managing Owner units to Beneficial Owner units. RJOFM did not acquire any units in the Non-Trading account.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. Management elected to retain $983,275 of these proceeds for legal and administrative expenses and to distribute $9,336,042 as redemptions as of December 31, 2006.  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,179,705, as disclosed in Note (1). Unitholders who had not previously redeemed units of the Trading account received 55,206 additional units of the Trading account in exchange for $5,154,711, their share of the total distribution of $9,336,042 referred to above.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue the claims against RCM. The LLC was funded with cash of $1,446,763 which represents the $983,275 referred to above plus $463,488, the cash remaining of $1,000,000 set up to pay collection costs as disclosed in Note (1).  Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.

On April 20, 2007, the LLC received a second partial recovery from RCM in the amount of $2,787,629.  Management believes that, after that recovery,  the remaining value of $3,856,316 represents a fair estimate of the amount of remaining recoveries that may be received.

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

(b)          Liquidity

The Trust’s assets at September 30, 2006 are held in brokerage accounts with Lehman Brothers.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 18, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).  For the fiscal quarter ended September 30, 2006, the Trust had received or accrued to receive interest of $1,720,376.  For the fiscal quarter ended September 30, 2005, the Trust had received or accrued to receive interest of $2,551,030.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first three quarters of fiscal years 2006 and 2005.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended September 30, 2006

The Trust recorded net gain of $191,766 or $0.37 per unit in the third quarter of 2006*** (*** Please see “Notes to Financial Statements” in Part I – Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of September 30, 2006, the Trust had gained 7.50% since its inception in June 1997.

On September 30, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was negative for the month of July. Five out of six sectors traded were negative, with the currency and interest rate sectors responsible for the majority of the Trust’s losses. Geopolitical events, extreme weather conditions, and speculation over U.S. interest rate policy caused spikes in volatility within all sectors. The currency sector was the Trust’s worst performing sector as fighting between Israel and Hezbollah caused a sharp reversal in the weakening U.S. dollar trend.  The dollar rallied from July 13th to July 19th as fighting escalated, sending the currency 1.3% higher against the yen and up 0.8% versus the euro. Most of the gains disappeared after Federal Reserve Chairman Bernanke stated that “moderation” in the economy was under way.  The U.S. dollar was unable to sustain its strength as the GDP report signaled slower economic growth, reducing the chance that the Federal Reserve would raise interest rates at its August 8th meeting. The largest gain occurred in British pound/Japanese yen cross, as the British pound touched a two-month high on July 27th. The largest loss occurred in the Japanese yen. The interest rate sector was also negative for the month as speculation of a slowing U.S. economy and the crisis in the Middle East attracted investors to the perceived safety in fixed-income markets. The benchmark 10-year Japanese government bond along with the Eurodollar (three-month) futures were the worst performers in the sector as the slowing U.S. economy spurred speculation that the Federal Reserve will stop raising interest rates. The Bank of Japan (BOJ) raised the rate between lenders 25 basis points on July 14th, ending a five-year policy of keeping borrowing costs near zero percent.  The largest gain in this sector was in the Australian three-year bond. The agriculture sector was also negative for the month.  London sugar led the underperformance on speculation of slowing demand.  London sugar prices have climbed 52% over the past year partly on the theory that Brazil, the world’s biggest sugar producer, would divert more of its harvest to making ethanol.  However, London sugar fell 6% during the month, due to slowing demand in Russia and increased output from India. Corn and soybeans also hurt performance as price volatility caused by fluctuating weather conditions in the U.S. Midwest threatened crop yields.  Also contributing to corn price volatility was a U.S. Department of Agriculture report that indicated that about 59% of the corn crop was in good or excellent condition, which was the lowest percentage of the year.  The largest gain in this sector occurred in soy meal. Performance in the energy sector was negative for the month as geopolitical events and record-breaking heat waves in the U.S. caused volatility throughout the entire sector.  Natural gas was the sectors worst performer as it rallied to its biggest gain this year. Natural gas for September delivery rose $1.001, or up 14%, to $8.185 per million British thermal units on July 31st.  Natural gas hadn’t surpassed $8 since April 24th and it then surged over 44% between July 18th and July 31st.  London gas oil also hurt performance as prices rose on the back of the rally in natural gas. The metals sector was negative for the month as increased volatility in gold hurt performance. Gold jumped to a two-month high of $676.53 on July 17th and has since fallen 6%.  Gold’s volatility, or the rate at which a price moves up and down, was 27% in the past 30 days, compared with 10% a year earlier. Gold was up 5% in July after dropping 5.1% in June.  The largest gain in this sector was in LME aluminum as prices have declined 24% from its May peak. The indices sector was slightly positive for the month as the Nasdaq fell about 3.7%.  The majority of world equity markets were trendless for the month as speculation continued over the Federal Reserve’s next move.  The S&P 500 and the Dow Jones Industrial Average were up slightly for the month, while the Nikkei lost 0.3% in July. The largest gain in the sector was the Nasdaq E-Mini, while the largest loss occurred in All Ordinaries index. The Trust recorded a trading loss of 8.12% for the month. The July month-end trading NAV was $91.47.

The Trust’s performance was positive in August as four out of six sectors traded were profitable for the month.  The fixed-income sector led the gains followed by the currency sector. U.S., Japanese, and European bond markets trended higher on signs that inflationary pressures are receding. The Japanese yen weakened against the U.S. dollar and euro on speculation that Japan’s central bank wouldn’t raise interest rates again this year.  The Trust’s performance was further enhanced by more modest gains in the metals and agriculture sectors, while the Trust suffered small loses in the indices and energy sectors. The fixed-income sector was the Trust’s strongest performer as Japanese government bonds (JGBs), German Bunds, and the U.S. benchmark 10-year bond all rallied for the month.  JGB yields fell to their lowest level since March on speculation that the Bank of Japan (BOJ) would keep interest rates at their current level for the remainder of the year.  Bunds yields also hit their lowest levels since March. The rally was due to European Central Bank (ECB) signaling that it may be ready to raise interest rates again at its meeting on October 5th. Investors were optimistic that the ECB’s policy on interest rates will successfully restrain inflation.  U.S. Treasuries extended their second straight monthly advance.  Bonds were supported by the Federal Reserve’s decision to keep the benchmark U.S. interest rate at 5.25 percent. The sector’s worst performer was the Australian three-year bond. The currency sector was a solid performer for the month, as the Japanese yen fell against the U.S. dollar and euro on speculation that the BOJ would keep interest rates at their current level. The yen has been the worst performer among major currencies since June, while the Australian dollar, euro, and U.S. dollar have gained 5.7%, 2.7% and 2.3%, respectively, against the yen.  On August 11th, BOJ further weakened the yen by indicating borrowing costs would stay at very low levels for some time, while ECB president Trichet signaled another rate hike at its next meeting in October.  Also helping performance was the British pound/Japanese yen cross. The largest loss occurred in the South African rand.  The metals sector was also profitable for the month led by December silver futures reaching their highest price since May 30th.  The precious metal has gained 90% in the past year.  Silver’s rally is due to increased demand throughout the world, and expectations of continued economic expansion in developing nations. The only loss occurred in gold as geopolitical tension in the Middle East kept the metal vulnerable to price fluctuations. The agriculture sector was also positive for the Trust for the month led by gains made in London and New York sugar.  Sugar prices in London have dropped almost 25% in the past three months after rising to a record $497 a metric ton on May 12th.  The sector was hindered by losses in CBOT wheat. The indices sector was slightly negative for the month as global equity markets reversed the recent losing trend and rallied on decreased fears of inflation.  For the month, the S&P 500 rose 2.4%, the biggest gain since January, the Dow advanced 1.8% and the Nasdaq jumped 4.4%, the first increase since March.  The largest gain in this sector was in the Eurostoxx 50 as the ECB signaled it may increase borrowing costs, curbing inflation expectations. The largest loss occurred in the Nasdaq E-Mini. The energy sector was the Trust’s worst performing sector. Natural gas soared on August 2nd on concerns that Tropical Storm Chris could strengthen and track towards the Gulf of Mexico. However by August 31st, natural gas closed at a six-week low as the storm became a non-event. Further hindering the sector’s profitability was crude oil, which traded near a three-week high in early August and then reversed. The Trust recorded a trading gain of 8.81% for the month. The August month-end trading NAV was $99.53.

The Trust’s performance was positive for the month of September. Although four out of the six sectors traded by the Fund were negative, the gains made in the energy and fixed-income sectors offset the other sector losses. The energy sector was the Trust’s strongest performer. Natural gas and crude oil prices tumbled as mild weather cut demand and inventories climbed toward an all-time high. Natural gas futures for October delivery saw a four-year low of $4.05 amid concerns that storage capacity will reach its limit. The Energy Department’s gas-storage report of September 23rd showed U.S. natural gas inventories rose 77 billion cubic feet for the week with winter reserves reported to be 354 billion cubic feet above the five-year average.  Crude oil prices have fallen over 20% since touching a record high $78.40 a barrel on July 14th as fuel stockpiles increased and tensions in the Middle East eased. The largest gain was in natural gas. Performance in the interest rate sector was also positive for the month as U.S. Treasuries had their biggest quarterly gain in 4 years and European 10-year bonds posted their first quarterly gain since June 2005.  The U.S. 10-year yield touched a seven-month low of 4.53% on September 25th.  Speculation increased that the cumulative effects of 17 rate increases since June 2004 would likely slow the economy and curb inflation.  European 10-year government bonds (Bunds) was the sector’s best performer. The underperforming U.K. 10-year benchmark note (Long gilt) was caused by uncertainty as to whether the Bank of England would raise interest rates again this year. The currency sector was the worst performing sector for the month for the Trust with speculation regarding the health of the U.S. economy global inflation.  The dollar fluctuated as economic data kept the market guessing on the Federal Reserve’s next move.  The Philadelphia Federal Reserve surprised investors by announcing that its broadest measure of manufacturing activity fell to its first negative reading since April 2003, triggering fears that the economy could be cooling too quickly. The sector’s worst performing components were the British pound and Swiss Franc. The sector’s best performer was the Norwegian krone. Performance in the metals sector was negative for the month. Base and precious metals suffered with commodities’ biggest quarterly decline in more than 50 years.  The Commodity Research Bureau index ended the third quarter down 12%. Gold and silver prices fell as lower energy prices and a stronger dollar eroded the appeal of the precious metals. The largest loss occurred in silver. The stock indices sector was also negative for the month. European stocks rallied, ending the quarter close to a five-year high in a record year of mergers and acquisitions.  Fears of slower U.S. and Japanese economic growth kept the Nikkei (Osaka) lower for most of the month. Fears subsided and the Nikkei rallied on signs of economic growth in Japan. Japan’s index of production rose 1.9% to a record 106.9. The EuroStoxx 50 was the sector’s best performer. The agriculture sector was negative for the month as losses in CBOT wheat offset gains in cotton and N.Y. sugar.  Sugar prices plunged on speculation that demand would fall as lower energy costs would erode the value of ethanol.  Also contributing to the decline in sugar was a mild hurricane season which helped crops in the largest U.S. sugar-growing states. Cotton prices also fell on speculation that an attempted coup in Thailand would reduce imports from the United States. The Trust recorded a trading loss of 0.49% for the month. The September month-end trading NAV was $100.02.

During the quarter no units were sold. Beneficial owners redeemed a total of 103,400 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,357,676 units outstanding owned by the Beneficial Owners and 24,017 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2006, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over-the-counter contracts.

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

Performance was negative for the month of July. The Trust’s systematic trading approach enabled it to limit losses caused by volatile market conditions that resulted from terror attacks in London and a surprise devaluation of the Chinese yuan.  Losses in the interest rate, metals, and agricultural sectors limited the Fund’s overall returns. The currency, energy and indices sectors were positive for the month. The fixed income sector was unprofitable for the month, as stronger-than-expected economic growth in the U.S., Europe and Japan caused a sell off in global bond markets.  As a result, yields on the U.S. 10 year note and the Japanese government bond rose for the month.  German 10-year Bunds, Europe’s benchmark, fell as various European economic government reports beat expectations. The only gain in this sector was the eurodollar (three-month), while the largest loss occurred in the Japanese government bond. Currencies were the Trust’s strongest performers for the month in the face of extremely volatile markets.  The violent price moves were a reaction to China ending its long-standing policy of pegging its currency to the U.S. dollar.  The Trust profited in this sector as the dollar continued to benefit from the growing yield advantage against the Japanese yen and Swiss franc. Weakness in the British pound also contributed to performance.  The pound’s weakness against the dollar helped performance and its decline against the euro was the sector’s worst-performing position. The largest gain in this sector was achieved in the Japanese yen. Performance in indices was positive during the month. The rally in the global equity markets contributed profits to the Trust’s performance. Stocks rose as companies posted better-than-expected earnings while economic reports showed tame inflation and growth in retail sales.  The Nikkei (Osaka) was the sector’s top performer, as the index rose 2.7 percent for the month. The energy sector was profitable during the month, with positive returns in almost every market traded within the sector.  Natural gas and crude oil had the most significant impact, as crude oil futures surpassed $62/barrel. The Trust’s performance in the agriculture sector was slightly negative during the month. The sector’s best performer was NY coffee and the largest loss occurred in cotton. The metals sector was unprofitable for the month. Gold prices fell from recent highs as the U.S. dollar strengthened.  The largest gain in this sector was achieved in LME copper, while the largest loss occurred in gold. The Trust recorded a loss of -1.58% for the month.  The July month-end NAV was $136.71.

The Trust’s performance was positive for the month of August. The energy sector was the Trust’s best performer, along with smaller gains achieved in both the indices and agricultural sectors. The impact of Hurricane Katrina resulted in losses in the fixed income, currency and metals sectors. The energy sector was the Trust’s strongest performer for the month, with positive returns in every market traded within the sector. Natural gas, London gas oil and crude oil made the greatest contribution to overall performance. Energies rose as fears mounted and were then confirmed about the possibility of Hurricane Katrina paralyzing U.S. oil output, refining and imports along the coast of the Gulf of Mexico. Performance in the agriculture sector was positive on the month as trading in N.Y coffee, London sugar and CBOT wheat helped bolster returns within the sector.  Gains were limited however as N.Y. coffee futures rose after flooding caused by Hurricane Katrina put bean inventories at risk in New Orleans. Performance in the indices sector was positive during the month as the Nikkei (Osaka) rose to a four-year high on signs that the world’s second largest economy grew for the third straight quarter. The Nikkei gained 4.3% for the month. On the fear the Hurricane Katrina may slow global economic growth, the Nasdaq E-mini and the Eurostoxx 50 fell almost 2% and 1.7% respectively during the month. The currency sector was the Trust’s most unprofitable sector for the month as the U.S. dollar fell 1.8% against the euro and 1.7% against the yen. The dollar’s weakness was a result of speculation that the record high oil prices would slow U.S. economic growth. The Japanese yen was the sectors worst performer as weakness in the dollar was further compounded by strength in the yen. The largest gains in this sector were in the South African rand and the euro dollar/South African rand cross. The fixed income sector was unprofitable for the month, as Hurricane Katrina sparked an unexpected rally in global bond markets. Global bond markets rallied as it became apparent that Hurricane Katrina would cause widespread damage to the U.S. gulf coast region and its industries. High energy prices caused the German 10-year Bund yield, the Japanese 10-year bond yield, and the U.S. 10-year note yield to fall to their lowest levels in months. All components in this sector were either flat or negative for the month. The metals sector was unprofitable for the month. The cumulative effects of violent price action in the currencies and fixed income markets, along with the market impact of Hurricane Katrina, led gold to be the worst performer in the sector.  Positive performance in silver and LME copper helped to limit the losses within the sector. The Trust recorded a gain of 2.36% for the month.  The August month-end NAV was $139.94.

The Trust’s performance was slightly positive for the month of September. The indices, energy and metal sectors led performance along with more moderate gains in agriculture. Energies benefited from record high natural gas prices that occurred as a result of Hurricane Katrina and the threat of Hurricane Rita, while metals profited from higher trending prices in gold. The storms induced volatility and triggered fears over increasing global inflation, which resulted in losses for both the interest rate and currency sectors. The indices sector was the Trust’s strongest performer for the month. The Nikkei 225 (Osaka) once again rose (9.35%), a new four-year high, on signs that the world’s second largest economy continued to grow. The sector’s gains were limited as the majority of global equity markets were subjugated by extreme volatility in the wake of the two U.S. hurricanes. The only loss occurred in the Nasdaq E-Mini. The energy sector was the Trust’s other solid performer as natural gas prices soared to record highs as a result of Hurricanes Katrina and Rita striking the gulf coast this month and last. Crude oil limited the sector’s profitability as prices fell after the International Energy Agency said it expected to deliver at least 35 million barrels of oil and refined products to the U.S. by the end of October to help offset the lost production from rigs and refineries effected by the two recent hurricanes. The metals sector was profitable for the month as gold reached a 17-year high amid concerns about rising consumer prices and energy costs. Gold gained 7.8% for the month and prices climbed 8.1% for the quarter, the most in two years. However, the combined negative performance of silver and LME aluminum limited the gains within the sector. Performance in the agriculture sector was slightly positive for the month as trading in N.Y coffee and sugar, along with CBOT corn and soybeans helped bolster returns. The sector’s gains were limited however by losses in CBOT cotton and wheat. The largest gain in this sector was achieved in N.Y. coffee, while the largest loss occurred in CBOT wheat. The fixed income sector was the Trust’s most unprofitable sector for the month as volatility caused by the hurricanes took its toll. Global fixed income markets all suffered losses after having rallied in the wake of Hurricane Katrina. The largest gain in this sector was achieved in the Japanese government bond, while the largest loss occurred in the U.S. 30-year bond. The currency sector was also unprofitable for the month as the U.S. dollar rallied on the renewed speculation of rising U.S. interest rates. While the Trust’s performance suffered as the dollar rallied against the euro, Swiss franc and British pound, it was able to limit the losses with the dollar’s performance against the Japanese yen. The Trust recorded a gain of 0.60% for the month.  The September month-end NAV was $140.78.

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

Fiscal Quarter ended June 30, 2006

The Trust recorded net loss of $3,022,805 or $2.78 per unit in the second quarter of 2006*** (*** Please see “Notes to Financial Statements” in Part I – Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of June 30, 2006, the Trust had gained 7.13% since its inception in June 1997.

On June 30, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%). However, John W. Henry & Company, Inc., the advisor to the Trust, has decided to stop offering its two-phase systems to clients in their present forms. Therefore, after consultation with the Managing Owner, effective July 1, the program allocations within the Trust changed. The Trust’s previous 20% allocation to Global Financial and Energy program will be replaced with the Global Diversified program. All other program allocations remain the same: 30% GlobalAnalytics, 30% Financial and Metals, 20% International Foreign Exchange.

The Trust’s performance was positive for the month of April. The metals sector had strong gains in both precious and base metals. The interest rate and currency sectors also added to performance with higher global interest rates and a weakening U.S. dollar. The energy sector had modest gains while volatility hampered performance in the agriculture and indices. The metals sector was positive with all components being profitable for the month.  Gold climbed above $650 per ounce for the first time in 25years.  The escalating dispute with Iran, combined with a falling U.S. dollar, helped to push the precious metal higher during the month. Silver added to performance, rallying on speculation that investor demand will grow with a new offering of an exchange-traded silver-backed fund.  Gains were achieved in LME copper rally fed by speculation that disruptions at mines would curb supplies.  Further gains were achieved as LME aluminum reached a 17-year high in London as growing demand in the U.S. and China drove prices higher. The fixed-income sector was the Trust’s strongest performing sector as European, Japanese and U.S. fixed income markets sold off.  The largest gain in the sector was in the German benchmark 10-year Bund, touching a 4% yield for the first time since October ‘04 on speculation that the European Central Bank will raise its key rates this year. The Japanese 10-year bond (JGB) also added to the sector’s performance as it fell for a fifth month on concerns that the Bank of Japan will also raise interest rates this year. The 10-year gilt (UK) fell for the fourth consecutive month pushing yields to a one-year high of 4.71%.  The only loss in this sector came from the euro-yen. The currency sector was positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. Federal Reserve Chairman Ben Bernanke said in testimony to Congress that the central bank may stop raising rates “at some point,”

ending an almost a two-year cycle of rate increases.  Meanwhile, speculation was increasing that the Bank of Japan, the Swiss National Bank and the European Central Bank would all raise rates.  The dollar extended its losses even further after the University of Michigan said its index of consumer sentiment decreased from 88.9 to 87.4.  The dollar fell 4.1 percent against the euro (largest gain in this sector), the biggest monthly decline since December 2003, and the British pound gained against the dollar for a fourth week, its longest winning streak in a year.  Hindering performance was the strength of the yen which rallied after the G-7 called for faster currency appreciation in Asia and after China unexpectedly lifted its key interest rate for the first time since October 2004.  The largest loss was in the Australian dollar. Performance in the energy sector was also positive during the month. Concerns that UN-imposed sanctions could lead Iran to cut shipments, drove the June crude oil contract to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement reached a new high of $74.79 a barrel.  Mild weather in the U.S., however, hindered performance as natural gas fell 20% and approached a nine-month low as demand slowed. The indices sector was slightly negative for the month as increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment hindered performance. Asian stocks dropped from a 16-year high during the month after China unexpectedly raised its key lending rate. The rate rise sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing economy. The largest gain in this sector was the All Ordinaries index while the largest loss occurred in Eurostoxx 50. The agriculture sector was the Trust’s worst performing sector, but was only slightly negative for the month. Cotton fell to its lowest close since December 2. The gains in cotton however were not enough to offset the losses in the rest of the sector dominated by choppy price action. The largest loss occurred in N.Y. coffee.  The Trust recorded a trading gain of 10.68% for the month. The April month-end trading NAV was $113.17.

The Trust’s performance was negative in May as the interest rate, metals, agriculture and stock indices sectors saw broad market corrections in the second half of the month. Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.  A major catalyst for the reversal was the news that the Federal Reserve on May 10th signaled that “further policy firming may yet be needed” instead of signaling a possible “pause.” This unexpected announcement caused the equity markets to fall in response. The currency sector was positive for the month despite extreme volatility. The U.S. dollar lost 1.4 % against the euro and 1.1 % against the Japanese yen as investors expected central banks in Europe and Japan to raise interest rates at a quicker pace than the Federal Reserve.  For the year, the U.S. dollar has fallen 7.5 % against the euro and 4.4 % against the yen.  The largest gain in the sector was the British pound, which posted its first back-to-back monthly gain against the U.S. dollar since the end of 2004. The euro/Japanese yen cross has the largest loss. The fixed income sector was the Trust’s worst performing sector as uncertain inflationary prospects and global growth led to increased volatility.  The worst performer in the sector was the 10-year Japanese government bonds (JGBs), which ended its longest losing streak since 1990 with flight-to-quality moves from the Japanese stock and commodity markets.  JGBs had risen to 2.005% on May 10th, the highest rate since August 1999. The largest gains in this sector were in the U.S. 10-year note and the 3-month eurodollar. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month.  Brent crude oil for July settlement touched a contract high of $74.97 a barrel on May 2nd and May 3rd as attacks in Nigeria and tensions with Iran kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. The largest gain in the sector was natural gas which closed the month at its highest price in almost three weeks in New York. The largest loss was crude oil. The metal sector was also negative for the Trust for the month as precious and base metals fell from record highs set earlier in the month.  With Investor profit taking, a strengthening of the U.S. Dollar, lower energy prices and the U.S. joining nuclear talks with Iran and the EU, gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th.  Aluminum rose on the London Metal Exchange (LME), due to speculation that a fifth of the Alcoa Inc.’s U.S. workers may go on strike. LME copper was the best performer in this sector as its futures reached a record high on May 12th of $8600. The largest loss in this sector occurred in silver as concerns that rising global interest rates may curb demand in India and China. Indices also underperformed for the month driven by the Federal Reserve’s uncertainty about inflation, and the lackluster U.S. consumer confidence report.  The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high.  However, global equity markets began to fall after the Federal Reserve meeting on May 10th, when it became apparent an additional rate hike was still a possibility in June.  As a result, U.S. stocks ended May with their worst monthly decline in almost two years.  The Dow Jones Industrial Average lost 1.7 percent during the month, while the Nasdaq fell 6.2 percent. The only gain in this sector was in the Nasdaq E-Mini. The largest loss occurred in the Nikkei (Osaka). The agriculture sector was also slightly negative for the Trust for the month as London and New York sugar hindered performance.  Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.  Contributing to sugar’s fall in London was speculation that the European Union will increase exports, and that Brazilian sugar exporters will accelerate shipments as the nation’s currency weakens.  The largest gain in this sector was in New York coffee. The Trust recorded a trading loss of 1.15% for the month. The May month-end trading NAV was $111.87.

The Trust’s performance was negative for the month of June. All six sectors were negative with the currency and interest rate sectors being responsible for the majority of the Trust’s losses. These sectors saw trend-reversing markets caused by anticipated, but unrealized, fears that the Federal Reserve would raise rates at its June 29th meeting and reinforce expectations for further rate increases. Currencies were the Trust’s worst performing sector as the U.S. dollar strengthened against most major currencies.  Stronger than expected June core Consumer Price Index (CPI) coupled with statements from Federal Reserve Chairman Bernanke, led to speculation that the Federal Reserve might raise rates 50 basis points.  The Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its two-year cycle of rate increases.  As a result, the dollar reversed and weakened during the last two days of the month: 5.3 % lower vs. the euro and 2.8% vs. the yen - the greatest percentage decrease since the last quarter of 2004.  The largest loss occurred in the Japanese yen, while the largest gain was achieved in the South African rand. The interest rate sector was unprofitable for the month led by declines in the U.S. 10-year and 30-year Treasury Bonds and German 10-year government bonds (Bunds).  Treasuries began the month strengthening only to sell-off after the core CPI came in higher than expected. This data, along with Federal Reserve Chairman Bernanke’s comments, put pressure on the entire U.S. fixed income market. Bonds rebounded the last two days of the month after the Federal Reserve raised rates only 25 basis points.  The gains marked the Treasuries’ second straight quarterly loss and worst yearly start since 1999.  On June 8th, the European Central Bank (ECB) raised its benchmark interest rate to 2.75 percent for its third hike in six months, and other ECB council members signaled that the ECB was ready to increase rates further. The largest gain occurred in eurodollar (three-month), while the largest loss occurred in the U.S. 30-year bond. The metals sector was also negative for the month as both base and precious metals continued to retreat from May highs.  With a stronger dollar, gold fell to a three month low of $542.45/ounce, only to surge again the last 2 days of the month. Gold is still up 18% for the year. All components of this sector were negative with the largest loss coming from gold. The agriculture sector also underperformed during the month as weather conditions had severe affects on various crops worldwide. Wheat, which was the sector’s worst performer, fell to a five-week low in the middle of June. Corn and soybeans also hindered performance as prices fell due to Midwest rains. The only gain in this sector was N.Y. coffee. Indices were slightly negative for the month again as speculation over the Federal Reserve meeting caused severe market fluctuations.  Most of the world’s equity markets suffered losses during the first three weeks of the month. Speculation that the actions of the Federal Reserve would hurt economic growth and 16 central banks raising interest rates during the month fueled the losses.  As it became evident that the Federal Reserve was actually closer to ending its rate-hiking cycle, world equity markets rallied. The largest gain was in the Nasdaq E-Mini, while the largest loss occurred in Eurostoxx 50. The energy sector was also slightly negative for the month due to choppy market conditions. Weakness in the markets at the beginning of the month was replaced by strength due to renewed tensions in the Middle East and speculation that gasoline consumption will jump during the 4th of July holiday weekend.  Crude oil futures for August delivery touched $74.10 on the NYMEX, after falling to a low of $68.75 during the month. The largest gain in this sector was in natural gas. The largest loss was in crude oil. The Trust recorded a trading loss of 11.01% for the month. The June month-end trading NAV was $99.55.

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

The Trust's overall performance was negative for the month of April. The Trust's underperformance was driven by the Federal Reserve changing its view on inflationary pressures. After higher energy prices showed a pickup in the U.S. inflation rate in March, new economic data released in April showing that inflationary pressures may not be as strong as previously thought forced the Federal Reserve to change its view. The fixed income sector posted positive returns during the month. The majority of the sector's gains came from the strength in Germany's and Japan's fixed-income markets. The yield on the German benchmark 10-year bond held near a record low after an industry survey showed manufacturing in Europe contracted. Japanese government bond yields held near 14-month lows on expectations that slowing economic growth in the U.S. will spread to Asia because of waning demand for the region's exports. The largest gain in this sector was achieved in the Japanese government bond, while the largest loss occurred in the eurodollar. The stock indices sector was slightly positive for the month as the world's equity markets traded lower. The Trust was able to profit from the decline in the Nasdaq E-Mini, but the profits were held back by the combined losses suffered in the Eurostoxx and Nikkei. The currency sector was the most unprofitable sector during April for the Trust due to the strength of both the Japanese yen and the Canadian dollar / Japanese yen cross. Adding to the underperformance was the fact that the Swiss franc rallied as the Swiss government left its growth forecast for 2005 unchanged. The largest gain in this sector was achieved in the euro/British pound cross, while the largest loss occurred in the Japanese yen. The energy sector also contributed to the Trust's underperformance during the month. Energies, which had been trending higher, experienced a sudden turnaround as supplies increased and OPEC boosted output. The sector came under additional pressure amid speculation over slowing economic growth in the U.S., Europe and Japan due to high energy prices. All components of this sector were negative with the largest loss coming from London gas oil. The metals sector was unprofitable for the month. LME aluminum and LME copper had the largest losses within the sector, while gold and silver also added to the sector's losses as currency-related volatility plagued the precious metal markets. All components of this sector were negative. The Trust was unprofitable in the agriculture sector for the month as a result of the instability of the NY coffee market. The largest gain in this sector was achieved in cotton, while the largest loss occurred in NY coffee. Overall, the Trust recorded a loss of (6.40)% for the month.

The Trust's performance was positive for the month of May. The currency and fixed-income sectors led profitability with robust gains that were more than enough to offset lackluster returns in the other sectors. The currency sector was the Trust's strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. France's rejection of the European Union constitution was the catalyst for the euro's dramatic move lower. The largest gain in this sector was achieved in the euro, while the largest loss occurred in the euro/British pound cross. The fixed-income sector was the Trust's other solid performer, as both European and American bonds rose during the month. The benchmark German 10-year Bund rose to a record high, as market conjecture grew that the European Central Bank (ECB) would have to cut interest rates as the European economy slowed. U.S. Treasuries also rallied on diminished inflation fears and the 10-year note broke 4% for the first time since February. The largest gain in this sector was achieved in the Bund, while the only loss occurred in the Eurodollar. The energy sector underperformed for the month as a result of volatility, which dominated trading throughout the sector. Natural gas was the lone profitable market within the sector. Energy markets weakened for most of the month and reversed itself towards the end of the month when crude oil stockpiles fell for the first time in five weeks.. The largest loss occurred in London gas oil. The Trust's performance in the metals sector was slightly positive during the month as volatility in various markets limited the Trust's ability to achieve returns. The Trust was able to benefit as gold traded near a three-month closing low as the U.S. dollar strengthened. The largest gain in this sector was achieved in gold, while the largest loss occurred in LME copper. Performance in the agriculture sector was negative for the month as trading in cotton, New York coffee and CBOT wheat affected returns. Cotton fell almost 13 percent from April's highs as supply outpaced demand and wheat strengthened on concerns that hot weather would hurt U.S. crops. The largest gain in this sector was achieved in London coffee, while the largest loss occurred in cotton. Indices were negative for the month. Most of the world indices were higher on the month, which was the cause of the sector's underperformance. All components of this sector were negative with the largest loss coming from the Nasdaq E-Mini. Overall, the Trust recorded a gain of 7.95% for the month.

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

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.82 per unit in the first quarter of 2006*** (*** Please see “Notes to Financial Statements” in Part I – Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

On March 31, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%).

The Trust’s overall return was negative for the month of January as losses in the interest rates, currencies and energy sectors outweighed the gains achieved in the other sectors. The fixed income sector was the Trust’s worst performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of the respective central banks raising interest rates.  Japanese government bonds (largest loss) traded at their lowest level in almost two months with Japanese unemployment falling amid growing confidence that economic growth is sustainable and that the Bank of Japan (BOJ) may increase interest rates.  Meanwhile, the German Bund reached 2.97%, the highest rate since December 2002, on speculation that a strengthening European economy will encourage the European Central Bank (ECB) to raise rates in March.  Further hindering performance were the U.S. 10-year and 30-year bonds as U.S. Treasuries had their first monthly decline since October 2005 as a result of the Federal Reserve raising interest rates for the 14th straight time.  The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004.  The euro also benefited as the market waited to see if the ECB would signal, at their meeting on February 2nd, that they would raise borrowing costs as Europe’s economy strengthened.  The dollar also suffered losses against the Swiss franc, and the Japanese yen as the spread narrowed between the U.S. and both European and Japanese interest rates, no longer benefiting the dollar. The Trust was able to limit losses as the British pound strengthened against the dollar on speculation that the Bank of England would keep interest rates on hold this year. The largest gains in this sector were the British pound and the Singapore dollar The largest loss occurred in the Japanese yen.  Performance in the energy sector was also negative for the month. The Trust underperformed as volatility within the energy sector increased as oil and natural gas are now being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia.  Crude oil (largest gain), which is up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility.  The largest loss occurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York.  Natural gas fell 17 percent for the month as mild weather decreased demand in the largest U.S. consuming regions.  The metals sector was the best performing sector for the month. Gold (largest Gain) extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold’s increase occurred on concerns that the dollar may weaken because of higher oil prices. LME copper prices rose to a near record as production from the world’s mines are failing to keep pace with increased demand from countries like China.  Adding to the production shortfall is the threat of a strike from workers of Chile’s Codelco, the world’s largest copper producer.  Indices were positive for the month as European stock indices had their best January rally in eight years led by energy, mining and steel stocks. Leading the sectors performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high and managed to gain 3.3% during the month. The Nasdaq E-Mini also helped performance as it rose 3.7% for the month.  The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York (largest gains).  The record highs were a result of increased demand for ethanol, a sugar cane by-product. Limiting profitability in the sector was N.Y. coffee as it rose to seven-month highs as worldwide demand outpaced supply. The largest loss occurred in soybean oil.  The Trust recorded a trading loss of 1.76% for the month. The January month-end trading NAV was $110.87.

The Trust’s performance was negative for the month of February as listless markets continued to hamper the Trust’s long-term trend following approach.  The majority of the losses were realized in the currency and energy sectors, along with more modest losses in the other sectors.  Currencies were the Trust’s worst performing sector for the month as markets gyrated over speculation about potential global interest rate moves.  The dollar rose 1.3% against the euro as new Federal Reserve Chairman Ben Bernanke comments suggested further tightening by the Fed.  Thee British pound declined versus the dollar on signs of slowing home price growth and sluggish retail sales. The largest loss in the sector was in the yen as the currency strengthened after Bank of Japan Governor Toshihiko Fukui said the central bank would “immediately” reduce the amount of cash pumped into the financial system, a precursor to raising rates. Limiting losses in this sector was the Brazilian real (largest gain) as it gained 3.4% against the dollar. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be sensitive to the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market’s trepidation.  In Saudi Arabia, there was an assault on a processing center which handles two-thirds of Saudi oil. Limiting losses in this sector was falling natural gas prices with U.S. stockpiles for the week ended February 17, 2006 were almost 700 billion cubic feet above the five-year average. The metals sector was also negative for the month as volatility hurt performance.  Gold once again hit a 25-year high of $579.50 per ounce. Meanwhile, after reaching a record high of $5,100 per metric ton on, LME copper dropped to $4,665, the lowest since January 2005. The largest gain in this sector was in silver on speculation that demand for the metal will accelerate, extending its year-long rally. Indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1%.  Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest lost in five weeks on the last day of trading in February.. The largest gain was in the Eurostoxx 50, while the largest loss occurred in the Nikkei (Osaka).  The interest rate sector was slightly negative for the month as performance in various markets counterbalanced each other. The sector benefited from Japanese government bonds, which saw a price decline for the month. Offsetting the sector gains however were losses in U.S. 30-year bonds, German Bunds and the Long gilt.  Both European and U.S. fixed income markets gyrated. The largest gain in this sector was in the Eurodollar. The largest loss occurred in the U.S. 30-year bond. Performance in the agriculture sector was also slightly negative for the month.. N.Y. coffee (largest loss) contributed to the sector’s underperformance as coffee production threatens to exceed demand. N.Y. sugar also hurt performance as prices fell to a 20-month low. CBOT wheat (largest gain) rose to a 20-month high on speculation that unusually hot, dry weather from

Texas to Nebraska reduced U.S. production. The Trust recorded a trading loss of 9.61% for the month.  The February month-end trading NAV was $100.21.

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The Bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its five-year policy of flooding the Japanese economy with cash.  U.S. Treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 basis points, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the Bund and the JGB’s, while the largest loss occurred in the Australian three-year bond.  The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8 percent this quarter, while the Nasdaq Composite Index rose to a five-year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March 30th, the highest intra-day price since September 1983.  Silver gained 21 percent this month alone in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25 percent for the quarter.  This metal, used in wiring and plumbing, continued to set new all time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.  Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005 the U.S. dollar has dropped 2.3 percent and 1.25 percent against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading gain of 2.04% for the month.  The March month-end trading NAV was $102.25.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this quarterly report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 10, 2005, Refco Inc., the parent company of RCMI announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, Refco Inc. believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to Refco, Inc., which may have been uncollectible. Independent counsel and forensic auditors have been retained to assist Refco, Inc., Informal Committee in the investigation of these matters.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See “Note 7 – Subsequent Events” in Part I – Item 1 for more information.  Such information is incorporated herein by reference.

Since the announcement of these matters at Refco, Inc., the Informal Committee of RCMI (Mr. Richard C. Butt and Ms. Annette A. Cazenave) has undertaken its own review into RCM and the Trust to ensure none of these matters had any material impact on the results of operations of either RCMI as Managing Owner or the Trust.  Based upon the results of that review, the Informal Committee has no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Trust.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None

b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2006:

Month	Units Redeemed	Redemption Date NAV per Unit
July	27,891.05	91.47
August	43,298.16	99.53
September	32,153.35	100.02
Total	103,342.56

Units sold 7/1/06 through 9/30/06: 0

Units unsold 7/1/06 through 9/30/06:  5,101,081.73  ($510,210,194.63)

Aggregate price paid for units sold 7/1/06 through 9/30/06: $0

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

JWH Global Trust

Date:	June 12, 2007

By:	R.J.O’Brien Fund Management, Inc.
Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Chief Financial Officer
(Duly authorized officer of the Managing Owner and the principal financial officer of the Managing Owner)