Form 10-K
period 2006-12-31
JWH GLOBAL TRUST
filed 2007-07-05
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large-accelerated filer in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer  ☐  Accelerated filer   ☐   Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

State the aggregate market value of the units of the Trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 162,515,577 as of June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s prospectus dated on August 1, 2005 is hereby incorporated by reference into Item 1A of this annual report on Form 10-K.

Explanatory Note

This annual report on Form 10-K for the year ended December 31, 2006, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

JWH Global Trust (the “Trust”) is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of an independent trading advisor.  R. J. O’Brien Fund Management, Inc (“RJOFM” or the “Managing Owner”)  acquired the Managing Owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  The managing owner of the Trust is RJOFM, an Illinois corporation organized in November 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R. J. O’Brien & Associates Inc., the clearing broker for the Trust (“RJO” or the “Clearing Broker”). Trading decisions for the Trust have been delegated to an independent commodity trading advisor, John W. Henry & Company, Inc. (“JWH” or the “Advisor”).

RJO is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the trading advisor to the Trust is a “Commodity Trading Advisor”, as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  Refco Securities, Inc., an affiliate of the RCMI and the lead selling agent for the Trust until November 30, 2006, is registered as a broker-dealer with the National Association of Securities Dealers, Inc. (“NASD”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997 and concluded on September 23, 1997.  The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month.  The total amount of the initial offering was $50,000,000.  On September 24, 1997, a registration statement was declared effective with the SEC to register $155,000,000 of additional units.  A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units. On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units. Due to the bankruptcy of Refco, Inc., the ultimate parent of RCMI (the former managing owner of the Trust), the offering of the units was suspended on October 17, 2005 and has not been reinstated.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the Beneficial Owners; filing reports required by the CFTC, the NFA, the Securities and Exchange Commission (the “SEC”) and any other federal or state agencies having jurisdiction over the Trust’s operations; calculation of the NAV (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisor under the Advisory Agreement.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement, subject to a ceiling of 0.5% of the Trust’s average month-end net assets during any fiscal year. The Trust has paid no ongoing offering expenses from October 2005 through December 2006. On December 31, 2006, $35,000 of offering costs were accrued in anticipation of renewing the offering of units in the near term.

The Advisory Agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of

December 31, 2006, JWH was managing 100% of the Trust’s assets. The Advisory Agreement with JWH commenced on April 3, 1997.  The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through June 2005, unless earlier terminated in accordance with the termination provisions contained therein. On June 27, 2005 the term of the Advisory Agreement was further extended to June 30, 2007, with automatic renewal for additional 12 month periods.

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

The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies.  From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio.  For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio.  On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program and reallocated trust assets 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs.  For the period beginning August 1, 2005,   the Trust allocated 30% of it’s assets to Financial and Metals Portfolio, 30%  to GlobalAnalytics family of programs, 20% to International Foreign Exchange and 20% to Global Financial and Energy. For the period beginning July 1, 2006 substituted the Global Diversified program for the Global Financial & Energy program. JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

The Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at the average of 75% of the 91-day Treasury bill rate for that month in respect of deposits denominated in U.S. dollars or at LIBOR less 100 basis points in respect of deposits denominated in currencies other than U.S. dollars (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust are performed by the Managing Owner.  The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

Recent Events

On February 9, 2006, KPMG LLP (“KPMG”) resigned as the independent accountants of the Trust.

Effective August 25, 2006, the Trust engaged the firm of CF & Co., LLP to act as its independent auditor for the fiscal year ending December 31, 2005.

On October 12, 2006, RCMI, RJO and RJOFM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) that provides for, among other things, RJOFM to purchase RCMI’s managing owner interest in the Trust. The Asset Purchase Agreement also provided for RCMI to commence a proceeding under Chapter 11 of the Bankruptcy Code and to obtain the Bankruptcy Court’s approval of the Asset Purchase Agreement and the transactions set forth therein.

On October 12, 2006, the Trust Agreement was amended to allow for change of Managing Owner and organization of a JWH Special Circumstance LLC.

RCMI filed a voluntary petition (the “RCMI Bankruptcy Petition”) in the United States Bankruptcy Court for the Southern District of New York on October 16, 2006, for relief under Chapter 11 of Title 11 of the United States Code. Contemporaneously with the filing of the RCMI Bankruptcy Petition, RCMI filed, a motion requesting that the Bankruptcy Court authorize RCMI to sell and assign substantially all of its assets, including its interest as managing owner of the Trust, pursuant to the terms of the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, as of October 13, 2006, all clearing functions have been moved from Lehman to RJO.  Additionally, RJOFM became the  Managing Owner of the Trust.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. Management elected to retain $983,648 of these proceeds for legal and administrative expenses and to distribute $9,335,669  as of December 31, 2006.  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,180,958 as disclosed in Note 1 — “General Information and Summary” in the notes to the financial statements filed as Exhibit 13.01. Unitholders who had not previously redeemed units of the Trading account received 54,914 additional units of the Trading account in exchange for $5,154,711, their share of the total distribution of $9,335,669 referred to above.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against RCM. The LLC was funded with cash of $1,447,136 which represents the $983,648 referred to above plus $463,488, the cash remaining of $1,000,000 set up to pay collection costs as disclosed in Note 1 — “General Information and Summary” in the notes to the financial statements.  Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.

On April 20, 2007, the LLC received a second partial recovery from RCM in the amount of $2,787,629.  Management believes that, after that recovery,  the remaining value of $3,856,316 represents a fair estimate of the amount of remaining recoveries that may be received.

On June 7, 2007, the LLC received a third partial recovery from RCM in the amount of $265,758.  Management believes that, after this third recovery, the remaining value of $3,590,558 represents a fair estimate of the amount of remaining recoveries that may be received.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2006, is set forth under Items 6, 7, and 8 herein.

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

The Trust will also provide paper copies of such reports and amendments to its investors free of charge upon written request.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Properties

The Trust does not utilize any physical properties in the conduct of its business.  The Managing Owner uses the offices of RJO at no additional charge to the Trust, to perform its administration functions, and the Trust uses the offices of RJO at no additional charge to the Trust, as its principal administrative offices.

Item 3.  Legal Proceedings

On October 10, 2005, Refco Inc., the parent company of RCMI announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, Refco Inc. believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to Refco, Inc., which may have been uncollectible. Independent counsel and forensic auditors have been retained to assist Refco, Inc.’s Audit Committee in the investigation of these matters.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See Note 7 — “Subsequent Events” in the notes to the financial statements filed as Exhibit 13.01 for more information.  Such information is incorporated herein by reference.

Since the announcement of these matters at Refco, Inc., the Informal Committee of RCMI (Mr. Richard C. Butt and Ms. Annette A. Cazenave) has undertaken its own review into RCM and the Trust to ensure none of these matters had any material impact on the results of operations of either RCMI as the former  managing owner or the Trust.  Based upon the results of that review, the Informal Committee has no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.  Market for the Registrant’s Units and Related Security Holder Matters

(a)          (i) There is no established public market for the units and none is expected to develop.

(ii) As of December 31, 2006, there were 1,283,573 units held in the Trading Account by the Beneficial Owners for an investment of $120,482,074 and 20,218 units held in the Trading Account by the Managing Owner for an investment of $1,897,788  A total of  511,449 units had been redeemed by Beneficial Owners and 0 units by the Managing Owner during the period of January 1, 2006 to December 31, 2006.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures. 5,237,705  ($491,610,991) units remain unsold as of December 31, 2006.

(iii) To date no distributions have been made to owners of beneficial interest in the Trading account of the Trust.  The Sixth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its owners of beneficial interest.  The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution. (See explanation of distribution to Non-trading account on December 29, 2006 in Item 1, “Recent events”).

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)         The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2006 through December 31, 2006.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and is derived from the financial statements for such fiscal years.

	2002	2003	2004	2005	2006

Revenues (000)	$19,741	$17,203	$36,504	$3,569	$(15,853)
Net Income (Loss) From Continuing Operations (000)	12,057	3,964	8,847	(20,433)	(29,194)
Net Loss Nontrading (000)				(39,878)	(538)
Net Income (Loss) Per Unit	28	10	(1)	(28)	(19)
Total Assets (000)	65,112	210,466	342,628	223,617	140,705
Net Asset Value per Unit	140	149	149	121	97

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)          Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2006, no units were purchased by Beneficial Owners. The Managing Owner  purchased 0 units during this time.  For the fiscal year ended December 31, 2006, the Beneficial Owners redeemed a total of 511,449 units for $52,435,526. The Managing Owner redeemed a total of 0 units.  For the fiscal year ended December 31, 2005, the Beneficial Owners redeemed a total of 770,681 units for $93,925,546 and the Managing Owner redeemed a total of 660 units for $86,447.

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

During the fiscal year-ended December 31, 2006, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)         Liquidity

The Trust’s net assets are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This should permit the Advisor to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with  RJO during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of LIBOR less 100 basis points.  For the calendar year ended December 31, 2006, clearing brokers had paid or accrued to pay interest of $6,848,952 to the Trust.  For the calendar year ended December 31, 2005, the clearing brokers  paid or accrued to pay interest of $8,790,919  to the Trust.

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

2006

The JWH Global Trust posted a  loss of  16.8 % for 2006.  The Net Asset Value at year-end was $93.86 (please see Note 1 — “General Information and Summary” in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $112.86 per unit at the beginning of the year. There were no contributions to the Trust during 2006.

The Fund’s performance in the first quarter was negative. The currency sector led the Fund’s losses as the sharp reversal in the U.S. dollar’s strength continued into January.  The U.S. dollar dropped 2.3 % and 1.25% against the euro and the British pound, respectively.  The energy sector suffered losses  as geopolitical events and changing weather forecasts induced volatility.  The agriculture sector was slightly negative as sugar prices rose to their highest levels since 1989.  Metals led the positive performing sectors, along with gains achieved in the indices and interest rate sectors.  Metals benefited as silver gained 31% for the quarter and gold reached a 25-year high. The indices sector also gained as Asian stocks approached a 16-year high.  The interest rate sector benefited as Japanese, German and U.S. government debt sold off on stronger-than-expected economic data.  Yields on the German benchmark two-year bonds rose to their highest point in more than 3 years, while Japanese 10-year government bonds (JGBs) fell after the Bank of Japan (BOJ) ended its 5-year policy of flooding the Japanese economy with cash.

The Fund’s performance was negative during the second quarter.  The German benchmark 10-year bund yield touched 4 % for the first time since October  2004.  The metal and currency sectors also added to performance in April as both precious and base metals continued to trend higher due to inflationary fears and increased demand. Currencies benefited as the U.S. dollar continued to weaken.  Gold climbed above $650/oz for the first time in 25 years while the U.S. dollar fell 4.1 percent against the euro. In  mid-quarter,  the interest rate, metal, agriculture and indices sectors suffered from large market corrections.  Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.   The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high; however later weakened, ending May with their worst monthly decline in almost two years. This caused a  “contagion effect” in the metal and currency sectors.  Gold fell 12 % after reaching a 26-year high of $732 an ounce on May 12th.  The dollar fell to an eight-month low of 109 yen /dollar on May 17th and reached a one-year low of $1.297 per euro.  In June, all of April’s gains were erased as all six sectors were negative, with the currency, metals and interest rate sectors responsible for the majority of the Fund’s losses.   The possibility of a larger-than-expected interest rate move sent the U.S. dollar and U.S. treasury yields higher.  However the markets suffered another reversal after the Fed raised rates by only 25 basis points. The dollar ended the quarter 5.3 % lower against the euro and 2.8% lower versus the yen- the greatest percentage decrease since the last quarter of 2004.

The Fund’s performance  was positive for the third quarter. The interest rate sector was positive as U.S. treasuries had their biggest quarterly gain in 4 years, and European 10-year bonds posted their first quarterly gain since June 2005.  The U.S. 10-year note touched a seven-month low of 4.53 % on September 25th, down from 5.14 % on June 30th.  JGBs also helped performance as investors speculated that the BOJ would keep interest rates at their current level for the remainder of the year. The energy sector was also positive  albeit with increased volatility. Natural gas and crude oil prices tumbled in September as mild weather in the Midwestern United States cut demand and inventories climbed toward an all-time high.   Meanwhile, crude oil prices fell 20 % after touching a record high of $78.40 a barrel on July 14th as fuel stockpiles increased and tensions in the Middle East eased.  Currencies were negative for a third consecutive quarter.  Currency markets continued to experience reversals with speculation about the health of the U.S. economy and global inflation.    The metals sector suffered as commodities as an asset class had its biggest quarterly decline in at least 50 years.  The Commodity Research Bureau index ended the third quarter down 12%, its largest decline since 1956.  Gold prices fell 18% from a 26-year high of $732 an ounce in May. The indices and agriculture sectors were also negative for the quarter as sugar prices plunged, while the indices sector suffered as fears over slower growth in the U.S. and Japan kept equity markets lower for the majority of the quarter.

The Fund’s performance was negative for the fourth quarter.  In the fixed income sector German and U.S. government bonds fell, experiencing reversing trends while the JGBs oscillated due to market speculation. The metals sector was also negative for the quarter as precious metals fell. The currency sector  added  to the Fund’s losses in December as the U.S. dollar’s weakening trend suffered a reversal.  The agriculture and indices sectors offset losses as corn prices had their biggest annual gain ever, reaching a 10-year high.

2005

The JWH Global Trust posted a  loss of  18.7% for 2005.  The Net Asset Value at year-end was $120.73 (please see Note 1  — “General Information and Summary” in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $148.54 per unit at the beginning of the year. During 2005, total contributions to the Trust were $38,804,726.

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

The Trust’s performance was positive for the third quarter, despite volatile market conditions that resulted from terror attacks in London, a surprise devaluation of the Chinese Yuan and Hurricanes Dennis, Emily, Katrina and Rita.  Fears, over damage to oil rigs and refineries caused by the hurricanes in the Gulf Coast led to record high energy prices.  With positive returns in every market traded, the energy sector led performance during the quarter.  The interest rate and currency sectors were the Trust’s most unprofitable sectors during the quarter as volatility in the fixed income market and the U.S. dollar dominated both sectors. The dollar had been weakening over speculation that record high energy prices would slow U.S. economic growth. However, once it became evident that the Federal Reserve would continue to raise interest rates and thus keep its “yield advantage”, both the fixed-income sector and the U.S. dollar reversed their trends; the dollar rallied and fixed-income markets sold off.  The hurricanes also helped the metal sector to post positive returns for the quarter as record high energy costs also saw gold reach a 17-year high. The agriculture and indices sectors also posted positive returns, as N.Y. coffee and the Nikkei 225 (Osaka) led performance.  The Nikkei rose to a four—year  high on signs that the Japanese economy would continue to grow and on indications that land prices in Tokyo had risen for the first time in 15 years. Overall, four out of the six sectors were positive for the quarter.

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

2004

The JWH Global Trust posted a loss of 0.39%, or ($0.58) per unit, for 2004.  The Net Asset Value at year-end was $148.54 per unit compared to $149.12 per unit at the beginning of the year.   During 2004, total contributions to the Trust equaled $143,801,533.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2006 and 2005.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2006, the Trust’s average total capitalization was approximately $156 million, and during fiscal year 2005, the Trust’s average total capitalization was approximately $290 million.

Fiscal Year 2006

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**

Agriculture	$2.80	$1.10	$1.80	1.20%
Currencies	$16.10	$6.10	$11.00	7.10%
Energies	$6.70	$0.90	$3.37	2.26%
Indices	$5.00	$3.10	$4.00	2.60%
Interest Rates	$8.90	$1.20	$5.40	3.50%
Metals	$2.52	$0.70	$1.85	1.20%

Total	$42.02	$13.10	$27.42	17.86%

Fiscal Year 2005

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**

Agriculture	$6.40	$1.10	$2.40	0.80%
Currencies	$23.20	$9.70	$17.20	5.90%
Energies	$9.40	$0.90	$4.00	1.40%
Indices	$12.30	$2.00	$7.20	2.50%
Interest Rates	$15.10	$2.90	$9.80	3.40%
Metals	$3.10	$1.10	$2.00	0.70%

Total	$69.50	$17.70	$42.60	14.70%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds substantially all of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 75% of the 91-day Treasury bill rate.  As of December 31, 2006 and December 31, 2005, the Trust had approximately $119.3 million and $202.4 million, respectively, in cash on deposit with RJO and Lehman Brothers respectively.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust’s primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2006, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions but more recently have also included exposure to cross-rates positions such as euro/yen, aud/yen and pound/yen positions and emerging markets like Singapore dollar.

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations — e.g., Australia.  The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust in this sector for the foreseeable future.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2006, the Trust’s primary exposure was in the E-Mini Nasdaq, Eurostoxx 50, Osaka Nikkei (Japan), and SFE SPI 200 (Australia).  As

of December 31, 2005, the Trust’s primary exposure was in the E-Mini Nasdaq, Osaka Nikkei (Japan), SFE SPI 200 (Australia), DAX (Germany) and Eurostoxx 50.    The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The JWH programs currently used for the Trust trade mainly precious and base metals. The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Coffee, corn, wheat, beans, soybean oil, cotton, cocoa and sugar accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2006 and December 31, 2005.  In the past, the Trust has had market exposure to live cattle, and the soybean complex and may do so again in the future.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2006 and December 31, 2005.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, euro/yen cross, euros, British pounds and Swiss francs.  The Trust controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than twice a month).

Cash Position.  The Trust held substantially all its assets in cash at Lehman Brothers and later R.J. O’Brien & Associates, earning interest at 75% of the average 91-day Treasury bill rate (calculated daily).

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

Modern portfolio techniques are used in an effort to construct an overall diversified portfolio for each JWH trading program.  However, some programs will have limited diversification because of their sector focus. These techniques will attempt to take into account the volatility and correlation of the markets that are included in the program. However, no assurances can be made that historical market correlations and diversification will occur or persist in all market conditions. In an attempt to maintain diversification, portfolio adjustments will be made to account for systematic changes identified by JWH’s research in the relationships across markets. Consistent with JWH’s view of markets, portfolios are managed to meet longer-term risk and volatility tolerances, rather than trading on the basis of short-term trends or short-term volatility.

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

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006
Total Revenues (Loss)	$(14,633,780)	$766,346	$3,454,390	$(5,411,088)
Total Expenses	4,271,022	3,789,151	3,262,624	2,586,556
Net Income (Loss)	$(18,904,802)	$(3,022,805)	$191,766	$(7,997,644)
Net Income (Loss) per Unit	$(10.82)	$(2.78)	$0.37	$(9.55)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005	2005	2005	2005
Total Revenues (Loss)	$(41,026,338)	$33,280,586	$10,940,576	$(39,206,305)
Total Expenses	6,372,628	6,398,579	6,663,212	4,865,734
Net Income (Loss)	$(47,398,966)	$26,882,007	$4,277,364	$(44,072,039)
Net Income (Loss) per Unit	$(21.11)	$11.48	$1.87	$(20.05)

The Trust has not disposed of any segments of its business.  Year—end adjustments were made for impairment of assets held at Refco Capital Markets.

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

On August 25, 2006, the firm of CF & Co. , L.L.P. was engaged to act as the Trust’s independent auditor.

Item 9A.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this annual report was filed, including the managing owner’s President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this annual report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Trust.  As of December 31, 2006, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, Inc. The officers and directors of the Managing Owner as of December 31, 2006 were as follows:

R.J. O’Brien Fund Management, Inc.

Gerald Corcoran is Chief Executive Officer. Gerry Corcoran was appointed Chief Executive Officer of RJO in June 2000 and was appointed as Chief Executive Officer of RJOFM in November of 2006. He joined the RJO family in 1987 as Chief Financial Officer and served as Chief Operating Officer, a position he was promoted to in 1992. He is also a member of the Board of Directors.  Prior to joining RJO, Mr. Corcoran served as controller for the Chicago Sun-Times, the nation’s 7th largest daily newspaper. He is a former member of the Chicago Mercantile Exchange where he served on the Clearing House Committee. Mr. Corcoran also serves on the Board of Governors of the Chicago Board of Trade Clearing Corporation, the only AAA rated clearing organization in the world.  Mr. Corcoran has a Bachelor of Business Administration from Loyola University and is a Certified Public Accountant.

Colleen Mitchell is President.  Colleen Mitchell was promoted to President of R.J.O’Brien in June 2000. Prior to this position, she served as vice president for the futures commission merchant. Ms. Mitchell was responsible for marketing, clearing, and execution services to commodity trading advisors, hedge fund managers, and introducing brokers. Formerly, Ms. Mitchell served as senior vice president for Terra Nova Trading in Chicago, where she launched and brokered for a NASD broker-dealer and NFA introducing brokerage firm.  She has a Bachelor of Arts from Saint Mary’s College in South Bend, Indiana.

Jeffrey R. Miceli was Chief Financial Office of RJOFM..  Mr. Miceli served as Chief Financial Officer of R. J. O’Brien Alternative Asset Management, Inc. until April 2007.  Prior to joining R. J. O’Brien, he was a senior manager in the Investment Services practice of KPMG LLP.  He is a Certified Public Accountant and graduated from Northern Illinois University with a B. S. in Accounting in 1988.  He is a member of the AICPA and the Illinois CPA Society.  As of April 30, 2007, the Board of Directors of RJOFM voted to remove Mr. Miceli from his position as Vice President and Chief Financial Officer of RJOFM in order to reassign Mr. Miceli to another position within the larger R.J. O’Brien & Associates family.

Helen D. McCarthy is Chief Financial Officer.  Ms. McCarthy was named CFO of RJOFM on April 30, 2007. Prior to joining R.J. O’Brien, Ms. McCarthy was VP of Finance/Controller at ACNielsen, a global marketing information company.  Before ACNielsen, she served as Vice President of Finance at the Sun-Times Media Group, a newspaper conglomerate with over 100 publications.  Ms. McCarthy was responsible for all financial management and Controllership duties.  Ms. McCarthy also spent 7 years with Ernst & Young auditing both Public and Private companies.  Ms. McCarthy began serving as Chief Financial Officer in April 2007.

Annette A. Cazenave is Senior Vice President of RJOFM.  With RJOFM’s purchase of RCMI in December of 2006, Ms. Cazenave joined RJOFM with over twenty-five years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms Cazenave joined Cargill in March of 2004. Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).  Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm.  Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993).  Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Audit Committee

The Managing Owner has not created an audit committee of its board of directors; therefore, the entire board of directors of the Managing Owner acts as the audit committee with respect to the Trust. None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  Therefore, there is no Audit Committee Financial Expert.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   As of December 31, 2006, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)   As of December 31, 2006, the Managing Owner beneficially held an ownership of $1,897,788 (which is the equivalent of 20,218 units) or approximately 1.55 % of the ownership of the Trust as of that date.

(c)   As of December 31, 2006, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions

None

Item 14.  Principal Accounting Fees and Services

(a)   Audit Fees

The Trust paid CF & Co., L.L.P, the Trust’s independent auditors, $100,000 for the 2006 audit and $65,000 for the 2005 audit and for professional services rendered in connection with the audit of the Trust’s annual financial statements filed with the Trust’s Form 10-Ks and the review of financial statements included in the Trust’s Form 10-Q filings.

(b)   Audit-Related Fees

The Trust did not pay CF & Co., L.L.P any amount in 2006 or 2005 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)   Tax Fees

The Trust did not pay CF & Co., L.L.P any amount in 2006 or 2005 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $65,000 for such services in 2006 and $80,000 in 2005.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)   All Other Fees

None

(e)   Audit Committee Pre-Approval Policies and Procedures

(i)    The board of directors of the Managing Owner acts as the audit committee with respect to the Trust. The directors of the Managing Owner has not developed pre-approval policies as of the date of this report.  Consequently, all audit and non-audit services provided by CF & Co., L.L.P must be approved by the directors of the Managing Owner.

(ii)   None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Securities Exchange Act of 1934 were provided by CF & Co., L.L.P therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)    Less than 50% of the hours expended on CF & Co., L.L.P’s audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of CF & Co L.L.P.

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)   The following documents are included herein:

(1)       Financial Statements:

a.     Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.     Report of Independent Registered Public Accounting Firm — KPMG, LLP.

c.     Statements of Financial Condition as of December 31, 2006 and 2005.

d.     Condensed Schedule of Investments as of December 31, 2006 and 2005.

e.     Statements of Operations, Years ended December 31, 2006, 2005 and 2004.

f.      Statements of Changes in Unitholders’ Capital for the years ended December 31, 2006, 2005 and 2004.

g.     Notes to Financial Statements.

(2)   All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)   Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01

Form of Selling Agreement among CIS Securities, Inc. (the “Lead Selling Agent”), JWH Global Trust (the “Registrant”), CIS Investments, Inc. (the “Managing Owner”), and John W. Henry & Company, Inc. (“JWH”), as assigned to R.J. O’Brien & Fund Management, Inc.(1)

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.(2)

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(3)

10.01	Form of Subscription Agreement and Power of Attorney.(2)

10.02	Form of Amended Escrow Agreement among the Registrant, JP Morgan Chase, the Managing Owner and the Lead Selling Agent.(4)

10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, CIS and JWH, as assigned to R.J.O’Brien Fund Management, Inc.(3)

10.04	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated as of September 27, 2006.

10.07	Form of Transfer Agent Agreement.(3)

13.01	Annual Report to Unitholders for Fiscal Year 2006.

14.01	R.J. O’Brien Fund Management, Inc. Code of Ethics.

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

(1)    Incorporated by reference from the exhibit of the same description filed on March 12, 2002 with Post-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-33937).

(2)    Incorporated by reference from the exhibit of the same description filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-105282).

(3)    Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825).

(4)    Incorporated by reference herein from the exhibit of the same description filed on August 19, 1997 with the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-33937).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2007	JWH GLOBAL TRUST

By: R.J. O’Brien Fund Management, Inc.
(Managing Owner)

	By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on July 5, 2007, and in the capacities indicated:

R. J. O’Brien Fund Management, Inc.

Signatures	Title

/s/ G. Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Helen D. McCarthy	Chief Financial Officer and Director
Helen D. McCarthy	(principal financial and accounting officer)

/s/ C. Mitchell	President and Director
Colleen Mitchell

/s/ Annette Cazenave	Senior Vice President and Director
Annette Cazenave