Form 10-Q
period 2007-03-31
JWH GLOBAL TRUST
filed 2007-07-18
CIK 1027099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

☐  Yes      ☒ No

Explanatory Note

This quarterly report on Form 10-Q for the quarter ended March 31, 2007, is being filed after the filing deadline due to the Trust’s inability to value certain of its assets and complete the preparation of its financial statements.  Please see the “Notes to Financial Statements” section that accompanies the financial statements filed with this Form 10-Q for more information.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition
As of March 31, 2007

	March 31, 2007	December 31, 2006
	UNAUDITED
Assets
Assets :
Equity in commodity trading accounts :
Cash on deposit with brokers	$94,006,824	$119,334,561
Unrealized gain on open contracts	763,151	3,249,456
Cash on deposit with former brokers	6,643,944	6,643,944
Cash on deposit with bank	517,950	10,654,714
Cash on deposit with bank - nontrading	956,584	463,488
	102,888,453	140,346,163

Interest receivable	321,882	359,067
Total Assets	$103,210,335	$140,705,230

Liabilities and Unitholders’ Capital
Liabilities :
Accrued commissions	$388,322	$518,368
Accrued management fees	157,930	431,641
Accrued incentive fees	—	—
Accrued offering expenses	62,644	37,533
Accrued operating expenses	447,139	428,002
Redemptions payable - trading	3,204,156	4,577,801
Redemptions payable - nontrading	—	4,180,958
Accrued legal fees - nontrading	253,922	359,386
Accrued management fees to U.S. bank - nontrading	11,471	—
Total liabilities	4,525,584	10,533,689

Unitholders’ capital:
Trust equity:
Unitholders’ capital (trading):
Beneficial owners (1,174,676 and 1,283,572 units outstanding at March 31, 2007 and December 31, 2006, respectively)	89,800,118	120,482,074
Managing owner (20,218 units outstanding at March 31, 2007 and December 31, 2006)	1,559,532	1,897,788

Unitholders’ capital (nontrading):
Participating owners (0 and 1,255,537 units outstanding at March 31, 2007 and December 31, 2006, respectively)	—	4,303,344
Nonparticipating owners (0 and 1,017,751 units outstanding at March 31, 2007 and December 31, 2006, respectively)	—	3,488,335
Total trust equity	91,359,650	130,171,541

LLC equity:
Participating owners (1,170,532 and 0 units outstanding at March 31, 2007 and December 31, 2006, respectively)	3,774,225	—
Nonparticipating owners (1,102,756 and 0 units outstanding at March 31, 2007 and December 31, 2006, respectively)	3,550,876	—
Total LLC equity	7,325,101	—

Total unitholders’ capital	98,684,751	130,171,541

Total Liabilities and Unitholders’ Capital	$103,210,335	$140,705,230

See accompanying notes to financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

Condensed Consolidated Schedule of Investments

as of March 31, 2007

UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (3.64%)
Futures positions (1.39%)
Agriculture	609	$11,039,151	$194,111
Interest Rates	834	671,239,983	(205,588)
Metals	164	11,847,205	228,990
Indices	57	6,940,011	101,522
Energy	523	31,391,551	1,060,410
		732,457,901	1,379,445
Forward positions (2.25%)
Currencies	96	450,471,623	2,217,598

Total long positions		$1,182,929,524	$3,597,043

Short positions (-2.87%)
Futures positions (-0.28%)
Agriculture	1,209	$43,624,680	$729,336
Interest rates	953	283,048,747	30,713
Indices	10	358,150	(6,550)
Metals	177	12,561,575	(1,028,022)
		339,593,152	(274,523)

Forward positions (-2.59%)
Currencies	75	176,925,183	(2,559,369)

Total short positions		$516,518,335	$(2,833,892)

Total unrealized gain on open contracts (0.77%)			$763,151
Cash on deposit and open contracts with brokers (95.26%)			94,006,824
Cash on deposit with former broker and bank (8.23%)			8,118,478
Other liabilities in excess of assets (-4.26%)			(4,203,702)
Net assets (100.00%)			$98,684,751

See accompanying notes to financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

Condensed Consolidated Schedule of  Investments

as of December 31, 2006

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (0.31%)
Futures Positions (-0.90%)
Agriculture	1,441	$20,618,519	$1,331,993
Interest Rates	1,847	758,027,626	(2,576,495)
Metals	211	14,882,450	343,820
Indices	1,347	70,608,639	(266,278)
		864,137,234	(1,166,960)
Forward positions (1.21%)
Currencies	23	443,685,186	1,569,392

Total long positions		$1,307,822,420	$402,432

Short positions (2.19%)
Futures positions (1.56%)
Agriculture	341	$6,183,548	$133,786
Interest Rates	2,930	2,059,866,081	829,743
Metals	358	22,532,495	(364,641)
Energy	300	13,361,418	1,435,974
		2,101,943,542	2,034,862
Forward Positions (0.63%)
Currencies	9	123,462,076	812,162

Total short positions		$2,225,405,618	$2,847,024

Total unrealized gain on open contracts (2.50%)			$3,249,456
Cash on deposit and open contracts with brokers (91.67%)			119,334,561
Cash on deposit with former broker and bank (13.65%)			17,762,146
Other liabilities in excess of assets (-7.82%)			(10,174,622)
Net assets (100.00%)			$130,171,541

See accompanying notes to financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
For the three months ended March 31
UNAUDITED

	2007	2006
Revenues :
Gain (loss) on trading of commodity contracts :
Realized gain (loss) on closed positions	$(18,029,372)	$(22,146,150)
Change in unrealized gain (loss) on open positions	(2,486,304)	5,367,353
Interest income	1,078,966	1,894,068
Foreign currency transaction gain (loss)	(38,315)	235,714
Total revenues	(19,475,025)	(14,649,015)

Expenses:
Commissions	1,630,508	2,591,947
Exchange, clearing and NFA fees	—	129,227
Management fees	543,653	907,309
Incentive fees	—	—
Ongoing offering expenses	70,000	—
Operating expenses	89,699	373,653
Total expenses	2,333,860	4,002,136

Trading income (loss)	(21,808,885)	(18,651,151)
Nontrading net loss :
Interest on nontrading reserve	44,048	15,235
Legal & administrative fees	(277,422)	(268,886)
Management fees paid to U.S. Bank	(233,204)	—
Nontrading net loss	(466,578)	(253,651)
Net income (loss)	$(22,275,463)	$(18,904,802)

See accompanying notes to financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2007
UNAUDITED

Trust Equity	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders’ Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,283,572	$120,482,074	20,218	$1,897,788	1,303,790	$122,379,862
Net loss		(21,470,629)		(338,256)	—	(21,808,885)
Unitholders’ contributions	—	—	—	—	—	—
Unitholders’ redemptions	(108,896)	(9,211,327)	—	—	(108,896)	(9,211,327)
Balances at March 31, 2007	1,174,676	$89,800,118	20,218	$1,559,532	1,194,894	$91,359,650

			Nonparticipating Owners -		Total Unitholders’Capital
	Participating Owners - Nontrading		Nontrading		Nontrading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,255,537	$4,303,344	1,017,751	$3,488,335	2,273,288	$7,791,679
Transfer to LLC	(1,255,537)	(4,303,344)	(1,017,751)	(3,488,335)	(2,273,288)	(7,791,679)
Net loss	—	—	—	—	—	—
Unitholders’ contributions	—	—	—	—	—	—
Unitholders’ redemptions	—	—	—	—	—	—
Balances at March 31, 2007	—	$—	—	$—	—	$—
Total Trust Equity at March 31, 2007						$91,359,650

LLC Equity	Participating Owners		Nonparticipating Owners		Total LLC Equity
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	—	$—	—	$—	—	$—
Transfer from Trust	1,255,537	4,303,344	1,017,751	3,488,335	2,273,288	7,791,679
Net loss	—	(246,476)	—	(220,102)	—	(466,578)
Unitholders’ contributions	—	—	—	—	—	—
Unitholders’ redemptions	(85,005)	(282,643)	85,005	282,643	—	—
Balances at March 31, 2007	1,170,532	$3,774,225	1,102,756	$3,550,876	2,273,288	$7,325,101
Total Unitholders Capital at March 31, 2007						$98,684,751

	Trust Equity -	Trust Equity -
	Trading	Nontrading	LLC Equity
Net asset value per unit at December 31, 2006	$93.86	$3.43	$—
Net change per unit	(17.40)	(3.43)	3.22
Net asset value per unit at March 31, 2007	$76.46	$—	$3.22

See accompanying notes to financial statements.

JWH GLOBAL TRUST and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

(1)           General Information and Summary

JWH Global Trust (the Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. R.J. O’Brien Fund Management, Inc. (“RJOFM”) is the Managing Owner of the Trust. R.J. O’Brien & Associates, Inc. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts.

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

On August 31, 2005, Refco Group Ltd., LLC acquired the global brokerage operations of Cargill Investor Services, Inc. (“CIS”).  CIS was the owner of CIS Investments, Inc. (“CISI”).  The Managing Owner of the Trust changed from CIS Investments Inc. to Refco Commodity Management, Inc (“RCMI”).  The clearing broker changed from CIS to Refco, LLC (Clearing Broker or Refco), an affiliate of RCMI.  The broker for forward contracts changed from CIS Financial Services, Inc. to Refco Capital Markets, Ltd. (Forwards Currency Broker or RCM), also an affiliate of RCMI.  The Clearing Broker and the Forwards Currency Broker collectively will be referred to as the Brokers.

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

On October 12, 2006, RCMI, RJO, and RJO’s acquisition subsidiary, RJOFM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) that provides for, among other things, RJOFM to purchase RCMI’s managing owner interest in the Trust. The Asset Purchase Agreement also provided for RCMI to commence a proceeding under chapter 11 of the Bankruptcy Code and to obtain the Bankruptcy Court’s approval of the Asset Purchase Agreement and the transactions set forth therein.

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

On November 30, 2006, RJOFM became Managing Owner through acquisition of 20,218 Trading account units. The remaining 3,799 units owned by RCMI were  transferred from Managing Owner units to Beneficial Owner units. RJOFM did not acquire any units in the Non-Trading account.

On December 29, 2006 the Trust received a partial recovery from RCM  in the amount of $10,319,317, representing 18.25% of assets held by RCM. Management elected to retain $983,648 of these proceeds for legal and administrative expenses and to distribute $9,335,669 as redemptions as of December 31, 2006, as disclosed in Note (6).  Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,179,705 as disclosed in Note (1).

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust contributed all nontrading assets, liabilities and capital to the LLC as explained in Note 6. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc. As explained below, U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a)             Any untiholders who had redeemed their entire interest in the Trust prior to distribution shall receive cash.

(b)            Any unitholders who had continued to own units in the Trust shall receive additional units in the Trust at the then Net Asset Value of the Trust.

The LLC has agreed to compensate US Bank, as manager, the following: (1) An initial acceptance fee of $120,000,  (2) An annual fee of $25,000,  (3) A distribution fee of $25,000 per distribution,  (4) Out-of-pocket expenses,  and  (5) an hourly fee for all personnel at the then expected hourly rate  ($350 per hour at execution of agreement).

(2)                     Summary of Significant Accounting Policies

(a)                     Basis of presentation

The accompanying unaudited consolidated financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and results if operation of the Trust for the period presented have been included.

Reclassifications of the Trust’s unitholders’ capital (nontrading) as of December 31, 2006 have been made to conform with the current period’s presentation.

The Trust’s unaudited financial statements and the related notes should be read together with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

(b)                                  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstances, LLC. All material intercompany transactions have been eliminated upon consolidation.

(c)                                  Revenue Recognition

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with R.J. O’Brien during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate equal to LIBOR less 100 basis points.

(d)                                  Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty.  Any redemption made in the 12th month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through March 31, 2007 will receive the Net Asset Value per Unit represented by assets held in the trading account.

(e)                                  Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In preparation for the renewal of the Prospectus, estimated offering expenses in the amount of $70,000 were incurred during the three months ended March 31, 2007. No offering expenses were incurred in the three months ended March 31, 2006.

(f)                                    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 6.0% per annum (or 0.50% per month) of the Trust’s month-end assets after reduction of the management fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid is reduced by exchange fees paid by the Trust.  Commissions were not paid on the nontrading/LLC account. As of September 1, 2007, the brokerage fee will be reduced from 6.0% annually to 5.0% of the Trust’s month end assets on an annual basis (or approximately 0.417% per month).

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of March 31, 2007, there were no such eligible investors in the Trust.

Since December 1, 2006, the managing owner and/or affiliates act as commodity brokers for the Trust through RJO.  As such, the managing owner and/or affiliates receive all commissions after December 31, 2006 that were recorded as such in the financial statements.

(g)                                 Foreign Currency Transactions

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

(h)                                 Use of Estimates

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

(i)                                    Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Fund at RCM are reported at fair value as determined in good faith by the Managing Owner after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by the Managing Owner from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that the Managing Owner would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Trust vis-a vis other customers / creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by the Managing Owner.

Any recovery from RCM shall be credited against the then book value of the claim. The book value is reviewed each month to determine if further impairment has occurred based upon facts then available.

Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such futures expenses are not estimatable.

(j)                                    Recent Pronouncements

In September, 2006, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defined  Fair Value Measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact of adopting SFAS No. 157 on its Financial Statements. At this time, the impact on the Trust’s Financial Statements has not been determined.

(3)                                 Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing four of its trading programs: JWH GlobalAnalytics®, the Financial and Metals Portfolio, the International Foreign Exchange program and the Global Diversified program.

Under signed agreement JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the brokerage fee at an annual rate of 1.25% of month-end Trust net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month. These fees were not paid on the Non-trading account.

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

(4)                                 Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships.  The only significant differences in financial and income tax reporting basis are unrealized gains (losses) and the $39,580,944 impairment of nontrading/LLC assets.

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

Net trading results from derivatives for the periods ended March 31, 2007 and 2006, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2007 as disclosed in the Condensed Schedules of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statements of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)           Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash were transferred to a Nontrading account, as explained in Note 1. On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets.

On December 29, 2006 the Trust received a partial recovery from RCM in the amount of $10,319,317. These proceeds were applied against the then reflected book value of the claim with a resulting book value of the claim of $6,643,944.

Management elected to retain $983,648 of the above proceeds for legal and administrative expenses and to distribute $9,335,669. Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,180,958. Unitholders who had not previously redeemed units of the Trading Account received 54,914 additional units of the Trading account in exchange for $5,154,711 which represented their share of the total distribution of $9,335,669.

As the distribution was in process as of December 31, 2006, the Trust reflected distributions payable of $4,180,958 as of that date. The distribution payable of $5,154,711 was eliminated against the subscription receivable of a like amount.

Effective January 1, 2007, the LLC, was established to pursue the claims against RCM.  On January 1, 2007 the Trust transferred all nontrading assets and liabilities, which had a net asset value of $7,791,679, to the LLC.   Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc. as explained in
Note 1.

See Note 8 for subsequent events affecting the assets held at RCM.

(7)           Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month periods ended March 31, 2007 and 2006.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s trading accounts taken as a whole.

	Three months ended March 31,
	2007	2006

Net Asset Value of trading units at beginning of period	$93.86	$112.96
Trading income (loss) per unit	(17.40)	(10.71)
Net Asset Value of trading units	76.46	102.25

Total Return:
Total return before incentive fee	(18.54%)	(9.48%)
Less incentive fee allocation	0.00%	0.00%
Total Return:	(18.54%)	(9.48%)

Ratios to average net assets :

Trading Income (Loss):	(19.95%)	(10.28%)

Expenses :
Expenses less incentive fees	(2.13%)	(2.21%)
Incentive Fees	0.00%	0.00%
Total expenses	(2.13%)	(2.21%)

The calculations above do not include activity within the Trust’s nontrading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2007 and 2006. The amounts are not annualized.

(8)           Subsequent Events

On April 20, 2007, the LLC received a second partial recovery from RCM in the amount of $2,787,629.

On June 7, 2007, the LLC received a third partial recovery from RCM in the amount of $265,758.

On June 28, 2007, the LLC received a fourth partial recovery from RCM in the amount of $4,783,640.  This recovery, along with the previous recoveries, will result in reducing the balance of the amount due from former brokers to zero and recording a nontrading gain of $1,193,083 as the recoveries have exceeded management’s original estimate of impairment reflected in 2005.

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

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  JWH monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of RJO, the Trust’s clearing broker and the broker for forward contracts.  RJO generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

(b)           Liquidity

The Trust’s assets at March 31, 2007 are held in brokerage accounts with R.J. O’Brien & Associates, Inc.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  As mentioned above, on or about October 13, 2005, the Trust had transferred the majority of all assets to Lehman.  Except in unusual circumstances, the

Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with Lehman during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars or at the applicable rates in respect of deposits denominated in currencies other than dollars (which may be zero in some cases).  For the fiscal quarter ended March 31, 2007 and 2006, the Trust had received or accrued to receive trading interest of $1,078,966 and $1,894,068, respectively.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first quarters of fiscal years 2007 and 2006.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2007

The Trust recorded net trading losses of $21,808,885 or $17.40 per trading unit in the first quarter of 2007 (*** Please see “Notes to Financial Statements”in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of March 31, 2007, the Trust had lost - 6.54% since its inception in June 1997.

On March 31, 2007, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was negative for the month of January. The interest rate sector was the Fund’s best performing sector.  European 10-year bond yields reached 6-month highs and U.K. two-year gilt yields moved toward 5-year highs.  German debt fell during the month with a decline in unemployment and a rise in retail sales.  Long gilts slumped as yields soared after the Bank of England unexpectedly raised interest rates by a quarter point on January 11th.  U.S. Treasuries also helped performance: the U.S. 10-year note yield touched a 5-month high of 4.9% on January 26th, as the U.S. economy expanded faster in the fourth quarter than expected.  Continued volatility in 10-year Japanese Government bonds (JGBs) limited the sector’s performance.  With no change in rates, JGBs had the biggest weekly gain since August.  The currency sector was the Fund’s worst performing sector as currency markets whip-sawed. The U.S. dollar’s weakening trend against the euro and the British pound continued its reversal. On January 3rd, the dollar rose to a 6-month high against the euro. The December Federal Reserve Board (Fed) meeting minutes stated that inflation (vs.waning growth) was their “predominant concern,” hence supporting the dollar.  The British pound fell to $1.9296 on January 5th from $1.9848 on December 1st (highest level since September 1992).  On January 11th, the pound rose again to a 14-year high of $1.9916 vs. the dollar before falling again.  Offsetting some of the losses was the Japanese yen, which fell 1.4% (to lowest point in more than 4 years) vs. the dollar.  Towards the end of January, however, the dollar had its largest fall vs the yen in more than two months. The  yen was the best performer, while the euro suffered the largest loss.  The energy sector was positive for the month despite changing weather conditions which caused extreme volatility within the sector.  Warmer-than-expected weather in the beginning of the month, led to decreased demand and lower prices.  Following a government report indicating that U.S. supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a 19-month low of $49.90 a barrel.  Forecasts of colder weather throughout February reversed the weakening trend. On January 30th, natural gas rose 12% and closed at its highest price since December 4th   (ending the month with a 21 % gain).  By the end of January, crude oil rebounded to above $58 a barrel in New York.  Crude oil and London gas oil were the best performers; natural gas was the worst performer. The metals sector was negative for the month as precious metal prices reacted to fluctuations in the U.S. dollar.  The early January strengthening in the U.S. dollar weakened Gold prices which fell 3.1%.  However, gold then rose 3.9% for the month as the dollar once again weakened.  LME copper limited   losses as copper prices fell 10% in January and 35 % since reaching a record high in May 2006.  The equity indices sector was negative for the month as losses in the Nasdaq E-mini offset the gains of the other components in the sector.  U.S. stocks completed their longest stretch of monthly gains in more than a decade but, intra-month volatility hurt the sector’s overall performance.  On January 13th, U.S. stocks rose to a more than 3-month high.   The Nasdaq had a 2.8% increase to 2,502.82, a level not seen since February 2001.  However, stocks fell towards the end of the month after profit reports caused concern that analysts’ forecasts for earnings at computer-related companies were too high.  The Nasdaq E-Mini was the worst performer in the sector, while all other components of the sector were positive. The agriculture sector was negative for the month as price instability hurt performance.  New York coffee fell from a 19-month high of $1.30 on December 15th.  Corn suffered a sharp reversal by falling 7.2% in the first 2 days of the year then rebounded, along with soybeans, during the rest of the month.  Corn reached a 10-year high on January 17th, while soybeans reached an 18-month high on January 18th.  The sector’s best performer was New York sugar, while the sector’s worst performer was corn.

The Trust’s performance was negative for the month of February. This negative performance was a direct result of the explosion in volatility in the last week of the month.  Trading up to that point was positive for the month, but the events of the week reverberated throughout global markets and reversed what few trends of earlier in the month. The events were primarily portrayed in the U.S. media as a stock market decline, but the issues were far broader than that.  Whether due to the Chinese stock market or the trouble in the sub-prime loan sector, global markets awoke to a measure of short-term volatility not seen for many months and was not confined to the equities markets.  Example: the gold market hovered around the high

$690s, a level not seen since May of ‘06.  Similarly, the wheat, corn and soybean markets were hitting full-year highs opening the last week of February.  All of these markets suffered sharp declines during the last week, which translated to losses for the Trust.  Example:  the Japanese yen which was at its yearly low strengthened over 2% against the dollar in the last three trading sessions. These examples in unconnected markets indicate how widespread the difficulty was in the last three days of the month.  The agriculture sector was the Trust’s best performing sector as corn rose to a 10-year high in Chicago and soybeans reached $8.0775, their highest level since June 2004, as wet weather threatened to prevent U.S. farmers from planting enough crops to meet surging demand for crop-based fuels.  Cotton and CBOT wheat limited gains as wheat dropped in excess of 2% after prices had reached $5.09, the highest since December 26th, as investors bailed out of the commodity following the global plunge in equities. Corn was the best performing component in the sector. The metals sector was slightly positive for the month as both precious and base metals suffered strong reversals.  Copper rallied for the majority of the month on speculation that China would accelerate its buying.  However, the month end slump in equities prices drove the metal lower once again as markets speculated that demand would decline as economic expansion slowed.  Prior to the drop in equities, industrial and precious metals led a commodity rally amid renewed inflation concerns.  Performance in gold and silver offset losses as prices climbed to nine-month highs. The currency sector was negative for the month as the yen rallied against the dollar to its highest level in more than 19 months on February 27th.  The Swiss franc also reacted to the drop in equities by reversing its weakening trend and rallied to3- month highs against the dollar.   Slight gains were produced by the euro as the dollar fell to its lowest level in almost 2 months against the currency.    The energy sector was negative for the month as natural gas reversed its strengthening trend and had its biggest loss in more than 6 weeks. After reaching a 2-month high on February 5th of $8.035, natural gas for March delivery dropped 7.7 % on February 12th, its biggest one-day percentage decline since December 26th. Crude oil’s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year. All components of this sector exhibited negative performance for the month. The interest rate sector was negative for the month as global bond markets reversed their weakening trend as global equity sell-off fueled demand for government debt.   The rally in German Benchmark 10-year bonds (bunds) and U.K. fixed income also hurt performance as long gilts posted their biggest gain since May.  U.S. Treasuries posted their biggest gains since December 2004 and yields of U.S. 10-year Treasury notes fell to their lowest level since December 2006 as the drop in equity prices caused concern that investors would avoid riskier assets.  Japanese Government Benchmark 10-year bonds (JGBs) added to the Trust’s negative performance as speculation grew that the Bank of Japan would pause before raising borrowing costs any further. The stock indices sector was negative for the month as a result of the severe volatility in global equity markets.  U.S. stocks had their biggest tumble since 2002, after a plunge in the Chinese equity market.  This sparked a global drop in equity prices and raised concerns that investors would unload equities after a four-year bull market.  On February 27th Chinese stocks suffered their greatest loss in a decade, while the Dow Jones Stoxx 600 Index dropped 3% and the Dow Jones Industrial Average fell as much as 546 points intraday, the most since the first day of trading after September 11th, 2001.  The Eurostoxx 50 was the sector’s worst performer while the Nikkei 225 offset some losses as the sector’s best performer.

The Trust’s performance was negative for the month of March. The Trust experienced losses as the February explosion in volatility continued into early March.  The currency sector was negative for the month as the Japanese yen’s sharp reversal continued during the first few days of March.  The yen advanced to near its highest level in almost 2 months against the dollar and gained against all 16 of the most-active currencies during the first week of March.  The British pound (worst performer during the month) fell to its lowest level against the yen in more than 4 months, as one month sterling/yen implied volatility soared to a record high of 11.75 due to concerns of rising risk. Offsetting some of the losses was the strengthen trend in the Australian dollar. The interest rate sector was negative for the month. Global bond markets fluctuated during the first half of the month as fixed-income market sentiment vacillated between two conflicting views before ending the month lower. Fixed-income markets, which had rallied throughout February, continued to strengthen as uncertainty increased that the drop in equities and the rising defaults among the riskiest mortgages, called subprime mortgages, would slow consumer spending and the global economy.  In reaction, yields in the German benchmark 10-year bund slid to their lowest in 2007.  However, economic data and central bank statements out of both the U.S. and Europe throughout the month relieved investors’ fears and eventually sent fixed-income markets lower, reversing the previous trend.  The German 10-year bund was the sector’s worst performer. European government bonds posted their biggest back-to-back weekly decline in three months. On March 30th, the U.S. 10-year Treasury surrendered the remainder of the gains it had amassed after the equity sell-off that began on February 27th. The rally had driven the yield to as low as 4.44% on March 5th.  The shifting market sentiment led all components of the sector to end the month in negative territory. The metals sector was negative for the month as the drop in price in the equity markets sent precious metals lower. By March 6th, gold (the sector’s worst performer) had dropped almost $50, or 7.3% since February 26th, when it closed trading at $686.65.  Although gold eventually began to rally, ending the month down only .5%, the extreme drop in prices at the beginning of the month caused the Trust’s systematic investment style to exit positions, which resulted in losses for the Trust.  The stock indices sector was negative for the month as the global sell-off that began on February 27th caused more than $2.4 trillion in share value to be lost over five days.  All components of the sector were negative.  The Osaka Nikkei was the sector’s worst performer.  The agriculture sector was negative for the month as investors sought to cover losses and reduce risk in all markets as a result of the plunge in global equity prices.  As a result, investors bailed out of commodities and took profits in corn and soybeans, which had just reached multi-year highs.  Slight gains were produced in New York coffee. The energy sector was slightly positive for the month as weather and geopolitical events were the driving forces of price movements. Natural gas, the sector’s worst performer, dropped to its lowest price in two months on March 19th as forecasts for milder weather signaled reduced consumption of the heating fuel.  However, when forecasters predicted a shift in the weather pattern that would deliver colder than normal air, prices rose to a one-month high.  Offsetting the losses in natural gas, were the gains achieved in petroleum products.  While gains were achieved in crude oil as it continued its weakening trend for most of the month, they were limited as crude oil spiked higher and traded near a six-month high. The Trust recorded a trading gain of 2.04% for the month.  The March month-end trading NAV was $76.46.

During the quarter no units were sold. Beneficial owners redeemed a total of 108,895.93 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,174,676 units outstanding owned by the Beneficial Owners and 20,218 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2007, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.83 per unit in the first quarter of 2006*** (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

On March 31, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%).

The Trust’s overall return was negative for the month of January as losses in the interest rates, currencies and energy sectors outweighed the gains achieved in the other sectors. The fixed income sector was the Trust’s worst performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of the respective central banks raising interest rates.  Japanese government bonds (largest loss) traded at their lowest level in almost two months with Japanese unemployment falling amid growing confidence that economic growth is sustainable and that the Bank of Japan (BOJ) may increase interest rates.  Meanwhile, the German bund reached 2.97%, the highest rate since December 2002, on speculation that a strengthening European economy will encourage the European Central Bank (ECB) to raise rates in March.  Further hindering performance were the U.S.10-year and 30-year bonds as U.S. treasuries had their first monthly decline since October 2005 as a result of the Federal Reserve raising interest rates for the 14th straight time.  The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004.   The euro also benefited as the market waited to see if the ECB would signal, at their meeting on February 2nd, that they would raise borrowing costs as Europe’s economy strengthened.  The dollar also suffered losses against the Swiss franc, and the Japanese yen as the spread narrowed between the U.S. and both European and Japanese interest rates, no longer benefiting the dollar. The Trust was able to limit losses as the British pound strengthened against the dollar on speculation that the Bank of England would keep interest rates on hold this year. The largest gains in this sector were the British pound and the Singapore dollar The largest loss occurred in the Japanese yen.   Performance in the energy sector was also negative for the month. The Trust underperformed as volatility within the energy sector increased as oil and natural gas are now being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia.  Crude oil (largest gain), which is up 41% from a year ago and 11% for the month, helped to limit losses in this sector despite the increased volatility.  The largest loss occurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York.  Natural gas fell 17% for the month as mild weather decreased demand in the largest U.S. consuming regions.  The metals sector was the best performing sector for the month. Gold (largest Gain) extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold’s increase occurred on concerns that the dollar may weaken because of higher oil prices. LME copper prices rose to a near record as production from the world’s mines are failing to keep pace with increased demand from countries like China.  Adding to the production shortfall is the threat of a strike from workers of Chile’s Codelco, the world’s largest copper producer.   Indices were positive for the month as European stock indices had their best January rally in eight years led by energy, mining and steel stocks. Leading the sectors performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high and managed to gain 3.3% during the month. The Nasdaq E-Mini also helped performance as it rose 3.7% for the month.  The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York (largest gains).  The record highs were a result of increased demand for ethanol, a sugar cane by-product. Limiting profitability in the sector was N.Y. coffee as it rose to seven month highs as worldwide demand outpaced supply. The largest loss occurred in soybean oil.  The Trust recorded a trading loss of 1.76% for the month. The January month-end trading NAV was $110.87.

The Trust’s performance was negative for the month of February as listless markets continued to hamper the Trust’s long-term trend following approach.  The majority of the losses were realized in the currency and energy sectors, along with more modest losses in the other sectors.  Currencies were the Trust’s worst performing sector for the month as markets gyrated over speculation about potential global interest rate moves.  The dollar rose 1.3% against the euro as new Federal Reserve Chairman Ben S. Bernanke comments suggested further tightening by the Fed.  The British pound declined versus the dollar on signs of slowing home price growth and sluggish retail sales. The largest loss in the sector was in the yen as the currency strengthened after Bank of Japan Governor Toshihiko Fukui said the central bank would “immediately” reduce the amount of cash pumped into the financial system, a precursor to raising rates. Limiting losses in this sector was the Brazilian real (largest gain) as it gained 3.4% against the dollar. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be sensitive to the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market’s trepidation.  In Saudi Arabia, there was an assault on a processing center which handles two-thirds of Saudi oil. Limiting losses in this sector was falling natural gas prices with U.S. stockpiles for the week ended February 17, 2006 were almost 700 billion cubic feet above the 5-year average. The metals sector was also negative for the month as volatility hurt performance.  Gold once again hit a 25-year high of $579.50 oz. Meanwhile, after reaching a record high of $5,100 per metric ton on, LME copper dropped to $4,665, the lowest since January 2005. The largest gain in this sector was in silver on speculation that demand for the metal will accelerate, extending its year-long rally. Indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1%.  Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest loss in five weeks on the last day of trading in February. The largest gain was in the Eurostoxx 50, while the largest loss occurred in the Nikkei (Osaka).  The interest rate sector was slightly negative for the month as performance in various markets counterbalanced each other. The sector benefited from Japanese government bonds, which saw a price decline for the month. Offsetting the sector gains however were losses in U.S. 30-year bonds, German bunds and the Long gilt.  Both European and U.S. fixed income markets gyrated. The largest gain in this sector was in the Eurodollar. The largest loss occurred in the U.S. 30-year bond. Performance in the agriculture sector was also slightly negative for the month N.Y. coffee (largest loss) contributed to the sector’s underperformance as coffee production threatens to exceed demand. N.Y. sugar also hurt performance as prices fell to a 20-month low. CBOT wheat (largest gain) rose to a 20-month high on speculation that unusually hot, dry weather from Texas to Nebraska reduced U.S. production. The Trust recorded a trading loss of 9.61% for the month.  The February month-end trading  NAV was $100.21.

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its 5-year policy of flooding the Japanese economy with cash.  U.S. treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 bps, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the bund and the JGB’s, while the largest loss occurred in the Australian 3-year bond.   The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8 percent this quarter, while the Nasdaq Composite Index rose to a 5-year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March 30th, the highest intra-day price since September 1983.   Silver gained 21% this month alone

in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25% for the quarter.  This metal, used in wiring and plumbing, continued to set new all time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.   Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005 the U.S. dollar has dropped 2.3% and 1.25% against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading gain of 2.04% for the month.  The March month-end trading NAV was $102.25.

During the quarter no units were sold. Beneficial owners redeemed a total of 132,172.78 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,604,135 units outstanding owned by the Beneficial Owners and 24,017 units outstanding owned by the Managing Owner.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10-K of the Trust dated December 31, 2006.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, Inc., the managing owner of the Trust at the time this quarterly report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See “Note 1 — General Information and Summary” in Part I — Item 1 for more information.  Such information is incorporated herein by reference.

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

The following table summarizes the redemptions by unitholders during the first quarter of 2007:

Month	Units Redeemed	Redemption Date NAV per Unit
January	30,340.04	$92.70
February	42,241.45	$85.75
March	36,314.37	$76.46
Total	108,896.07

Units sold 1/1/07 through 3/31/07: 0

Units unsold 1/1/07 through 3/31/07:  5,346,599 ($408,800,983)

Aggregate price paid for units sold 1/1/07 through 3/31/07: $0

Item 6.  Exhibits

a)              Exhibits

Index to Exhibits

Exhibit
Number	Description of Document
3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.(1)
3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(2)
3.03	First Amendment to the Sixth Amended and Restated Declaration and Agreement of Trust.(3)
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.
32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

(3) Incorporated by reference from the exhibit of the same description filed on December 7, 2006 with the current report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date:	July 18, 2007

By:	R.J. O’Brien Fund Management, LLC.,
Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Chief Financial Officer

(Duly authorized officer of the Managing Owner and the principal financial officer of the Managing Owner)