Form 10-Q
period 2007-06-30
JWH GLOBAL TRUST
filed 2007-08-14
CIK 1027099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

☐ Yes         ☒ No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Financial Condition

	June 30, 2007	December 31, 2006
	UNAUDITED
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with brokers	$89,954,669	$119,334,561
Unrealized gain on open contracts	3,046,939	3,249,456
Cash on deposit with former brokers	—	6,643,944
Cash on deposit with bank	67,521	10,654,714
Cash on deposit with bank - nontrading	8,729,546	463,488
	101,798,675	140,346,163

Interest receivable	267,024	359,067
Total Assets	$102,065,699	$140,705,230

Liabilities and Unitholders’ Capital
Liabilities:
Accrued commissions	$303,298	$518,368
Accrued management fees	213,046	431,641
Accrued incentive fees	—	—
Accrued offering expenses	173,551	37,533
Accrued operating expenses	219,517	428,002
Redemptions payable trading	5,543,213	4,577,801
Redemptions payable - nontrading	—	4,180,958
Accured legal fees - nontrading	387,547	359,386
Accured management fees to U.S. Bank - nontrading	19,441	—

Total liabilities	6,859,613	10,533,689

Unitholders’ capital:

Unitholders’ capital (trading):
Beneficial owners (974,039 and 1,283,572 units outstanding at June 30, 2007 and December 31, 2006, respectively)	85,099,519	120,482,074
Managing owner (20,218 units outstanding at June 30, 2007 and December 31, 2006)	1,766,447	1,897,788
	86,865,966	122,379,862
Unitholders’ capital (LLC Equity nontrading):
Participating owners (985,366 and 1,255,537 units outstanding at June 30, 2007 and December 31, 2006, respectively)	3,615,059	4,303,344
Nonparticipating owners (1,287,922 and 1,017,751 units outstanding at June 30, 2007 and December 31, 2006, respectively)	4,725,061	3,488,335
	8,340,120	7,791,679

Total unitholders’ capital	95,206,086	130,171,541

Total Liabilities and Unitholders’ Capital	$102,065,699	$140,705,230

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

Condensed Consolidated Schedule of Investments

as of June 30, 2007

UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (3.56%)
Futures Positions (0.86%)
Agriculture	1,110	$27,808,066	$711,123
Energy	403	28,317,182	450,276
Indices	658	50,643,763	206,924
Interest rates	81	4,949,861	85,513
Metals	194	15,055,625	(634,998)
		126,774,497	818,838
Forward Positions (2.70%)
Currencies	25	429,201,348	2,570,167

Total long positions		$555,975,845	$3,389,005

Short positions (-0.36%)
Futures positions (3.90%)
Agriculture	600	$13,214,678	$2,893
Energy	83	5,829,090	391,560
Indices	740	157,031,491	272,644
Interest rates	3,755	802,616,157	2,713,096
Metals	1,062	150,999,241	335,555
		1,129,690,657	3,715,748
Forward positions (-4.26%)
Currencies	21	578,650,217	(4,057,814)

Total short positions		$1,708,340,874	$(342,066)

Total unrealized gain on open contracts (3.20%)			$3,046,939
Cash on deposit and open contracts with brokers (94.48%)			89,954,669
Cash on deposit with bank (9.24%)			8,797,067
Other liabilites in excess of assets (-6.92%)			(6,592,589)
Net assets (100.00%)			$95,206,086

See accompanying notes to consolidatd financial statements.

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

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Operations

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$11,310,368	$10,594,365	$(6,719,004)	$(11,551,786)
Change in unrealized gain (loss) on open positions	2,283,789	(11,672,738)	(202,516)	(6,305,385)
Interest income	827,427	1,906,336	1,906,393	3,800,404
Foreign currency transaction gain (loss)	(72,814)	(68,319)	(111,130)	167,395
Total revenues	14,348,770	759,644	(5,126,257)	(13,889,372)

Expenses:
Commissions	1,248,898	2,576,487	2,675,662	5,297,662
Management fees	654,222	855,966	1,401,617	1,763,276
Incentive fees	—	—	—	—
Ongoing offering expenses	127,000	—	197,000	—
Operating expenses	90,025	180,000	179,724	553,653
Total expenses	2,120,145	3,612,453	4,454,003	7,614,591

Trading income (loss)	12,228,625	(2,852,809)	(9,580,260)	(21,503,963)

Nontrading income (loss):
Interest on nontrading reserve	50,819	6,702	94,867	21,938
Collections in excess of impaired value	1,193,083	—	1,193,083	—
Legal and administrative fees	(62,480)	(176,698)	(443,452)	(445,584)
Management fees paid to U.S. Bank	(166,403)	—	(296,057)	—
Nontrading income (loss)	1,015,019	(169,996)	548,441	(423,646)

Net income (loss)	$13,243,644	$(3,022,805)	$(9,031,819)	$(21,927,609)

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

Consolidated Statement of Changes in Unitholders’ Capital

For the six months ended June 30, 2007

UNAUDITED

Trust Equity	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders’ Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,283,572	$120,482,074	20,218	$1,897,788	1,303,790	$122,379,862
Net loss		(9,448,919)		(131,341)	—	(9,580,260)
Unitholders’ contributions	—	—	—	—	—	—
Unitholders’ redemptions	(309,533)	(25,933,636)	—	—	(309,533)	(25,933,636)
Balances at June 30, 2007	974,039	$85,099,519	20,218	$1,766,447	994,257	$86,865,966

	Participating Owners - LLC Equity/Nontrading		Nonparticipating Owners - LLC Equity/Nontrading		Total Unitholders’ Capital - LLC Equity/Nontrading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,255,537	$4,303,344	1,017,751	$3,488,335	2,273,288	$7,791,679
Net income		232,254		316,187		548,441
Unitholders’ contributions	—	—	—	—	—	—
Reallocation due to redemptions	(270,171)	(920,539)	270,171	920,539	—	—
Balances at June 30, 2007	985,366	$3,615,059	1,287,922	$4,725,061	2,273,288	$8,340,120

Total Unitholders’ capital at June 30, 2007						$95,206,086

	Trust Equity -	Trust Equity -
	Trading	LLC Equity/Nontrading
Net asset value per unit at December 31, 2006	$93.86	$3.43
Net change per unit	(6.49)	.24
Net asset value per unit at June 30, 2007	$87.37	$3.67

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(1)                    General Information and Summary

JWH Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. As of December 1, 2006, R.J. O’Brien Fund Management, LLC. (“RJOFM”) is the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  Units are not currently being offered. The managing owner filed  Post-Effective Amendment Number 3 to the Trust’s Registration Statement on Form S-1 (File No. 333-119560) on July 26, 2007 and plans to offer new units once such Post-Effective Amendment is effective.

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

On August 31, 2005, Refco Group Ltd., LLC acquired the global brokerage operations of Cargill Investor Services, Inc. (“CIS”).  CIS was the owner of CIS Investments, Inc. (“CISI”).  The Managing Owner of the Trust changed from CIS Investments Inc. to Refco Commodity Management, Inc (“RCMI”).  The clearing broker changed from CIS to Refco, LLC , an affiliate of RCMI.  The broker for forward contracts changed from CIS Financial Services, Inc. to Refco Capital Markets, Ltd. (“RCM”), also an affiliate of RCMI.

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

Refco, LLC, the Trust’s former clearing broker was not covered by the October 17, 2005 bankruptcy filing of Refco, Inc. but filed its own bankruptcy petition on November 25, 2005. In addition, a portion of the Trust’s assets (less than 20%, based on net assets as of October 13, 2005) was on deposit with RCM at the time of the bankruptcy filing, exposing a number of the Trust’s foreign currency contracts and cash held at RCM to the risk of non-return of these assets.  While RCM has unwound any outstanding foreign currency contracts, the Trust does not expect that in the near future it will be able to access those assets or that its rights and/or claims in connection with RCM’s bankruptcy will be fully resolved.

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

Management does not believe that the bankruptcy filings of Refco, Inc., RCM, or Refco LLC will have a material impact upon the operations of the Trust or its ability to satisfy a request for redemption. In this regard,  the operations of the Trust, including the trading activities of the underlying asset manager, have continued with minimal interruption.  In particular, with respect to redemptions made as of October 31, 2005, and thereafter, the Trust made payment in an amount that represented the proportionate share of the Trust’s net assets that were held at Lehman and later held at RJO, while reserving payment with respect to the Trust’s assets held at RCM, plus a cash reserve in connection with expenses in pursuit of its rights and/or claims against RCM and other potential third parties.  As such, through December 31, 2006 the Trust reserved payment with respect to any redemption proceeds until these monies held at RCM were remitted to the Trust or the Trust’s rights and/or claims against RCM and/or such potential third parties were resolved.

Generally, investors in the Trust may redeem units effective as of the last trading day of any month of the Trust based on the Net Asset Value per unit on such date with five business days’ prior written notice to the Managing Owner. Effective October 31, 2005, the Net Asset Value per unit was split into a “Trading account” and a “Non-Trading” account, the latter representing the assets held at RCM plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims. On October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units were transferred to the Non-Trading account.  All unitholders of record as of October 1, 2005 retained their pro-rata right to the assets in the Non-Trading account with the equivalent number of units held in the Trust prior to RCM bankruptcy.

On October 12, 2006, RCMI, RJO, and RJO’s acquisition subsidiary, RJOFM entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) that provided for, among other things, RJOFM to purchase RCMI’s managing owner interest in the Trust. The Asset Purchase Agreement also provided for RCMI to commence a proceeding under chapter 11 of the Bankruptcy Code and to obtain the Bankruptcy Court’s approval of the Asset Purchase Agreement and the transactions set forth therein.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679 to the LLC. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.  U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a)             Any untiholders who had redeemed their entire interest in the Trust prior to distribution shall receive cash (“Non Participating Owners”).

(b)            Any unitholders who had continued to own units in the Trust shall receive additional units in the Trust at the then Net Asset Value of the Trust (“Participating Owners”).

The unitholders have no rights to request redemptions from the LLC.

The LLC has agreed to compensate US Bank, as manager, the following: (1) An initial acceptance fee of $120,000,  (2) An annual fee of $25,000,  (3) A distribution fee of $25,000 per distribution,  (4) Out-of-pocket expenses,  and  (5) an hourly fee for all personnel at the then expected hourly rate  ($350 per hour at execution of agreement).

This transfer of net asset was recorded on a historical cost basis as it was between entities under common control.

See Note (6) for further detail regarding collection and distribution activity related to the assets held at RCM.

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

(d)           Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 3% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through June 30, 2007 will receive the Net Asset Value per Unit represented by assets held in the Trading account.  As of September 1, 2007, the redemption penalty will be reduced to 2%.

(e)           Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $197,000 in ongoing offering costs were accrued during the first six months of 2007.

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

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of June 30, 2007, there were no such eligible investors in the Trust. As of September 1, 2007, large investors will no longer be eligible for the Special Brokerage Fee.

Since December 1, 2006, the Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO.  As such, the Managing Owner and/or affiliates receive all commissions after December 1, 2006 that were recorded as such in the financial statements.

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

(i)            Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Trust (and the LLC after December 31, 2006) at RCM are reported at fair value as determined in good faith by  Management after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by Management from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that Management would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Trust vis-a vis other customers / creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by the Management.

Any recovery from RCM shall be credited against the then book value of the claim. The book value is reviewed each month to determine if further impairment has occurred based upon facts then available.

Through June 30, 2007, the Trust and/or LLC had received amounts in excess of the original impairment resulting in no remaining book value.

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

Under signed agreement JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of the Trust’s month-end net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month. These management fees were not paid on the Nontrading/LLC net assets.

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

(4)                    Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The LLC will also be teated as a partnership. The only significant differences in financial and income tax reporting basis are unrealized gains (losses) and the $39,580,944 impairment of Nontrading/LLC assets.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the periods ended June 30, 2007 and 2006, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2007, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

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

Management elected to retain $983,648 of the above proceeds for legal and administrative expenses and to distribute $9,335,669. Unitholders who had previously redeemed units of the Trading account received cash in the amount of $4,180,958. Unitholders who had not previously redeemed units of the Trading Account received 54,914 additional units of the Trading account in exchange for $5,154,711 which represented their share of the total distribution of $9,335,669. As the cash distribution was in process as of December 31, 2006, the Trust reflected distributions payable of $4,180,958 as of that date.

Effective January 1, 2007, the LLC, was established to pursue the claims against RCM.  On January 1, 2007, the Trust transferred all nontrading assets and liabilities, which had a net asset value of $7,791,679, to the LLC.   Any funds obtained by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc., net of expenses, as explained in Note 1.

On April 20, 2007, the LLC received a second partial recovery from RCM in the amount of $2,787,629.

On June 7, 2007, the LLC received a third partial recovery from RCM in the amount of $265,758.

On June 28, 2007, the LLC received a fourth partial recovery from RCM in the amount of $4,783,640.  This recovery, along with the previous recoveries, resulted in reducing the balance of the amount due from former brokers to zero and recording a nontrading gain of $1,193,083, which is reflected as “collections in excess of impaired value” on the Consolidated Statement of Operations,  as the recoveries have exceeded management’s original estimate of impairment reflected in 2005.

(7)           Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month and six-month periods ended June 30, 2007 and 2006.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net asset value of trading units at beginning of period	$76.46	$102.25	$93.86	$112.96
Trading income (loss) per unit	10.91	(2.70)	(6.49)	(13.41)
Net asset value of trading units	$87.37	$99.55	$87.37	$99.55

Total Return:
Total return before incentive fee	14.27%	(2.64%)	(6.91%)	(11.87%)
Less incentive fee allocation	0.00%	0.00%	0.00%	0.00%
Total Return:	14.27%	(2.64%)	(6.91%)	(11.87%)

Ratios to average net assets:

Trading income (loss):	13.65%	(1.73%)	(9.52%)	(12.33%)

Expenses:
Expenses less incentive fees	(2.37%)	(2.19%)	(4.43%)	(4.37%)
Incentive fees	0.00%	0.00%	0.00%	0.00%
Total expenses	(2.37%)	(2.19%)	(4.43%)	(4.37%)

The calculations above do not include activity within the trust’s LLC equity/nontrading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month and six-month periods ended June 30, 2007 and 2006. The amounts are not annualized.

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

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  JWH monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of R.J. O’Brien & Associates, LLC (“RJO”), the Trust’s clearing broker and the broker for forward contracts.   RJO generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

(b)           Liquidity

The Trust’s assets at June 30, 2007 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in currencies other than dollars, the Trust earns interest at a rate of LIBOR less 100 basis points..  For the fiscal quarter ended June 30, 2007 and 2006, the Trust had received or accrued to receive trading interest of $827,427 and $1,906,336 respectively.  For the six months ended June 30, 2007 and 2006, the Trust had received or accrued to receive trading interest of $1,906,393 and $3,800,404, respectively.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first two quarters of fiscal years 2007 and 2006.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2007

The Trust recorded net gain of $12,228,625 or $10.91 per unit in the second quarter of 2007. As of June 30, 2007, the Trust had gained 6.80% since its inception in June 1997.

The Trust’s performance was positive for the month of April.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency sector was the best performer for the month as the euro reached a historical high against both the U.S. dollar and the Japanese yen. and the British pound reached a 25-year high against the dollar. The dollar weakened on speculation that the Federal Reserve Board would cut rates. At the same time, expectations grew that the European Central Bank and the Bank of England would raise rates as their economies strengthened.  The Japanese yen reached a record low against the euro and was weaker against major currencies. The majority of the sector was positive for the month, with the largest gain achieved in the euro. The agriculture sector was positive for the month. Gains in N.Y. cotton and coffee were partially offset by losses in CBOT wheat.  N.Y. cotton trended lower throughout April as supply continued to outpace demand.  U.S. exports to China, the largest consumer of the fiber, fell to 1.5 million bales  from 5.4 million bales a year earlier.  N.Y. coffee continued to trend lower and fell to a six-month low due to increases in inventories from last year. Wheat, which had been trending lower prior to the cold weather at the beginning of the month , suffered a reversal due to the resulting global supply concerns. The global stock indices sector was positive for April driven by  stronger-than-expected 1st quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  In April, the S&P 500 gained 4.3%, the Dow Jones Industrial Average soared 5.7%, and the Euro Stoxx 50 gained .2%. Osaka Nikkei was slightly negative as the Trust exited positions when Asian stocks fell on April 19th in reaction to China’s benchmark CSI 300 Index falling 4.7%.  The metals sector was positive for the month as LME copper strengthened in April to the highest it has been in more than 7 months.  Gold also added to performance as the precious metal reached an 11 month high.  Silver was negative for the month as speculation that the rally in precious metals was overdone which caused reversals as prices dropped. The energy sector was negative for the month. Natural gas fluctuated throughout the month as weather drove demand.  Crude oil, the sector’s worst performer,  fell to $61.34 a barrel on April 19th before reversing to $66.70 a barrel on April 27th.  The interest rate sector was negative for the month on uncertainty in interest rate policy of the world’s two largest economies.  Both U.S. Treasuries and Japanese Government 10-year Bonds (JGBs) were trendless in April. While uncertainty surrounded the state of these two economies, the German Benchmark 10-year bund and the British long gilts supported performance. Bund yields rose to their highest level since August 2005.

The Trust’s performance was positive for the month of May.  The interest rate sector was the Trust’s strongest performer for the month.   Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The German Benchmark 10-year bund led performance as consumer confidence climbed and manufacturing expanded in the euro region economy. U.S. Treasuries also bolstered performance as the benchmark 10-year bond yield increased 26 basis points since April 30th, its biggest monthly increase since March 2006.  The indices sector was also positive for May as equity markets reached new highs due to continued economic growth in Europe and indications from the U.S. Federal Reserve Board (Fed) that growth would accelerate.  $1.1 trillion of announced Merger and Acquisition deals so far this year pushed the S&P 500 past its 2000 peak. The EuroStoxx 50 and Nasdaq E-mini led performance as the NASDAQ ended the month at 2604.52, its highest level since February 2001.The energy sector was negative for the month as energy markets remained range-bound.  U.S. oil futures traded between $60 and $67 the past two months as ample domestic stockpiles countered the impact of supply shutdowns in Alaska and Nigeria.  The metals sector was negative for the month.  The LME Copper strengthening trend faltered during the month on speculation that China may be oversupplied.  Gold limited performance as it fell to a two-month low in May.  Silver dropped 0.7 % in May.  Despite the drop, gold has gained 4.5 % for the year, while silver has risen 4.1%. The currency sector was negative for the month. The U.S. dollar rebounded in May from an all-time low against the euro and rose 1% against the British pound.  The dollar reversed as signs of economic strength reduced the likelihood of cuts in interest rates by the Fed.  A majority of the sector’s losses were offset by the dollar’s strengthening against the Japanese yen.  The U.S. currency gained 1.9 % against the yen in May and reached a three-month high.  The agriculture sector was negative for the month.  Soybean futures rallied to a 35-month high as U.S. farmers said they would cut soybean acreage  67.1 million, the smallest since 1996.  Trend reversals in London sugar, CBOT Wheat and New York coffee more than offset the gains. Bean oil was the sector’s best performer.

 The Trust’s performance was positive for the month of June.  The  interest rate sector was positive as European government bonds recorded their steepest quarterly decline in almost 8 years.  The German Benchmark 10-year bund trended lower for the fourth month in June.  The yield touched 4.70 % on June 13th, its’ highest since August of 2002.  U.S. Treasuries also fell, suffering their biggest quarterly decline since the 1st quarter of 2006. The energy sector was positive in June as increased terrorism fears combined with lower supplies in petroleum-based products and higher supplies in natural gas drove the sector’s performance.  Natural gas futures for August delivery plunged to a five-month low. This move occurred after a weekly government report indicated that inventories rose more than analysts expected and the outlook for colder temperatures this summer was likely to cut demand. The currency sector was positive for the month as the Japanese yen suffered its biggest quarterly loss against the euro and the dollar since 2001.  The weakness of the U.S. dollar against both the British pound and the euro limited the sector’s gains.  The weakness was caused by speculation that the Federal Reserve Board would keep borrowing costs unchanged for the remainder of the year, while both the Bank of England and the European Central Bank would continue to raise rates.The metals and agriculture sectors were basically flat for the month, while the indices sector was slightly negative as range-bound markets and trend reversals dominated these sectors.  The only components that exhibited noteworthy performance were  wheat and corn.  The Trust profited as  wheat futures  trended higher. The gains were offset by losses in corn.  Corn plunged to a 12-week low in Chicago after the government said U.S. farmers planted more acres than forecast in March and the most since 1944. The Trust recorded a trading gain of 7.08% for the month.  The June month-end trading NAV was $ 87.37.

During the quarter no units were sold. Beneficial owners redeemed a total of 200,636 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 974,039 units outstanding owned by the Beneficial Owners and 20,218 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2007, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2006

The Trust recorded net loss of $3,022,805 or $2.78 per unit in the second quarter of 2006. As of June 30, 2006, the Trust had gained 7.13% since its inception in June 1997.

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

The Trust’s performance was positive for the month of April. The metals sector had strong gains in both precious and base metals. The interest rate and currency sectors also added to performance with higher global interest rates and a weakening U.S. dollar. The energy sector had modest gains while volatility hampered performance in the agriculture and indices. The metals sector was positive with all components being profitable for the month.  Gold climbed above $650/oz for the first time in 25 years.  The escalating dispute with Iran, combined with a falling U.S. dollar, helped to push the precious metal higher during the month. Silver added to performance, rallying on speculation that investor demand will grow with a new offering of an exchange-traded silver-backed fund.  Gains were achieved in LME copper rally fed by speculation that disruptions at mines would curb supplies.  Further gains were achieved as LME aluminum reached a 17-year high in London as growing demand in the U.S. and China drove prices higher. The fixed-income sector was the Trust’s strongest performing sector as European, Japanese and U.S. fixed income markets sold off.  The largest gain in the sector was in the German benchmark 10-year bund, touching a 4% yield for the first time since October 2004 on speculation that the European Central Bank will raise its key rates this year. The Japanese 10-year bond (JGB) also added to the sector’s performance as it fell for a fifth month on concerns that the Bank of Japan will also raise interest rates this year. The 10-year gilt (UK) fell for the fourth consecutive month pushing yields to a one-year high of 4.71%.  The only loss in this sector came from the euro-yen. The currency sector was positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. Federal Reserve Chairman Ben Bernanke said in testimony to Congress that the central bank may stop raising rates “at some point”, ending an almost a two-year cycle of rate increases.  Meanwhile, speculation was increasing that the Bank of Japan, the Swiss National Bank and the European Central Bank would all raise rates.  The dollar extended its losses even further after the University of Michigan said its index of consumer sentiment decreased from 88.9 to 87.4.  The dollar fell 4.1 % against the euro (largest gain in this sector), the biggest monthly decline since December 2003, and the British pound gained against the dollar for a fourth week, its longest winning streak in a year.  Hindering performance was the strength of the yen which rallied after the G-7 called for faster currency appreciation in Asia and after China unexpectedly lifted its key interest rate for the first time since October 2004.  The largest loss was in the Australian dollar. Performance in the energy sector was also positive during the month. Concerns that

UN-imposed sanctions could lead Iran to cut shipments, drove the June crude oil contract to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement reached a new high of $74.79 a barrel.  Mild weather in the U.S., however, hindered performance as natural gas fell 20% and approached a nine-month low as demand slowed. The indices sector was slightly negative for the month as increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment hindered performance. Asian stocks dropped from a sixteen-year high during the month after China unexpectedly raised its key lending rate. The rate rise sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing economy. The largest gain in this sector was the All Ordinaries Index while the largest loss occurred in Eurostoxx 50. The agriculture sector was the Trust’s worst performing sector, but was only slightly negative for the month. Cotton fell to its lowest close since December 2. The gains in cotton however were not enough to offset the losses in the rest of the sector dominated by choppy price action. The largest loss occurred in N.Y. coffee.  The Trust recorded a trading gain of 10.68% for the month. The April month-end trading NAV was $113.17.

The Trust’s performance was negative in May as the interest rate, metals, agriculture and stock indices sectors saw broad market corrections in the second half of the month. Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.  A major catalyst for the reversal was the news that the Federal Reserve on May 10th signaled that “further policy firming may yet be needed” instead of signaling a possible “pause”. This unexpected announcement caused the equity markets to fall in response. The currency sector was positive for the month despite extreme volatility. The U.S. dollar lost 1.4% against the euro and 1.1% against the Japanese yen as investors expected central banks in Europe and Japan to raise interest rates at a quicker pace than the Federal Reserve.  For the year, the U.S. dollar has fallen 7.5% against the euro and 4.4% against the yen.  The largest gain in the sector was the British pound, which posted its first back-to-back monthly gain against the U.S. dollar since the end of 2004. The euro/Japanese yen cross has the largest loss. The fixed income sector was the Trust’s worst performing sector as uncertain inflationary prospects and global growth led to increased volatility.  The worst performer in the sector was the ten-year Japanese government bonds (JGBs), which ended its longest losing streak since 1990 with flight-to-quality moves from the Japanese stock and commodity markets.  JGBs had risen to 2.005% on May 10th, the highest rate since August 1999. The largest gains in this sector were in the U.S. 10-year note and the 3-month eurodollar. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month.  Brent crude oil for July settlement touched a contract high of $74.97 a barrel on May 2nd and May 3rd as attacks in Nigeria and tensions with Iran kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. The largest gain in the sector was natural gas which closed the month at its highest price in almost three weeks in New York. The largest loss was crude oil. The metal sector was also negative for the Trust for the month as precious and base metals fell from record highs set earlier in the month.  With Investor profit taking, a strengthening of the U.S. Dollar, lower energy prices and the U.S. joining nuclear talks with Iran and the EU, gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th.  Aluminum rose on the London Metal Exchange (LME), due to speculation that a fifth of the Alcoa Inc.’s U.S. workers may go on strike. LME copper was the best performer in this sector as its futures reached a record high on May 12th of $8,600. The largest loss in this sector occurred in silver as concerns that rising global interest rates may curb demand in India and China. Indices also underperformed for the month driven by the Federal Reserve’s uncertainty about inflation, and the lackluster U.S. consumer confidence report.  The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high.  However, global equity markets began to fall after the Federal Reserve meeting on May 10th, when it became apparent an additional rate hike was still a possibility in June.  As a result, U.S. stocks ended May with their worst monthly decline in almost two years.  The Dow Jones Industrial Average lost 1.7% during the month, while the Nasdaq fell 6.2%. The only gain in this sector was in the Nasdaq E-Mini. The largest loss occurred in the Nikkei (Osaka). The agriculture sector was also slightly negative for the Trust for the month as London and New York sugar hindered performance.  Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.  Contributing to sugar’s fall in London was speculation that the European Union will increase exports, and that Brazilian sugar exporters will accelerate shipments as the nation’s currency weakens.  The largest gain in this sector was in New York coffee. The Trust recorded a trading loss of 1.15% for the month. The May month-end trading NAV was $111.87.

The Trust’s performance was negative for the month of June. All six sectors were negative with the currency and interest rate sectors being responsible for the majority of the Trust’s losses. These sectors saw trend-reversing markets caused by anticipated, but unrealized, fears that the Federal Reserve would raise rates at its June 29th meeting and reinforce expectations for further rate increases. Currencies were the Trust’s worst performing sector as the U.S. dollar strengthened against most major currencies.  Stronger than expected June core Consumer Price Index (CPI) coupled with statements from Federal Reserve Chairman Bernanke, led to speculation that the Federal Reserve might raise rates 50 basis points.  The Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its 2-year cycle of rate increases.  As a result, the dollar reversed and weakened during the last two days of the month: 5.3% lower vs. the euro and 2.8% vs. the yen - the greatest percentage decrease since the last quarter of 2004.  The largest loss occurred in the Japanese yen, while the largest gain was achieved in the South African rand. The interest rate sector was unprofitable for the month led by declines in the U.S. 10-year and 30-year treasury bonds and German 10-year government bonds (bunds).  Treasuries began the month strengthening only to sell-off after the core CPI came in higher than expected. This data, along with Federal Reserve Chairman Bernanke’s comments, put pressure on the entire U.S. fixed income market. Bonds rebounded the last two days of the month after the Federal Reserve raised rates only 25 basis points.  The gains marked the Treasuries’ 2nd straight quarterly loss and worst yearly start since 1999.  On June 8th, the European Central Bank (ECB) raised its benchmark interest rate to 2.75% for its third hike in six months, and other ECB council members signaled that the ECB was ready to increase rates further. The largest gain occurred in eurodollar (3-month), while the largest loss occurred in the U.S. 30-year bond. The metals sector was also negative for the month as both base and precious metals continued to retreat from May highs.  With a stronger dollar, gold fell to a three month low of $542.45/ounce, only to surge again the last 2 days of the month. Gold is still up 18% for the year. All components of this sector were negative with the largest loss coming from gold. The agriculture sector also underperformed during the month as weather conditions had severe affects on various crops worldwide. Wheat, which was the sector’s worst performer, fell to a five-week low in the middle of June. Corn and soybeans also hindered performance as prices fell due to Midwest rains. The only gain in this sector was N.Y. coffee. Indices were slightly negative for the month again as speculation over the Federal Reserve meeting caused severe market fluctuations.  Most of the world’s equity markets suffered losses during the first three weeks of the month. Speculation that the actions of the Federal Reserve would hurt economic growth and 16 central banks raising interest rates during the month fueled the losses.  As it became evident that the Federal Reserve was actually closer to ending its rate-hiking cycle, world equity markets rallied. The largest gain was in the Nasdaq E-Mini, while the largest loss occurred in Eurostoxx 50. The energy sector was also slightly negative for the month due to choppy market conditions. Weakness in the markets at the beginning of the month was replaced by strength due to renewed tensions in the Middle East and speculation that gasoline consumption will jump during the 4th of July holiday weekend.  Crude oil futures for August delivery touched $74.10 on the NYMEX, after falling to a low of $68.75 during the month. The largest gain in this sector was in natural gas. The largest loss was in crude oil. The Trust recorded a trading loss of 11.01% for the month. The June month-end trading NAV was $99.55.

During the quarter no units were sold. Beneficial owners redeemed a total of 143,060 units during the quarter. The Managing Owner redeemed 0 units during the quarter. At the end of the quarter there were 1,461,076 units outstanding owned by the Beneficial Owners and 24,017 units outstanding owned by the Managing Owner.

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

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.83 per unit in the first quarter of 2006  As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

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

The Trust’s performance was positive for the month of March.  Performance was led by the fixed income, indices and metals sectors.  Limiting the Trust’s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors. The fixed income sector was the Trust’s strongest performer for month as German, Japanese, and U.S. government debt endured increased consumer confidence and rising inflationary fears. The bund fell for the seventh consecutive month, as reports showed business confidence at an almost 15-year peak. The Japanese 10-year government bonds (JGB’s) fell after the Bank of Japan ended its 5-year policy of flooding the Japanese economy with cash.  U.S. treasuries posted their biggest quarterly drop since 2004 on concerns that inflationary growth will cause the Federal Reserve to increase its interest rate target.  The Federal Reserve and the European Central Bank raised their interest rates 25 bps, but the true catalyst for the sell-off was growing speculation that both would be forced to continue to raise rates after confidence reports released were much stronger than expected. The largest gains in this sector were achieved in the bund and the JGB’s, while the largest loss occurred in the Australian 3-year bond.   The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries Index rose 8% this quarter, while the Nasdaq Composite Index rose to a 5- year high.  The Nikkei (Osaka) was the best performer in the sector.  The only loss occurred in the Nasdaq E-Mini.  The metals sector was also profitable for the Trust for the month as silver reached $11.66 on March  30th, the highest intra-day price since September 1983.   Silver gained 21% this month alone in anticipation of approval for the first exchange-traded fund for this precious metal.  Also helping this sector’s performance was LME copper, which was up approximately 25% for the quarter.  This metal, used in wiring and plumbing, continued to set new all time highs towards the end of the month as demand for the metal continued, especially in China.  The only loss in this sector occurred in gold.  The energy sector was the Trust’s worst performing sector as geopolitically-induced volatility limited gains.  Crude oil rose to a 2-month high and gasoline surged as U.S. supplies declined and the UN asked Iran to curb its nuclear program.   Prices then fell after Iran said it would not use crude oil as leverage in a dispute with western countries over its nuclear program.  All components of this sector were negative for the month with the largest loss coming from crude oil.  The currency sector was also negative for the month as range-bound trading continued to negatively affect the Trust’s long-term trend following approach.  Although some currencies had directional moves during the month, they were then accompanied by strong reversals.  Since December 2005 the U.S. dollar has dropped 2.3% and 1.25% against the euro and the British pound, respectively. The largest gains in this sector were achieved in the euro/yen cross, Australian dollar and the New Zealand dollar while the largest losses occurred in the euro and Polish zloty.  The agriculture sector was slightly negative for the Trust as gains made in London sugar were offset by the weakness in CBOT wheat and corn. Sugar prices in London hit their highest levels since 1989 on speculation that expensive oil will force Brazil, the world’s largest sugar producer, to direct more of its output towards producing ethanol. Wheat prices weakened as rains revived winter crops in the U.S. Great Plains.  Corn hurt performance as prices in Chicago rose after U.S. farmers indicated that they plan to slash this year’s plantings to 2001 levels.  The Trust recorded a trading  gain of 2.04% for the month.  The March month-end trading NAV was $102.25.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust at the time this quarterly report was filed, including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors disclosed in the Trust’s post-Effective Amendment Number 3 filed on July 26, 2007, are hereby incorporated by reference.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None

b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2007:

Month	Units Redeemed	Redemption Date NAV per Unit
April	40,089	$81.25
May	97,215	$81.59
June	63,332	$87.37
Total	200,636

Units sold 4/1/07 through 6/30/07: 0

Units unsold through June 30, 2007: 5,483,886.43, ($ 479,127,157)

Aggregate price paid for units sold 4/1/07 through 6/30/07: $0

Item 6.  Exhibits

a)              Exhibits

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant(1)

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(2)

3.03	First Amendment to the Sixth Amended and Restated Declaration and Agreement of Trust(3)

3.04	Second Amendment to the Sixth Amended and Restated declaration and Agreement of Trust(4)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

(3) Incorporated by reference from the exhibit of the same description filed on December 7, 2007 on Form 8-K.

(4) Incorporated by reference from the exhibit of the same description filed on July 26, 2007 with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-119560).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date:	August 14, 2007

By:	R.J. O’Brien Fund Management, LLC.,
Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Chief Financial Officer