Form 10-Q
period 2007-09-30
JWH GLOBAL TRUST
filed 2007-11-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission File Number:  000-22887

JWH GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South Riverside Plaza
Suite 900
Chicago, IL  60606
(Address of principal executive offices) (Zip Code)

(312) 373-5000
(Registrant's telephone number, including area code)

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
☐ Yes         ☒ No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements
JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2007	December 31, 2006
	UNAUDITED
Assets
Assets:
Equity in commodity trading accounts:
Cash on deposit with brokers	$72,108,525	$119,334,561
Unrealized gain on open contracts	5,339,605	3,249,456
Cash on deposit with former brokers	-	6,643,944
Cash on deposit with bank	16,653	10,654,714
Cash on deposit with bank - nontrading	6,878,204	463,488
	84,342,987	140,346,163

Interest receivable	217,472	359,067
Total Assets	$84,560,459	$140,705,230

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$238,932	$518,368
Accrued management fees	129,325	431,641
Accrued incentive fees	-	-
Accrued offering expenses	127,005	37,533
Accrued operating expenses	81,943	428,002
Redemptions payable trading	1,236,318	4,577,801
Redemptions payable - nontrading	-	4,180,958
Accrued legal fees - nontrading	46,786	359,386
Accrued management fees to U.S. Bank - nontrading	71,256	-
Distribution payable - nontrading	434,650	-
Total liabilities	2,366,215	10,533,689

Unitholders' capital:
Unitholders’ capital (trading):
Beneficial owners (920,453 and 1,283,572 units outstanding at
September 30, 2007 and December 31, 2006, respectively)	74,209,757	120,482,074
Managing owner (20,218 units outstanding at
September 30, 2007 and December 31, 2006)	1,629,975	1,897,788

Unitholders' capital (LLC equity/nontrading):
Participating owners (864,536 and 1,255,537 units outstanding at
September 30, 2007 and December 31, 2006, respectively)	2,416,635	4,303,344
Nonparticipating owners (1,408,752 and 1,017,751 units outstanding at
September 30, 2007 and December 31, 2006, respectively)	3,937,877	3,488,335

Total unithiolders' capital	82,194,244	130,171,541

Total Liabilities and Unitholders’ Capital	$84,560,459	$140,705,230

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of September 30, 2007
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (10.43%)
Futures Positions (6.00%)
Agriculture	1,244	$34,585,394	$2,659,456
Energy	399	30,192,921	827,020
Indices	386	44,627,450	433,665
Interest rates	2,864	678,361,968	(490,434)
Metals	396	30,159,642	1,496,146
		817,927,375	4,925,853
Forward positions (4.43%)
Currencies	22	368,985,985	3,644,853

Total long positions		$1,186,913,360	$8,570,706

Short positions (-3.93%)
Futures Positions (-0.93%)
Agriculture	211	$3,215,563	$(23,299)
Energy	53	4,304,490	10,430
Indices	135	9,800,905	(531,948)
Interest rates	441	89,590,170	(61,853)
Metals	217	15,737,950	(160,375)
		122,649,078	(767,045)
Forward positions (-3.00%)
Currencies	9	137,709,587	(2,464,056)

Total short positions		$260,358,665	$(3,231,101)

Total unrealized gain on open contracts (6.50%)			$5,339,605
Cash on deposit and open contracts with brokers (87.73%)			72,108,525
Cash on deposit with bank (8.39%)			6,894,857
Other liabilites in excess of assets (-2.61%)			(2,148,743)
Net assets (100.00%)			$82,194,244

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

See accompanying notes to consolidatd financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(8,001,847)	$(7,547,202)	$(14,720,850)	$(18,939,188)
Change in unrealized gain (loss) on open positions	2,317,304	9,617,817	2,114,790	3,312,432
Interest income	690,629	1,720,376	2,597,161	5,520,780
Foreign currency transaction gain (loss)	5,192	(340,815)	(105,937)	(333,220)
Total revenues	(4,988,722)	3,450,176	(10,114,836)	(10,439,196)

Expenses:
Commissions	1,098,169	2,003,834	4,155,914	7,076,814
Management fees	388,223	827,994	1,407,759	2,815,953
Incentive fees	-	-	-	-
Ongoing offering expenses	60,000	-	257,000	-
Operating expenses	187,643	180,000	367,367	733,653
Total expenses	1,734,035	3,011,828	6,188,040	10,626,420

Trading income (loss)	(6,722,757)	438,348	(16,302,876)	(21,065,616)

Nontrading income (loss):
Interest on nontrading reserve	80,613	4,214	175,481	26,151
Collections in excess of impaired value	2,589,725	-	3,782,808	-
Legal and administrative fees	(85,849)	(250,796)	(529,301)	(696,380)
Management fees paid to U.S. Bank	(23,525)	-	(319,582)	-
Nontrading income (loss)	2,560,964	(246,582)	3,109,406	(670,229)

Net income (loss)	$(4,161,793)	$191,766	$(13,193,470)	$(21,735,845)

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2007
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,283,572	$120,482,074	20,218	$1,897,788	1,303,790	$122,379,862
Net loss		(16,035,063)		(267,813)	-	(16,302,876)
Unitholders’ contributions	23,183	1,758,626	-	-	23,183	1,758,626
Unitholders’ redemptions	(386,302)	(31,995,880)	-	-	(386,302)	(31,995,880)
Balances at September 30, 2007	920,453	$74,209,757	20,218	$1,629,975	940,671	$75,839,732

Unitholders' Capital (LLC Equity/Nontrading)	Participating Owners- LLC Equity/Nontrading		Nonparticipating Owners- LLC Equity/Nontrading		Total Unitholders' Capital- LLC Equity/Nontrading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2006	1,255,537	$4,303,344	1,017,751	$3,488,335	2,273,288	$7,791,679
Net income (loss)		1,182,981		1,926,425	-	3,109,406
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(391,001)	(1,311,064)	391,001	1,311,064	-	-
Unitholders' distribution	-	(1,758,626)	-	(2,787,947)	-	(4,546,573)
Balances at September 30, 2007	864,536	$2,416,635	1,408,752	$3,937,877	2,273,288	$6,354,512

Total Unitholders Capital at September 30, 2007						$82,194,244

	Unitholders' Capital (Trading)	Unitholders' Capital (LLC Equity/Nontrading)
Net asset value per unit at December 31, 2006	$93.86	$3.43
Net change per unit	(13.24)	(0.63)
Net asset value per unit at September 30, 2007	$80.62	$2.80

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

(1)

(1)  General Information and Summary

JWH Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. As of December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the managing owner of the Trust. R.J. O’Brien & Associates, LLC (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  Units are not currently being offered. The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177) and plans to offer new units once such registration statement is effective.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:
 (1) the beneficial owners holding more than 50% of the outstanding units notifying the Managing Owner to dissolve the Trust as of a specific date; (2) disassociation of the Managing Owner with the Trust; (3) bankruptcy of the Trust; (4) a decrease in the net asset value to less than $2,500,000; (5) a decline in the net asset value per unit to $50 or less; (6) dissolution of the Trust; or (7) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

On August 31, 2005, Refco Group Ltd., LLC acquired the global brokerage operations of Cargill Investor Services, Inc. (“CIS”).  CIS was the owner of CIS Investments, Inc. (“CISI”).  The Managing Owner of the Trust changed from CIS Investments Inc. to Refco Commodity Management, Inc. (“RCMI”).  The clearing broker changed from CIS to Refco, LLC, an affiliate of RCMI.  The broker for forward contracts changed from CIS Financial Services, Inc. to Refco Capital Markets, Ltd. (“RCM”), also an affiliate of RCMI.

On October 10, 2005, Refco, Inc., the ultimate parent of RCMI, announced that it had discovered through an internal review a receivable owed to Refco, Inc., by an entity controlled by Phillip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco, Inc., in the amount of approximately $430 million.  Mr. Bennett has been charged with securities fraud in connection with this matter and various actions have been filed against Refco, Inc.  Thereafter, on October 13, 2005, Refco, Inc. announced that the liquidity within Refco Capital Markets, Ltd. (“RCM”) was no longer sufficient to continue operations, and that RCM had imposed a fifteen (15) day moratorium on all of its activities in an attempt to protect the value of that enterprise.

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

RCMI filed a voluntary petition (the “RCMI Bankruptcy Petition”) in the United States Bankruptcy Court for the Southern District of New York on October 16, 2006, for relief under Chapter 11 of Title 11 of the United States Code. Contemporaneously with the filing of the RCMI Bankruptcy Petition, RCMI filed, a motion requesting that the Bankruptcy Court authorize RCMI to sell and assign substantially all of its assets, including its interest as managing owner of the Trust, pursuant to the terms of the Asset Purchase Agreement.  Pursuant to the terms of the Asset Purchase Agreement, as of October 13, 2006, all clearing functions were moved from Lehman to RJO.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679 to the LLC. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.  U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

    (a)  Any unitholder who had redeemed their entire interest in the Trust prior to distribution shall receive cash (“Non Participating Owners”).

    (b)  Any unitholder who had continued to own units in the Trust shall receive additional units in the Trust at the then Net Asset Value of the Trust (“Participating Owners”).

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

(d)  Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption. As of September 1, 2007, any redemption made during the first eleven months of investment is subject to a 2% redemption penalty, payable to the Managing Owner. Prior to August 31, 2007, the redemption penalty was 3%. Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Sixth Amended and Restated Declaration and Agreement of Trust, as amended, contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through September 30, 2007 received the Net Asset Value per Unit represented by assets held in the Trading account.

(e)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $257,000 in ongoing offering costs were accrued during the first nine months of 2007.

(f)    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 6.0% per annum (or 0.50% per month) of the Trust’s month-end assets after reduction of the management fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid is reduced by exchange fees paid by the Trust.  Commissions were not paid on the Nontrading/LLC account. As of September 1, 2007, the brokerage fee was  reduced from 6.0% annually to 5.0% of the Trust’s month end assets on an annual basis (or approximately 0.417% per month).

Certain large investors are eligible for a “Special Brokerage Fee Rate” of 4.5% per year.  As of August 31, 2007, there were no such eligible investors in the Trust. As of September 1, 2007, large investors were no longer  eligible for the Special Brokerage Fee.

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

(i)    Valuation of Assets Held at Refco Capital Markets, Ltd.

Assets held by the Trust (and the LLC after December 31, 2006) at RCM are reported at fair value as determined in good faith by  RJOFM after consideration of all factors, data and information, including information from financial institutions with no affiliation to RCM, analysis of the current market which has developed to purchase RCM creditor claims, the current demand and willingness of third parties to purchase RCM claims and financial information received by RJOFM from RCM. The value assigned to this asset is based upon available information and does not necessarily represent amounts which might ultimately be realized. Furthermore, this value assumes that RJOFM would recommend selling these claims to a third party as opposed to holding RCM assets until the RCM estate makes a distribution to RCM customers and creditors which may or may not be the case. Because of the inherent uncertainty of valuation due to the inability to estimate recoverable RCM assets necessary to remit payment to customers and creditors as well as the uncertainty as the standing of the Trust vis-a vis other customers / creditors, the estimated fair value could be significantly higher or lower than the fair value assigned by the RJOFM.

Prior recoveries from RCM were credited against the then-impaired book value of the claim. Through September 30, 2007, the Trust and/or LLC had received amounts in excess of the original impairment resulting in no remaining book value. Any future recoveries will be reflected as "collections in excess of impaired value" on the Consolidated Statement of Operations, as the recoveries have exceeded management's original estimate of impairment. See Note (6) for additional information.

Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not estimatable.

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

(3)  Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing four of its trading programs,  JWH GlobalAnalytics®, the Financial and Metals Portfolio, the International Foreign Exchange program and the Global Diversified Portfolio.

Pursuant to the Trust’s agreement with JWH, JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the Brokerage Fee at an annual rate of 1.25% of the Trust’s month-end net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month. These management fees were not paid on the Nontrading/LLC net assets.

The Trust also pays  JWH a quarterly incentive fee equal to 20% of the net trading profits, if any, of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. This fee is  calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and a portion of the brokerage fees at an annual rate of 1.25%.

(4)  Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The LLC will also be treated as a partnership. The only significant differences in financial and income tax reporting basis are unrealized gains (losses) and the $39,580,944 impairment of Nontrading/LLC assets.

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

Net trading results from derivatives for the periods ended September 30, 2007 and 2006, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2007, as disclosed in the Condensed Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

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

As the distribution was in process as of December 31, 2006, the Trust reflected cash distributions of $4,180,958 in the Consolidated Statement of Financial Condition as of that date. The distribution payable of $5,154,711, representing additional units, was eliminated against the subscription receivable of a like amount.

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

On June 28, 2007, the LLC received a fourth partial recovery from RCM in the amount of $4,783,640.  This recovery, along with the previous recoveries, resulted in reducing the balance of the amount due from former brokers to zero and recording a nontrading gain of $1,193,083 for the periods ended June 30, 2007, which is reflected as “collections in excess of impaired value” on the Consolidated Statement of Operations,  as the recoveries have exceeded management’s original estimate of impairment reflected in 2005.

On July 3, 2007, the LLC received a fifth partial recovery from RCM in the amount of $5,655.

On August 29, 2007, US Bank distributed $4,546,573 (or approximately $2.00/unit). Unitholders who had previously redeemed units in the Trust as of August 31, 2007 received cash in the amount of  $2,787,947. Unitholders who had not previously redeemed units received 23,182.53 additional units of the Trust in exchange for $1,758,626 which represented their share of the total distribution of $4,546,573.

On September 19, 2007 the LLC received a sixth partial recovery from RCM in the amount of $2,584,070. This recovery, along with the previous recoveries, resulted in the recording of an additional nontrading gain which is reflected as “collections in excess of impaired value” on the Consolidated Statement of Operations, as the recoveries have exceeded management’s original estimate of impairment reflected in 2005.

The LLC is pursuing certain claims against parties other than those named in the bankruptcy claims noted above. There is no assurance that such efforts will result in additional recoveries. For more information, please review the notice prepared by U.S. Bank National Association at www.usbank.com/abs. Any information at this website is not in any way incorporated into this document.

(7)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month and nine-month periods ended September 30, 2007 and 2006.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net asset value of trading units at beginning of period	$87.37	$99.55	$93.86	$112.96
Trading income (loss) per unit	(6.75)	0.47	(13.24)	(12.94)
Net asset value of trading units	$80.62	$100.02	$80.62	$100.02

Total Return:
Total return before incentive fee	(7.73%)	0.47%	(14.11%)	(11.46%)
Less incentive fee allocation	0.00%	0.00%	0.00%	0.00%
Total Return:	(7.73%)	0.47%	(14.11%)	(11.46%)

Ratios to average net assets:

Trading income (loss):	(8.61%)	0.31%	(17.54%)	(12.90%)

Expenses:
Expenses less incentive fees	(2.22%)	(2.15%)	(6.66%)	(6.51%)
Incentive fees	0.00%	0.00%	0.00%	0.00%
Total expenses	(2.22%)	(2.15%)	(6.66%)	(6.51%)

The calculations above do not include activity within the Trust’s nontrading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month and nine-month periods ended September 30, 2007 and 2006. The amounts are not annualized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)  Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.   The amount of assets invested in the Trust generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by JWH, and the Trust’s expenses are primarily charged as a fixed percentage of its asset base.

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

(b)      Liquidity

The Trust’s assets at September 30, 2007 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in currencies other than dollars, the Trust earns interest at a rate of LIBOR less 100 basis points.  For the fiscal quarter ended September 30, 2007 and 2006, the Trust had received or accrued to receive trading interest of $690,629 and $1,720,376 respectively.  For the nine months ended September 30, 2007 and 2006, the Trust had received or accrued to receive trading interest of $2,597,161 and $5,520,780 respectively.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first three quarters of fiscal years 2007 and 2006.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended September 30, 2007

The Trust recorded a net trading loss of ($6,722,757) or ($6.75) per unit in the third quarter of 2007*** (*** Please see "Notes to Financial Statements" in Part I, Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of September 30, 2007 the Trust had lost -1.42 % since its inception in June 1997.

On September 30, 2007, JWH was managing 100% of the Trust's assets. The Trust's assets were allocated as follows: JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was negative for July as many of the trends that contributed to second quarter gains were disrupted or ended.  Concerns about strains in the U.S. housing market, exposure to sub-prime mortgages and excess leverage in the financial system resurfaced prompting investors to reduce positions in “risky” assets. The manifestation of this “flight to quality” was most noticeable in the credit markets where market forces pushed borrowing costs significantly higher. In this volatile trading environment, government bond prices rose while global equities and higher yielding currencies declined. The Trust benefited from the diversification associated with its commodity allocation. While the financial sectors of the Trust were negatively impacted by trend reversals and rising volatility, overall Trust losses were partially mitigated by gains resulting from the rising price of crude oil and trends in the grain markets. Strong global growth, rising inflationary concerns and vigilant central banks were three factors that combined to drive global interest rates higher during the second quarter of 2007. Festering near the surface of the market consciousness however, was real concern about the state of the U.S. housing market, hedge fund and investment bank exposure to sub-prime mortgages and the fragility of the liquidity dependent capital markets. These fears increased in July resulting in higher bond prices and a clear re-pricing of risk.  The broad-based trend reversals in global bonds caused the Trust to incur losses in the interest rate sector. Trading in currencies was also unprofitable. At the start of the month, the profile of the Trust’s currency portfolio generally reflected the markets’ desire for higher yielding currencies at the expense of lower yielding currencies. As it turned out, the turmoil in the credit markets had a collateral effect on the currency markets as investors bought back short positions in low yielding currencies that were used to finance long positions in higher yielding currencies. The Trust’s largest loss was in the Japanese yen. Global equity prices suffered a significant setback in July as the S&P 500 and most emerging markets fell more than five percent from their highs during the month. Trading in this sector was difficult in July as a number of long held positions were stopped out. The energy sector was profitable and helped to offset losses in other areas of the Trust’s portfolio. While crude and petroleum products were moving higher, natural gas prices were moving lower. Unlike the financial sectors, where correlations within sectors were rising because of the flight to quality, the energy markets moved independently generating profit opportunities for the Trust. Outside the energy sector, other commodity prices were mixed on the month. The Trust benefited from positions in the grain markets. Trading in other commodities was uneventful with only modest influences on the Trust’s overall performance during July.

The Trust’s performance was negative for the month of August as the crisis that began in the sub-prime mortgage market continued spreading globally. This produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets.  As a result, the Trust’s long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions. The interest rate sector was the Trust’s strongest performer for the month as investors sought the relative safety of government debt.  Japanese Government 10-year bonds (JGBs) were the sector’s best performer. They completed their biggest monthly gain in a year as investors speculated that the Bank of Japan would delay raising interest rates. U.S. Treasuries also helped performance as benchmark 10-year note yields decreased 21 basis points for the month.  The sector’s gains were hampered as various central banks added liquidity. Despite these attempts, the fixed-income trends remained intact with the U.S. 3-month bill yields falling more than any other month in almost six years. The currency sector was the Trust’s worst performer for the month.  The yen was the sector’s best performer ending the month at a 2.5% increase vs. the dollar. The Trust experienced losses as it systematically exited positions in the British pound and the Euro on strong downward spikes, only to see both currencies immediately rally higher after the Fed rate change. The energy sector was negative as petroleum products suffered strong trend reversals.  Crude oil, the sector’s worst performer, traded near an 8-week low after reaching a record $78.77 a barrel on August 1st.  This was due to the forecast of diminishing demand for gasoline as concern grew that credit woes would lead to lower demand in the U.S., the world’s largest oil user.  Crude oil finished the month down 5.3%.  The agricultural, metals and indices sectors were slightly negative for the month as range-bound markets and trend reversals dominated these sectors.  The only component that exhibited noteworthy performance was CBOT wheat.  Wheat was up 23% for the month, its largest monthly gain since 1975.  For the year, wheat is up 92% as global consumption exceeded production and inventories headed for their lowest levels since 1982.  The gains were offset by the combined losses of the other agricultural commodities.

The Trust’s performance was positive for the month of September.  The Trust gained as its systematic trend-following approach capitalized on the dollar’s plunge and also benefited from the enhanced appeal of energies, grains and precious metals, which drove commodities to their biggest monthly gain in 32 years. The currency sector was the Trust’s strongest performer for the month as the U.S. dollar hit record lows with the interest rate cut by the Fed.  The New York Board of Trade’s dollar index fell to its lowest level since the gauge began in 1973.  The Fed’s trade-weighted index comparing the dollar vs. other major currencies dropped  to the lowest level since its inception in 1971.  The weakness of the dollar against the euro was a significant contributor to gains as its fall led to an all-time low of $1.4278 per euro. The agriculture sector was positive for the month.  Wheat futures for December delivery reached a record $9.6175, rising 21 % for the month on projections that “global inventories would dwindle to their lowest level in 26 years”.  Soybeans also trended higher as November futures reached the highest price since May 2004.  Soybean futures rallied 14 % in September and 79 % in the past year after U.S. farmers cut acreage 15% to a 12-year low. The energy sector was positive in September as petroleum products rose to record highs.  The falling dollar makes oil cheaper in countries using foreign currencies.  Crude oil reached a record-breaking $83.90 a barrel on September 20th.  This record high was less than a dollar from the all-time inflation-adjusted high reached in 1981, when prices jumped because Iran cut oil exports. The metal sector was positive for the month as gold extended its rally to its highest price since 1980. Gold gained 11 % for the month and 15 % for the third quarter, the most of any quarter since 1986. The indices and interest rate sectors did not exhibit noteworthy performance for the month as both equity and fixed-income markets experienced trend reversals.  The interest rate sector was negative for September; European government bonds fell on the month amid indications that German inflation was accelerating. The benchmark 10-year bund yields, the worst performer in the interest rate sector, touched a six-week high.  The indices sector was slightly positive for the month as stocks rose to complete their steepest September advance since 1998.

During the quarter no units were sold, however 23,182.53 new units were issued to Beneficial owners who had not redeemed through August 31, 2007. These units were issued as a result of US Bank distributing $1,758,626.39 to continuing unitholders. Beneficial owners redeemed a total of 76,768.92 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 920,453 units outstanding owned by the Beneficial Owners and 20,218 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2007, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over-the-counter contracts.

Fiscal Quarter ended September 30, 2006

The Trust recorded net gain of $191,765 or $0.37 per unit in the third quarter of 2006*** (*** Please see “Notes to Financial Statements” in Part I – Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of September 30, 2006, the Trust had gained 7.50% since its inception in June 1997.

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

The dollar rallied from July 13th to July 19th as fighting escalated, sending the currency 1.3% higher against the yen and up 0.8% vs. the Euro. Most of the gains disappeared after Federal Reserve Chairman Bernanke stated that “moderation” in the economy was under way.  The U.S. dollar was unable to sustain its strength as the GDP report signaled slower economic growth, reducing the chance that the Federal Reserve would raise interest rates at its August 8th meeting. The largest gain occurred in British pound/Japanese yen cross, as the British pound touched a two-month high on July 27th. The largest loss occurred in the Japanese yen. The interest rate sector was also negative for the month as speculation of a slowing U.S. economy and the crisis in the Middle East attracted investors to the perceived safety in fixed-income markets. The benchmark 10-year Japanese government bond along with the Eurodollar (three-month) futures were the worst performers in the sector as the slowing U.S. economy spurred speculation that the Federal Reserve will stop raising interest rates. The Bank of Japan (BOJ) raised the rate between lenders 25 basis points on July 14th, ending a five-year policy of keeping borrowing costs near zero percent.  The largest gain in this sector was in the Australian three-year bond. The agriculture sector was also negative for the month.  London sugar led the underperformance on speculation of slowing demand.  London sugar prices have climbed 52% over the past year partly on the theory that Brazil, the world’s biggest sugar producer, would divert more of its harvest to making ethanol.  However, London sugar fell 6% during the month, due to slowing demand in Russia and increased output from India. Corn and soybeans also hurt performance as price volatility caused by fluctuating weather conditions in the U.S. Midwest threatened crop yields.  Also contributing to corn price volatility was a U.S. Department of Agriculture report that indicated that about 59% of the corn crop was in good or excellent condition, which was the lowest percentage of the year.  The largest gain in this sector occurred in soy meal. Performance in the energy sector was negative for the month as geopolitical events and record-breaking heat waves in the  U.S. caused volatility throughout the entire sector.  Natural gas was the sectors worst performer as it rallied to its biggest gain this year. Natural gas for September delivery rose $1.001, or up 14%, to $8.185 per million British thermal units on July 31st.  Natural gas hadn’t surpassed $8 since April 24th and it then surged over 44% between July 18th and July 31st.  London gas oil also hurt performance as prices rose on the back of the rally in natural gas. The metals sector was negative for the month as increased volatility in gold hurt performance. Gold jumped to a two-month high of $676.53 on July 17th and has since fallen 6%.  Gold’s volatility, or the rate at which a price moves up and down, was 27% in the past 30 days, compared with 10% a year earlier. Gold was up 5% in July after dropping 5.1% in June.  The largest gain in this sector was in LME aluminum as prices have declined 24% from its May peak. The indices sector was slightly positive for the month as the NASDAQ fell about 3.7%.  The majority of world equity markets were trendless for the month as speculation continued over the Federal Reserve’s next move.  The S&P 500 and the Dow Jones Industrial Average were up slightly for the month, while the Nikkei lost 0.3% in July. The largest gain in the sector was the NASDAQ E-Mini, while the largest loss occurred in All Ordinaries index. The Trust recorded a trading loss of 8.12% for the month. The July month-end trading NAV was $91.47.

The Trust’s performance was positive in August as four out of six sectors traded were profitable for the month.  The fixed-income sector led the gains followed by the currency sector. U.S., Japanese, and European bond markets trended higher on signs that inflationary pressures are receding. The Japanese yen weakened against the U.S. dollar and Euro on speculation that Japan’s central bank wouldn’t raise interest rates again this year.  The Trust’s performance was further enhanced by more modest gains in the metals and agriculture sectors, while the Trust suffered small losses in the indices and energy sectors. The fixed-income sector was the Trust’s strongest performer as Japanese government bonds (JGBs), German Bunds, and the U.S. benchmark 10-year bond all rallied for the month.   JGB yields fell to their lowest level since March on speculation that the Bank of Japan (BOJ) would keep interest rates at their current level for the remainder of the year.  Bunds yields also hit their lowest levels since March. The rally was due to European Central Bank (ECB) signaling that it may be ready to raise interest rates again at its meeting on October 5th. Investors were optimistic that the ECB’s policy on interest rates will successfully restrain inflation.  U.S. Treasuries extended their second straight monthly advance.  Bonds were supported by the Federal Reserve’s decision to keep the benchmark U.S. interest rate at 5.25 percent. The sector’s worst performer was the Australian three-year bond. The currency sector was a solid performer for the month, as the Japanese yen fell against the U.S. dollar and Euro on speculation that the BOJ would keep interest rates at their current level. The yen has been the worst performer among major currencies since June, while the Australian dollar, euro, and U.S. dollar have gained 5.7%, 2.7% and 2.3%, respectively, against the yen.  On August 11th, BOJ further weakened the yen by indicating borrowing costs would stay at very low levels for some time, while ECB president Trichet signaled another rate hike at its next meeting in October.  Also helping performance was the British pound/Japanese yen cross. The largest loss occurred in the South African rand.  The metals sector was also profitable for the month led by December silver futures reaching their highest price since May 30th.  The precious metal has gained 90% in the past year.  Silver’s rally is due to increased demand throughout the world, and expectations of continued economic expansion in developing nations. The only loss occurred in gold as geopolitical tension in the Middle East kept the metal vulnerable to price fluctuations. The agriculture sector was also positive for the Trust for the month led by gains made in London and New York sugar.  Sugar prices in London have dropped almost 25% in the past three months after rising to a record $497 a metric ton on May 12th.  The sector was hindered by losses in CBOT wheat. The indices sector was slightly negative for the month as global equity markets reversed the recent losing trend and rallied on decreased fears of inflation.  For the month, the S&P 500 rose 2.4%, the biggest gain since January, the Dow advanced 1.8% and the NASDAQ jumped 4.4%, the first increase since March.  The largest gain in this sector was in the Eurostoxx 50 as the ECB signaled it may increase borrowing costs, curbing inflation expectations. The largest loss occurred in the NASDAQ E-Mini. The energy sector was the Trust’s worst performing sector. Natural gas soared on August 2nd on concerns that Tropical Storm Chris could strengthen and track towards the Gulf of Mexico. However by August 31st, natural gas closed at a six-week low as the storm became a non-event. Further hindering the sector’s profitability was crude oil, which traded near a three-week high in early August and then reversed. The Trust recorded a trading gain of 8.81% for the month. The August month-end trading NAV was $99.53.

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

During the quarter no units were sold. Beneficial owners redeemed a total of 103,400.31 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 1,357,674.54 units outstanding owned by the Beneficial Owners and 24,016.36 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2006, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over-the-counter contracts.

Fiscal Quarter ended June 30, 2007

The Trust recorded net gain of $12,228,625 or $10.91 per unit in the second quarter of 2007*** (*** Please see "Notes to Financial Statements" in Part I, Item 1 for explanation of Net Asset Value/unit Pursuant to events of October, 2005). As of June 30, 2007, the Trust had gained 6.80% since its inception in June 1997.

On June 30, 2007, JWH was managing 100% of the Trust's assets. The Trust's assets were allocated as follows: JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was positive for the month of April.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency sector was the best performer for the month as the euro reached a historical high against both the U.S. dollar and the Japanese yen and the British pound reached a

25-year high against the dollar. The dollar weakened on speculation that the Federal Reserve Board would cut rates. At the same time, expectations grew that the European Central Bank and the Bank of England would raise rates as their economies strengthened.  The Japanese yen reached a record low against the euro and was weaker against major currencies. The majority of the sector was positive for the month, with the largest gain achieved in the euro. The agriculture sector was positive for the month. Gains in N.Y. cotton and coffee were partially offset by losses in CBOT wheat.  N.Y. cotton trended lower throughout April as supply continued to outpace demand.  U.S. exports to China, the largest consumer of the fiber, fell to 1.5 million bales  from 5.4 million bales a year earlier.  N.Y. coffee continued to trend lower and fell to a six-month low due to increases in inventories from last year. Wheat, which had been trending lower prior to the cold weather at the beginning of the month , suffered a reversal due to the resulting global supply concerns. The global stock indices sector was positive for April driven by  stronger-than-expected 1st quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  In April, the S&P 500 gained 4.3%, the Dow Jones Industrial Average soared 5.7%, and the Euro Stoxx 50 gained .2%. Osaka Nikkei was slightly negative as the Trust exited positions when Asian stocks fell on April 19th in reaction to China’s benchmark CSI 300 Index falling 4.7%.  The metals sector was positive for the month as LME copper strengthened in April to the highest it has been in more than 7 months.  Gold also added to performance as the precious metal reached an 11 month high.  Silver was negative for the month as speculation that the rally in precious metals was overdone which caused reversals as prices dropped. The energy sector was negative for the month. Natural gas fluctuated throughout the month as weather drove demand.  Crude oil, the sector’s worst performer,  fell to $61.34 a barrel on April 19th before reversing to $66.70 a barrel on April 27th.  The interest rate sector was negative for the month on uncertainty in interest rate policy of the world’s two largest economies.  Both U.S. Treasuries and Japanese Government 10-year Bonds (JGBs) were trendless in April. While uncertainty surrounded the state of these two economies, the German Benchmark 10-year bund and the British long gilts supported performance. Bund yields rose to their highest level since August 2005.

The Trust’s performance was positive for the month of May.  The interest rate sector was the Trust’s strongest performer for the month.   Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The German Benchmark 10-year bund led performance as consumer confidence climbed and manufacturing expanded in the euro region economy. U.S. Treasuries also bolstered performance as the benchmark 10-year bond yield increased 26 basis points since April 30th, its biggest monthly increase since March 2006.  The indices sector was also positive for May as equity markets reached new highs due to continued economic growth in Europe and indications from the U.S. Federal Reserve Board (Fed) that growth would accelerate.  $1.1 trillion of announced Merger and Acquisition deals so far this year pushed the S&P 500 past its 2000 peak. The EuroStoxx 50 and NASDAQ E-mini led performance as the NASDAQ ended the month at 2604.52, its highest level since February 2001.The energy sector was negative for the month as energy markets remained range-bound.  U.S. oil futures traded between $60 and $67 the past two months as ample domestic stockpiles countered the impact of supply shutdowns in Alaska and Nigeria.  The metals sector was negative for the month.  The LME Copper strengthening trend faltered during the month on speculation that China may be oversupplied.  Gold limited performance as it fell to a two-month low in May.  Silver dropped 0.7 % in May.  Despite the drop, gold has gained 4.5% for the year, while silver has risen 4.1%. The currency sector was negative for the month. The U.S. dollar rebounded in May from an all-time low against the euro and rose 1% against the British pound.  The dollar reversed as signs of economic strength reduced the likelihood of cuts in interest rates by the Fed.  A majority of the sector’s losses were offset by the dollar’s strengthening against the Japanese yen.  The U.S. currency gained 1.9% against the yen in May and reached a three-month high.  The agriculture sector was negative for the month.  Soybean futures rallied to a 35-month high as U.S. farmers said they would cut soybean acreage  67.1 million, the smallest since 1996.  Trend reversals in London sugar, CBOT Wheat and New York coffee more than offset the gains. Bean oil was the sector’s best performer.

The Trust’s performance was positive for the month of June.  The  interest rate sector was positive as European government bonds recorded their steepest quarterly decline in almost 8 years.  The German Benchmark 10-year bund trended lower for the fourth month in June.  The yield touched 4.70 % on June 13th, its’ highest since August of 2002.  U.S. Treasuries also fell, suffering their biggest quarterly decline since the 1st quarter of 2006. The energy sector was positive in June as increased terrorism fears combined with lower supplies in petroleum-based products and higher supplies in natural gas drove the sector’s performance.  Natural gas futures for August delivery plunged to a five-month low. This move occurred after a weekly government report indicated that inventories rose more than analysts expected and the outlook for colder temperatures this summer was likely to cut demand. The currency sector was positive for the month as the Japanese yen suffered its biggest quarterly loss against the euro and the dollar since 2001.  The weakness of the U.S. dollar against both the British pound and the euro limited the sector’s gains.  The weakness was caused by speculation that the Federal Reserve Board would keep borrowing costs unchanged for the remainder of the year, while both the Bank of England and the European Central Bank would continue to raise rates. The metals and agriculture sectors were basically flat for the month, while the indices sector was slightly negative as range-bound markets and trend reversals dominated these sectors.  The only components that exhibited noteworthy performance were wheat and corn.  The Trust profited as  wheat futures  trended higher. The gains were offset by losses in corn.  Corn plunged to a 12-week low in Chicago after the government said U.S. farmers planted more acres than forecast in March and the most since 1944. The Trust recorded a trading gain of 7.08% for the month.  The June month-end trading NAV was $ 87.37.

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

Fiscal Quarter ended June 30, 2006

The Trust recorded net loss of $3,022,805 or $2.78 per unit in the second quarter of 2006*** (*** Please see "Notes to Financial Statements" in Part I, Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of June 30, 2006, the Trust had gained 7.13% since its inception in June 1997.

On June 30, 2006, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® Family of Programs (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Financial and Energy Program (20%). However, John W. Henry & Company, Inc., the advisor to the Trust, has decided to stop offering its two-phase systems to clients in its present form. Therefore, after consultation with the Managing Owner, effective July 1, 2006, the program allocations within the Trust changed. The Trust’s previous 20% allocation to Global Financial and Energy program was replaced with the Global Diversified program. All other program allocations remain the same: 30% GlobalAnalytics, 30% Financial and Metals, 20% International Foreign Exchange.

The Trust’s performance was positive for the month of April. The metals sector had strong gains in both precious and base metals. The interest rate and currency sectors also added to performance with higher global interest rates and a weakening U.S. dollar. The energy sector had modest gains while volatility hampered performance in the agriculture and indices. The metals sector was positive with all components being profitable for the month.  Gold climbed above $650/oz for the first time in 25 years.  The escalating dispute with Iran, combined with a falling U.S. dollar, helped to push the precious metal higher during the month. Silver added to performance, rallying on speculation that investor demand will grow with a new offering of an exchange-traded silver-backed fund.  Gains were achieved in LME copper rally fed by speculation that disruptions at mines would curb supplies.  Further gains were achieved as LME aluminum reached a 17-year high in London as growing demand in the U.S. and China drove prices higher. The fixed-income sector was the Trust’s strongest performing sector as European, Japanese and U.S. fixed income markets sold off.  The largest gain in the sector was in the German benchmark 10-year bund, touching a 4% yield for the first time since October 2004 on speculation that the European Central Bank will raise its key rates this year. The Japanese 10-year bond (JGB) also added to the sector’s performance as it fell for a fifth month on concerns that the Bank of Japan will also raise interest rates this year. The 10-year gilt (UK) fell for the fourth consecutive month pushing yields to a one-year high of 4.71%.  The only loss in this sector came from the euro-yen. The currency sector was positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. Federal Reserve Chairman Ben Bernanke said in testimony to Congress that the central bank may stop raising rates “at some point”, ending an almost a two-year cycle of rate increases.  Meanwhile, speculation was increasing that the Bank of Japan, the Swiss National Bank and the European Central Bank would all raise rates.  The dollar extended its losses even further after the University of Michigan said its index of consumer sentiment decreased from 88.9 to 87.4.  The dollar fell 4.1% against the euro (largest gain in this sector), the biggest monthly decline since December 2003, and the British pound gained against the dollar for a fourth week, its longest winning streak in a year.  Hindering performance was the strength of the yen which rallied after the G-7 called for faster currency appreciation in Asia and after China unexpectedly lifted its key interest rate for the first time since October 2004.  The largest loss was in the Australian dollar. Performance in the energy sector was also positive during the month. Concerns that UN-imposed sanctions could lead Iran to cut shipments, drove the June crude oil contract to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement reached a new high of $74.79 a barrel.  Mild weather in the U.S., however, hindered performance as natural gas fell 20% and approached a nine-month low as demand slowed. The indices sector was slightly negative for the month as increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment hindered performance. Asian stocks dropped from a sixteen-year high during the month after China unexpectedly raised its key lending rate. The rate rise sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing economy. The largest gain in this sector was the

All Ordinaries Index while the largest loss occurred in Eurostoxx 50. The agriculture sector was the Trust’s worst performing sector, but was only slightly negative for the month. Cotton fell to its lowest close since December 2. The gains in cotton however were not enough to offset the losses in the rest of the sector dominated by choppy price action. The largest loss occurred in N.Y. coffee.  The Trust recorded a trading gain of 10.68% for the month. The April month-end trading NAV was $113.17.

The Trust’s performance was negative in May as the interest rate, metals, agriculture and stock indices sectors saw broad market corrections in the second half of the month. Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.  A major catalyst for the reversal was the news that the Federal Reserve on May 10th signaled that “further policy firming may yet be needed” instead of signaling a possible “pause”. This unexpected announcement caused the equity markets to fall in response. The currency sector was positive for the month despite extreme volatility. The U.S. dollar lost 1.4% against the euro and 1.1% against the Japanese yen as investors expected central banks in Europe and Japan to raise interest rates at a quicker pace than the Federal Reserve.  For the year, the U.S. dollar has fallen 7.5% against the euro and 4.4% against the yen.  The largest gain in the sector was the British pound, which posted its first back-to-back monthly gain against the U.S. dollar since the end of 2004. The euro/Japanese yen cross has the largest loss. The fixed income sector was the Trust’s worst performing sector as uncertain inflationary prospects and global growth led to increased volatility.  The worst performer in the sector was the ten-year Japanese government bonds (JGBs), which ended its longest losing streak since 1990 with flight-to-quality moves from the Japanese stock and commodity markets.  JGBs had risen to 2.005% on May 10th, the highest rate since August 1999. The largest gains in this sector were in the U.S. 10-year note and the 3-month Eurodollar. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month.  Brent crude oil for July settlement touched a contract high of $74.97 a barrel on May 2nd and May 3rd as attacks in Nigeria and tensions with Iran kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. The largest gain in the sector was natural gas which closed the month at its highest price in almost three weeks in New York. The largest loss was crude oil. The metal sector was also negative for the Trust for the month as precious and base metals fell from record highs set earlier in the month.  With Investor profit taking, a strengthening of the U.S. Dollar, lower energy prices and the U.S. joining nuclear talks with Iran and the EU, gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th.  Aluminum rose on the LME due to speculation that a fifth of the Alcoa Inc.’s U.S. workers may go on strike. LME copper was the best performer in this sector as its futures reached a record high on May 12th of $8,600. The largest loss in this sector occurred in silver as concerns that rising global interest rates may curb demand in India and China. Indices also underperformed for the month driven by the Federal Reserve’s uncertainty about inflation, and the lackluster U.S. consumer confidence report.  The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high.  However, global equity markets began to fall after the Federal Reserve meeting on May 10th, when it became apparent an additional rate hike was still a possibility in June.  As a result, U.S. stocks ended May with their worst monthly decline in almost two years.  The Dow Jones Industrial Average lost 1.7% during the month, while the NASDAQ fell 6.2%. The only gain in this sector was in the NASDAQ E-Mini. The largest loss occurred in the Nikkei (Osaka). The agriculture sector was also slightly negative for the Trust for the month as London and New York sugar hindered performance.  Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.  Contributing to sugar’s fall in London was speculation that the European Union will increase exports, and that Brazilian sugar exporters will accelerate shipments as the nation’s currency weakens.  The largest gain in this sector was in New York coffee. The Trust recorded a trading loss of 1.15% for the month. The May month-end trading NAV was $111.87.

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

Fiscal Quarter ended March 31, 2007

The Trust recorded net trading losses of $21,808,885 or $17.40 per trading unit in the first quarter of 2007*** (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005). As of March 31, 2007, the Trust had lost -6.54% since its inception in June 1997.

On March 31, 2007, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was negative for the month of January. The interest rate sector was the Fund’s best performing sector.  European 10-year bond yields reached 6-month highs and U.K. two-year gilt yields moved toward 5-year highs.  German debt fell during the month with a decline in unemployment and a rise in retail sales.  Long gilts slumped as yields soared after the Bank of England unexpectedly raised interest rates by a quarter point on January 11th.  U.S. Treasuries also helped performance: the U.S. 10-year note yield touched a 5-month high of 4.9% on January 26th, as the U.S. economy expanded faster in the fourth quarter than expected.  Continued volatility in 10-year Japanese Government bonds (JGBs) limited the sector’s performance.  With no change in rates, JGBs had the biggest weekly gain since August.  The currency sector was the Fund’s worst performing sector as currency markets whip-sawed. The U.S. dollar’s weakening trend against the euro and the British pound continued its reversal. On January 3rd, the dollar rose to a 6-month high against the euro. The December Federal Reserve Board (Fed) meeting minutes stated that inflation (vs. waning growth) was their “predominant concern,” hence supporting the dollar.  The British pound fell to $1.9296 on January 5th from $1.9848 on December 1st (highest level since September 1992).  On January 11th, the pound rose again to a 14-year high of $1.9916 vs. the dollar before falling again.  Offsetting some of the losses was the Japanese yen, which fell 1.4% (to lowest point in more than 4 years) vs. the dollar.  Towards the end of January, however, the dollar had its largest fall vs. the yen in more than two months. The  yen was the best performer, while the euro suffered the largest loss.  The energy sector was positive for the month despite changing weather conditions which caused extreme volatility within the sector.  Warmer-than-expected weather in the beginning of the month, led to decreased demand and lower prices.  Following a government report indicating that U.S. supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a 19-month low of $49.90 a barrel.  Forecasts of colder weather throughout February reversed the weakening trend. On January 30th, natural gas rose 12% and closed at its highest price since December 4th   (ending the month with a 21% gain).  By the end of January, crude oil rebounded to above $58 a barrel in New York.  Crude oil and London gas oil were the best performers; natural gas was the worst performer. The metals sector was negative for the month as precious metal prices reacted to fluctuations in the U.S. dollar.  The early January strengthening in the U.S. dollar weakened Gold prices which fell 3.1%.  However, gold then rose 3.9% for the month as the dollar once again weakened.  LME copper limited   losses as copper prices fell 10% in January and 35% since reaching a record high in May 2006.  The equity indices sector was negative for the month as losses in the NASDAQ E-mini offset the gains of the other components in the sector.  U.S. stocks completed their longest stretch of monthly gains in more than a decade but, intra-month volatility hurt the sector’s overall performance.  On January 13th, U.S. stocks rose to a more than 3-month high.   The NASDAQ had a 2.8% increase to 2,502.82, a level not seen since February 2001.  However, stocks fell towards the end of the month after profit reports caused concern that analysts’ forecasts for earnings at computer-related companies were too high.  The NASDAQ E-Mini was the worst performer in the sector, while all other components of the sector were positive. The agriculture sector was negative for the month as price instability hurt performance.  New York coffee fell from a 19-month high of $1.30 on December 15th.  Corn suffered a sharp reversal by falling 7.2% in the first 2 days of the year then rebounded, along with soybeans, during the rest of the month.  Corn reached a 10-year high on January 17th, while soybeans reached an 18-month high on January 18th.  The sector’s best performer was New York sugar, while the sector’s worst performer was corn.

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

Fiscal Quarter ended March 31, 2006

The Trust recorded net loss of $18,904,802 or $10.83 per unit in the first quarter of 2006 *** (*** Please see "Notes to Financial Statements" in Part I – Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005).  As of March 31, 2006, the Trust had gained 9.91% since its inception in June 1997.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust,  including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Refco, Inc. and other affiliated entities, including RCMI, have subsequently filed for bankruptcy.  See the “Notes to Financial Statements” in Part I for additional information regarding legal proceedings.  Such information is incorporated herein by reference.

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

Item 1A. Risk Factors

The risk factors disclosed in the Registration Statement on Form S-1 filed on September 19, 2007 are hereby incorporated by reference.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2007:

Month	Units Redeemed	Redemption Date NAV per Unit
July	28,565	$81.53
August	32,255	$75.86
September	15,947	$80.62
Total	76,767

Units sold 7/1/07 through 9/30/07: 0
Units unsold through September 30, 2007: 5,560,387.43, ($448,278,434.61)
Aggregate price paid for units sold 7/1/07 through 9/30/07: $0

Item 6.  Exhibits

a)  Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Sixth Amended and Restated Declaration and Agreement of Trust of the Registrant.[1]

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]

3.03	First Amendment to the Sixth Amended and Restated Declaration and Agreement of Trust. [3]

3.04	Second Amendment to the Sixth Amended and Restated declaration and Agreement of Trust. [4]

10.01	Form of Services and Indemnification Agreement among the Registrant, the Managing Owner, and JWH.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
__________________
1 Incorporated by reference from the exhibit of the same number filed on February 27, 2004 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-105282).

2 Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825).

3 Incorporated by reference from the exhibit of the same description filed on December 7, 2007 on Form 8-K.

4 Incorporated by reference from the exhibit of the same description filed on September 19, 2007 with  the Registrant’s Registration Statement on Form S-1 (File No. 333-146177).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date:	November 14, 2007
By:	R.J. O’Brien Fund Management, LLC Managing Owner

By:	/s/ Helen D. McCarthy
Helen D. McCarthy Chief Financial Officer and duly authorized officer