Form 10-Q/A
period 2007-09-30
JWH GLOBAL TRUST
filed 2007-11-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
☐ Yes         ☒ No

On November 14, 2007, JWH Global Trust filed its Quarterly Report on Form 10-Q for its quarter ended September 30, 2007 (the “Form 10-Q”), which inadvertently included an improperly executed certification required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”). The Registrant hereby amends the Form 10-Q to include a properly executed certification required by Section 302 of the Act.  No other amendments or changes are or were made to the Form 10-Q, which is set forth herein in its entirety.

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