Form 10-K
period 2007-12-31
JWH GLOBAL TRUST
filed 2008-03-20
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐ Yes     ☒ No

State the aggregate market value of the units of the Trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $ 85,099,519 as of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Trust’s prospectus dated on December 4, 2007 is hereby incorporated by reference into Item 1A of this annual report on Form 10-K.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

JWH Global Trust (the “Trust”) is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of an independent trading advisor.  R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”)  acquired the managing owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  RJOFM was initially organized as an Illinois corporation in November 2006, and became a Delaware limited liability company in July 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC., the clearing broker for the Trust (“RJO” or the “Clearing Broker”. Trading decisions for the Trust have been delegated to an independent commodity trading advisor, John W. Henry & Company, Inc. (“JWH” or the “Advisor”).

RJO is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the trading advisor to the Trust is a “Commodity Trading Advisor”, as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC., an affiliate of RJOFM and the lead selling agent for the Trust as of October 2, 2007, is registered as a broker-dealer with the Financial Industry Regulatory Authority. (“FINRA”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997.  The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the prior calendar month.  The total amount of the initial offering was $50,000,000.  On September 24, 1997, a registration statement was declared effective with the Securities and Exchange Commission (the “SEC”) to register $155,000,000 of additional units.  A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,048.99 of units which remained unsold upon the termination of the initial offering of the units.  On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units.  Due to the bankruptcy of Refco, Inc., the ultimate parent of RCMI (the former managing owner of the Trust), the offering of the units was suspended on October 17, 2005.  On December 4, 2007 a registration statement was declared effective with the SEC to register 1,000,000 additional units.

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Trust’s operations; calculation of the NAV (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisor under the Advisory Agreement.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust.  Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Prospectus; and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement, subject to a ceiling of 0.5% of the Trust’s average month-end net assets during any fiscal year.  For the year ended December 31, 2007, $351,000 of ongoing offering costs were paid or accrued in connection with  filing of the registration statement to renew the offering of units.

The Advisory Agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2007, JWH was managing 100% of the Trust’s assets.  The Advisory Agreement with JWH commenced on April 3, 1997.  The Trust and JWH amended the Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through June 2005, unless earlier terminated in accordance with the termination provisions contained therein.  On June 27, 2005 the term of the Advisory Agreement was further extended to June 30, 2007, with automatic renewal for additional 12 month periods.

The Advisory Agreement shall terminate automatically in the event that the Trust is terminated in accordance with the Seventh Amended and Restated Declaration and Agreement of Trust.  The Advisory Agreement may be terminated by the Trust at any time, upon 60 days’ prior written notice to the Advisor.  In addition, the Advisory Agreement may be terminated by the Trust at any time, upon written notice to the Advisor, in the event that (A) the NAV of Trust funds allocated to the Advisor’s management decreases as of the close of trading on any business day by more than 30% from the sum of the NAV of all funds allocated to the Advisor (after adding back all redemptions, distributions and reallocations made to any additional trading advisors in respect of such assets); (B) the Advisor is unable, to any material extent, to use the Trading Programs (as defined in the Advisory Agreement), as the Trading Programs may be refined or modified in the future in accordance with the terms of the Advisory Agreement for the benefit of the Trust; (C) the Advisor’s registration as a commodity trading advisor under the CE Act, or membership as a commodity trading advisor with NFA is revoked, suspended, terminated or not renewed; (D) the Managing Owner determines in good faith that the Advisor has failed to conform to (i) the Trust’s trading policies or limitations, as they may be revised or modified, or (ii) a Trading Program; (E) there is an unauthorized assignment of the Advisory Agreement by the Advisor; (F) the Advisor dissolves, merges or consolidates with another entity or sells a substantial portion of its assets, any portion of the Trading Programs utilized by the Trust or its business goodwill to any person or entity other than one controlled, directly or indirectly, by John W. Henry, in each instance without the consent of the Managing Owner; (G) the Advisor becomes bankrupt or insolvent; (H) John W. Henry ceases to be a principal of the Advisor; or (I) the Managing Owner determines in good faith that such termination is necessary for the protection of the Trust.

The Advisor has the right to terminate the Advisory Agreement at any time, upon written notice to the Trust in the event (i) of the receipt by the Advisor of an opinion of independent counsel that solely by reason of the Advisor’s activities with respect to the Trust, the Advisor is required to register as an investment adviser under the Investment Advisers Act of 1940; (ii) that the registration of the Managing Owner as a commodity pool operator under the CE Act, or its NFA membership as a commodity pool operator is revoked, suspended, terminated or not renewed; (iii) that the Managing Owner elects to have the Advisor use a different trading program in the Advisor’s management of the Trust’s assets from that which the Advisor is then using to manage such assets and the Advisor objects to using such different trading program; (iv) that the Managing Owner overrides a trading instruction of the Advisor for reasons unrelated to a determination by the Managing Owner that the Advisor has violated the Trust’s trading policies or limitations; (v) that the Managing Owner imposes additional trading limitation(s)  which the Advisor does not agree to follow in the Advisor’s management of its allocable share of Trust’s assets; (vi) there is an unauthorized assignment of the Advisory Agreement by the Managing Owner of the Trust; or (vii) other good cause is shown to which the written consent of the Managing Owner is obtained.  The Advisor may also terminate the Advisory Agreement on 60 days’ written notice to the Managing Owner during any renewal term.

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

Pursuant to the Advisory Agreement between the Trust and JWH, prior to October 1, 2000, the Trust paid JWH a monthly management fee of 0.33% of the month-end net assets under its management and a quarterly incentive fee of 15% of the Trust’s new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the full brokerage commission).  Effective October 1, 2000, the management fee was reduced to 0.167% (a 2% annual rate) and the incentive fee was increased to 20%.  Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually.  The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies.  From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio.  For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio.  On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program and reallocated trust assets 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs.  For the period beginning August 1, 2005, the Trust allocated 30% of it’s assets to Financial and Metals Portfolio, 30%  to GlobalAnalytics, 20% to International Foreign Exchange and 20% to Global Financial and Energy.  For the period beginning July 1, 2006 the Trust substituted the Global Diversified program for the Global Financial & Energy program.  Beginning on March 1, 2008, the Trust allocated 20% of its assets to the Financial and Metals Portfolio, 40% to GlobalAnalytics, and 40% to JWH Diversified Plus.  JWH continues to rebalance the Trust’s assets at the end of each quarter among these three trading programs in accordance with the proceeding percentages.

The Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  The Trust is paid interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at the average of 75% of the 91-day Treasury bill rate for that month in respect of deposits denominated in U.S. dollars.  With respect to non-U.S.dollar deposits, interest is paid to the Trust at a rate of LIBOR less 100 basis points (which may be zero in some cases).

The Trust currently has no salaried employees and all administrative services performed for the Trust were performed by the Managing Owner until June 30, 2007.  As of July 1, 2007 accounting services for the Trust are provided by SS&C Technologies and Transfer Agency services are provided by Bank of New York Mellon Corp.  The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

Recent Events

In 2005, certain assets held by the Trust’s prior clearing broker, Refco Capital markets, LTD (“RCM”), were determined to be illiquid.  On October 31, 2005, $57,544,206 of equity was moved to a separate Non-Trading Account and 2,273,288 in substitute units were issued to the unitholders at that time, prorata to their share in the Trust.  At December 31, 2005, the illiquid assets were determined to be impaired and were reduced by $39,580,944 for impairment, based on management’s estimate at that time.

Through 2006, the Trust received $10,319,317 from the prior clearing broker in bankruptcy court and distributed $9,335,669 to unitholders in the manner as described in (a) and (b) below.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against RCM, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from RCM by the LLC, will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.  U.S. Bank National Association (“US Bank”) is the manager of the LLC.  US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a)	Any unitholder who had redeemed their entire interest in the Trust prior to distribution shall receive cash (“Non Participating Owners”).

(b)	Any unitholder who had continued to own units in the Trus shall receive additional units in the Trust at the then Net Asset Value of the Trust ("Participating Owners").

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

On June 28, 2007, the LLC received a fourth partial recovery from RCM in the amount of $4,783,640.  This recovery, along with the previous recoveries, resulted in reducing the balance of the amount due from former brokers to zero and recording a Non-Trading gain of $1,193,083, which is reflected as “collections in excess of impaired value” on the Consolidated Statement of Operations,  as the recoveries have exceeded management’s original estimate of impairment reflected in 2005.  All future recoveries will be reflected as collections in excess of impaired value on the consolidated statement of operations.

On July 3, 2007, the LLC received a fifth partial recovery from RCM in the amount of $5,655.

On August 29, 2007, US Bank, National Association distributed $4,546,573 (or approximately $2.00/unit).  Unitholders who had redeemed units in the Trust as of August 31, 2007 received cash in the amount of  $2,787,947.  Unitholders who had not previously redeemed received 23,182.53 units of the Trust in exchange for $1,758,626 which represented their share of the total distribution of $4,546,573.

On September 19, 2007 the LLC received a sixth partial recovery from RCM in the amount of $2,584,070.

On December 31, 2007 the LLC recovered a seventh partial recovery from RCM is the amount of $2,708,467.  As of December 31, 2007, the cumulative amount recorded as a Non-Trading gain and reflected as “collections in excess of impaired value” on the Consolidated Statement of Operations was $6,491,275.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2007, is set forth under Items 6, 7, and 8 herein.

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

Item 1A. Risk Factors

The Trust is in the business of the speculative trading of futures, forwards, and options.  For a detailed description of the risks that may affect the Trust or the units offered by the Trust, see the Risk Factors set forth in the Trust’s prospectus dated December 4, 2007, and filed with the Securities and Exchange Commission on December 5, 2007 (Registration Number 333-146177), and incorporated herein by reference.

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

Since the announcement of these matters at Refco, Inc., the Informal Committee of RCMI (Mr. Richard C. Butt and Ms. Annette A. Cazenave) undertook its own review into RCM and the Trust to ensure none of these matters had any material impact on the results of operations of either RCMI as the former managing owner or the Trust.  Based upon the results of that review, the Informal Committee has no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.  Market for the Registrant’s Units and Related Security Holder Matters and Issuer Purchases of Equity Securities

(a)	(i) There is no established public market for the units and none is expected to develop.

(ii) As of December 31, 2007, there were 831,874 units held in the Trading Account by Beneficial Owners for an investment of $70,450,079 and 20,218 units held in the Trading Account by the Managing Owner for an investment of $1,712,262. A total of 474,881 units had been redeemed by Beneficial Owners and 0 units by the Managing Owner during the period of January 1, 2007 to December 31, 2007. The Trust’s Seventh Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures. 1,000,0000 units ($84,690,000) (SEC Registration Number 333-146177) remain unsold as of December 31, 2007.

(iii) To date no distributions have been made to owners of beneficial interest in the Trading Account of the Trust. The Seventh Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its owners of beneficial interest. The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2007 through December 31, 2007.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and is derived from the financial statements for such fiscal years.

	2003	2004	2005	2006	2007
1 Revenues	$17,203	$36,504	$3,569	$(15,853)	$(4,425)
2 Net Income (Loss) From Continuing Operations (000)	3,964	8,847	(20,433)	(29,194)	(12,427)
3 Net Income (Loss) Non-Trading (000)	-	-	(39,879)	(538)	5,510
4 Net Income (Loss) Per Unit	10	(1)	(10)	(19)	(9)
5 Total Assets (000)	210,466	342,627	223,617	140,705	83,423
6 Net Asset Value per Unit - Trading	149	149	113	94	85

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)   Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2007, no units were purchased by the Beneficial Owners.  The Managing Owner  purchased 0 units during this time.  For the fiscal year ended December 31, 2007, the Beneficial Owners redeemed a total of 474,881 units for $39,549,143.  The Managing Owner redeemed a total of 0 units.  For the fiscal year ended December 31, 2006, the Beneficial Owners redeemed a total of 511,449 units for $52,435,526 and the Managing Owner redeemed a total of 0 units.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisor monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s Forward Currency Broker.  The Forward Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year-ended December 31, 2007, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with  RJO during each month at 75% of the average 91-day Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of LIBOR less 100 basis points.  For the calendar year ended December 31, 2007, RJO had paid or accrued to pay interest of $3,076,787 to the Trust.  For the calendar year ended December 31, 2006, the clearing broker paid or accrued to pay interest of $6,848,952 to the Trust.

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

2007

The JWH Global Trust posted a loss of 9.77% for 2007.  The Net Asset Value per Unit at year-end was $84.69 (please see Note (1)  and Note (7) in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $93.86 per unit at the beginning of the year.  There were no contributions to the Trust during 2007.

The Trust’s performance was negative for the first quarter of 2007.  The interest rate sector was the Trust’s best performing sector early in the quarter, only for gains to be given back.  On high volatility, the European 10-year bond yields, U.K. two-year gilt, German debt, Japanese government bonds and U.S.Treasuries fell, rallied and fell again during the quarter.  The currency sector was the Trust’s worst performing sector during the quarter as currency markets whip-sawed with extreme volatility.  The largest losses occurred in the British Pound and the yen with slight gains produced in the euro and Australian dollar.  The energy sector was positive for the quarter despite changing weather conditions and predictions which caused extreme volatility within the sector.  Crude oil and London gas oil were the best performers while natural gas was the worst performer.  The metals sector was negative for the quarter as precious metal prices reacted to fluctuations in the U.S. dollar and the equity markets.  The sector started the quarter with negative results, moving to slightly positive performance mid-quarter before reversing back with negative results.  The equity indices sector was negative for the quarter.  Intra-month volatility early in the quarter hurt the sector’s performance.  The plunge in the Chinese equity market sparked a global sell-off and drop in equity prices which continued through the quarter.  The agriculture sector was negative for the quarter even with a mid-quarter rally.  As global equity markets plunged, investors took profits out of commodities.  Slight gains were achieved in corn and New York coffee and sugar.

The Trust’s performance was positive for the second quarter.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency, interest rate and indices sectors were the best performers for the quarter.  The euro reached a historical high against both the U.S. dollar and the Japanese yen and the British pound reached a 25-year high against the dollar.  The global stock indices sector were  positive for the quarter driven by  stronger-than-expected  earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The European government bonds led performance in this sector.  U.S. Treasuries also bolstered performance.  The energy sector was negative for the quarter with slight gains achieved in June.  Prices across this sector were range-bound earlier in the quarter until increased terrorism fears combined with lower supplies in Petroleum-based products provided direction.  The metals sector started the quarter on a positive note, moved negatively mid-quarter to flat at quarter-end.  Volatility and whip-saw prices were most pronounced in Copper, Gold and Silver and affected over-all sector performance.  The agriculture sector was negative for the quarter.  Like the metals sector, the agriculture sector started on a positive note and moved to negative and then to flat at quarter-end.  Most losses, at different intervals, were in CBOT wheat, corn, New York coffee and corn.

The Trust’s performance was negative for the third quarter.  Many of the trends which contributed to second quarter gains were either disrupted or ended.  The U.S sub-prime crisis spread globally and financial markets were negatively impacted by rising volatility and trend reversals.  Gains in agriculture, energy and metals were not enough to offset losses in currencies, interest rates and indices during the middle of the quarter.  Indices and currencies recovered into positive territory at the end of the quarter while interest rates did not.  This sector was the only unprofitable sector by quarter-end.

The Trust’s performance was positive for the fourth quarter.  Apprehension regarding the sub-prime crisis spilled into the last quarter of the year.  The Federal Reserve cut rates mid-quarter, and most markets were directionless by the end of the quarter.
4 of the 6 sectors traded by the Trust were profitable for most of the quarter, with metals, energy and agriculture sectors contributing the most.

2006

The JWH Global Trust posted a loss of 16.9% for 2006.  The Net Asset Value at year-end was $93.86 (please see Note (1) and Note (7) in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $112.96 per unit at the beginning of the year.  There were no contributions to the Trust during 2006.

The Trust’s performance in the first quarter was negative.  The currency sector led the Trust’s losses as the sharp reversal in the U.S. dollar’s strength continued into January.  The U.S. dollar dropped 2.3% and 1.25% against the euro and the British pound, respectively.  The energy sector suffered losses as geopolitical events and changing weather forecasts induced volatility.  The agriculture sector was slightly negative as sugar prices rose to their highest levels since 1989.  Metals led the positive performing sectors, along with gains achieved in the indices and interest rate sectors.  Metals benefited as silver gained 31% for the quarter and gold reached a 25-year high.  The indices sector also gained as Asian stocks approached a 16-year high.  The interest rate sector benefited as Japanese, German and U.S. government debt sold off on stronger-than-expected economic data.  Yields on the German benchmark two-year bonds rose to their highest point in more than 3 years, while Japanese 10-year government bonds (JGBs) fell after the Bank of Japan (BOJ) ended its 5-year policy of flooding the Japanese economy with cash.

The Trust’s performance was negative during the second quarter.  The German benchmark 10-year bund yield touched 4% for the first time since October  2004.  The metal and currency sectors also added to performance in April as both precious and base metals continued to trend higher due to inflationary fears and increased demand.  Currencies benefited as the U.S. dollar continued to weaken.  Gold climbed above $650/oz for the first time in 25 years while the U.S. dollar fell 4.1% against the euro.  In  mid-quarter, the interest rate, metal, agriculture and indices sectors suffered from large market corrections.  Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure.   The Dow Jones Industrial Average closed on May 9th within 84 points of a new record high; however later weakened, ending May with their worst monthly decline in almost two years.  This caused a  “contagion effect” in the metal and currency sectors.  Gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th.  The dollar fell to an eight-month low of 109 yen /dollar on May 17th and reached a one-year low of $1.297 per euro.  In June, all of April’s gains were erased as all six sectors were negative, with the currency, metals and interest rate sectors responsible for the majority of the Trust’s losses.   The possibility of a larger-than-expected interest rate move sent the U.S. dollar and U.S. treasury yields higher.  However the markets suffered another reversal after the Fed raised rates by only 25 basis points.  The dollar ended the quarter 5.3% lower against the euro and 2.8% lower versus the yen- the greatest percentage decrease since the last quarter of 2004.

The Trust’s performance  was positive for the third quarter.  The interest rate sector was positive as U.S. treasuries had their biggest quarterly gain in 4 years, and European 10-year bonds posted their first quarterly gain since June 2005.  The U.S. 10-year note touched a seven-month low of 4.53% on September 25th, down from 5.14% on June 30th .  JGBs also helped performance as investors speculated that the BOJ would keep interest rates at their current level for the remainder of the year.  The energy sector was also positive  albeit with increased volatility.  Natural gas and crude oil prices tumbled in September as mild weather in the Midwestern United States cut demand and inventories climbed toward an all-time high.   Meanwhile, crude oil prices fell 20 % after touching a record high of $78.40 a barrel on July 14th as fuel stockpiles increased and tensions in the Middle East eased.  Currencies were negative for a third consecutive quarter.  Currency markets continued to experience reversals with speculation about the health of the U.S. economy and global inflation.  The metals sector suffered as commodities as an asset class had its biggest quarterly decline in at least 50 years.  The Commodity Research Bureau index ended the third quarter down 12%, its largest decline since 1956.  Gold prices fell 18% from a 26-year high of $732 an ounce in May.  The indices and agriculture sectors were also negative for the quarter as sugar prices plunged, while the indices sector suffered as fears over slower growth in the U.S. and Japan kept equity markets lower for the majority of the quarter.

The Trust’s performance was negative for the fourth quarter.  In the fixed income sector, German and U.S. government bonds fell, experiencing reversing trends while the JGBs oscillated due to market speculation.  The metals sector was also negative for the quarter as precious metals fell.  The currency sector  added  to the Trust’s losses in December as the U.S. dollar’s weakening trend suffered a reversal.  The agriculture and indices sectors offset losses as corn prices had their biggest annual gain ever, reaching a 10-year high.

2005

The JWH Global Trust posted a  loss of  10.3% for 2005.  The Net Asset Value at year-end was $112.96 (please see Note (1)  and Note (7) in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $148.54 per unit at the beginning of the year.  During 2005, total contributions to the Trust were $38,804,726.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2007 and 2006.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2007, the Trust’s average total capitalization was approximately $89.9 million, and during fiscal year 2006, the Trust’s average total capitalization was approximately $156 million.

Fiscal Year 2007

Market	Highest	Lowest	Average	% of
Sector	Value	Value	Value	Average
	at Risk*	at Risk*	at Risk*	Capitalization**

Agriculture	$3.00	$1.00	$2.00	2.2%
Currencies	$9.70	$2.20	$6.40	7.1%
Energies	$2.40	$0.05	$1.70	1.9%
Indices	$3.00	$0.30	$1.90	2.1%
Interest Rates	$6.00	$2.10	$3.70	4.1%
Metals	$2.30	$0.30	$1.10	1.2%

Total	$26.40	$6.40	$16.80	18.6%

Fiscal Year 2006

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**

Agriculture	$2.80	$1.10	$1.80	1.20%
Currencies	$16.10	$6.10	$11.00	7.10%
Energies	$6.70	$0.90	$3.37	2.26%
Indices	$5.00	$3.10	$4.00	2.60%
Interest Rates	$8.90	$1.20	$5.40	3.50%
Metals	$2.52	$0.70	$1.85	1.20%

Total	$42.02	$13.10	$27.42	17.86%

*   Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year.  All amounts represent millions of dollars committed to margin.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds substantially all of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 75% of the 91-day Treasury bill rate.  As of December 31, 2007 and December 31, 2006, the Trust had approximately $72.9 million and $119.3 million, respectively, in cash on deposit with RJO.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and JWH manage the Trust’s primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2007, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions exposure to cross-rates positions such as euro/yen, and more recently have also included aud/yen and pound/yen positions and emerging markets like Singapore dollar.

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

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2007, the Trust’s primary exposure was in the Osaka Nikkei (Japan) and SFE (Sydney Futures Exchange - Australia) SPI 200.  As of December 31, 2006, the Trust’s primary exposure was in the E-Mini NASDAQ, Eurostoxx 50, Osaka Nikkei (Japan), and SFE SPI 200 (Australia).  The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The JWH programs currently used for the Trust trade mainly precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Coffee, corn, wheat, beans, soybean oil, cotton, cocoa and sugar accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2007 and December 31, 2006.  In the past, the Trust has had market exposure to live cattle, and the soybean complex and may do so again in the future.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2007 and December 31, 2006.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen,  British pounds and Swiss francs.

Cash Position.  The Trust held substantially all its assets in cash at  R.J. O’Brien & Associates, earning interest at 75% of the average 91-day Treasury bill rate (calculated daily).

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

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Trading Revenues (Loss)	$(19,475,025)	$14,348,770	$(4,988,722)	$5,689,713
Total Trading Expenses	2,333,860	2,120,145	1,734,035	1,813,700
Trading Income (Loss)	(21,808,885)	12,228,625	(6,722,757)	3,876,013
Non-Trading Income (Loss)	(466,578)	1,015,019	2,560,964	2,400,422
Net Income (Loss)	$(22,275,463)	$13,243,644	$(4,161,793)	$6,276,435

Net Income (Loss) per Trading Unit	$(17.40)	$10.91	$(6.75)	$4.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006	2006	2006	2006
Total Trading Revenues (Loss)	$(14,649,015)	$759,644	$3,450,176	$(5,414,753)
Total Trading Expenses	4,002,136	3,612,453	3,011,828	2,714,207
Trading Income (Loss)	(18,651,151)	(2,852,809)	438,348	(8,128,960)
Non-Trading Income (Loss)	(253,651)	(169,996)	(246,582)	131,316
Net Income (Loss)	$(18,904,802)	$(3,022,805)	$191,766	$(7,997,644)

Net Income (Loss) per Trading Unit	$(10.71)	$(2.70)	$0.47	$(6.16)

The Trust has not disposed of any segments of its business.  In 2007, the Trust recorded income of $1,193,083, $2,589,725 and $2,708,467 on collections from the RCM bankruptcy in excess of impaired value in the quarters ended June 30, September 30, and December 31, 2007, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust at the time this annual report was filed, including the managing owner’s President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Trust’s  disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of the managing owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2007.

Management's Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2007.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2007, the Trust's internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2007, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC. The officers and directors of the Managing Owner as of December 31, 2007 were as follows:

R.J. O’Brien Fund Management, LLC

Gerald Corcoran is Chief Executive Officer and Director of RJOFM: Gerry Corcoran was appointed Chief Executive Officer of RJO in June 2000 and was appointed as Chief Executive Officer of RJOFM in November of 2006.  He joined the RJO family in 1987 as Chief Financial Officer and served as Chief Operating Officer, a position he was promoted to in 1992.  He is also a member of the Board of Directors.  Prior to joining RJO, Mr. Corcoran served as controller for the Chicago Sun-Times, the nation’s 7th largest daily newspaper.  He is a former member of the Chicago Mercantile Exchange where he served on the Clearing House Committee.  Mr. Corcoran also serves on the Board of Governors of the Chicago Board of Trade Clearing Corporation, the only AAA rated clearing organization in the world.  Mr. Corcoran has a Bachelor of Business Administration from Loyola University and is a Certified Public Accountant.

Colleen Mitchell is President and Director of RJOFM:  Colleen Mitchell was promoted to President of R.J.O’Brien in June 2000.  Prior to this position, she served as vice president for the futures commission merchant.  Ms. Mitchell was responsible for marketing, clearing, and execution services to commodity trading advisors, hedge fund managers, and introducing brokers.  Formerly, Ms. Mitchell served as senior vice president for Terra Nova Trading in Chicago, where she launched and brokered for a NASD broker-dealer and NFA introducing brokerage firm.  She has a Bachelor of Arts from Saint Mary’s College in South Bend, Indiana.

Jeffrey R. Miceli was Chief Financial Officer and Director  of RJOFM:  Mr. Miceli served as Chief Financial Officer of R.J. O’Brien Alternative Asset Management, Inc. until April 2007.  Prior to joining R.J. O’Brien, he was a senior manager in the Investment Services practice of KPMG LLP.  He is a Certified Public Accountant and graduated from Northern Illinois University with a B. S. in Accounting in 1988.  He is a member of the AICPA and the Illinois CPA Society.  As of April 30, 2007, the Board of Directors of RJOFM voted to remove Mr. Miceli from his position as Vice President and Chief Financial Officer of RJOFM in order to reassign Mr. Miceli to another position within the larger R.J. O’Brien & Associates family.

Helen D. McCarthy is Chief Financial Officer and Director of RJOFM:.  Ms. McCarthy was named CFO of RJOFM on April 30, 2007.  Prior to joining R.J. O’Brien, Ms. McCarthy was VP of Finance/Controller at ACNielsen, a global marketing information company.  Before ACNielsen, she served as Vice President of Finance at the Sun-Times Media Group, a newspaper conglomerate with over 100 publications.  Ms. McCarthy was responsible for all financial management and Controllership duties.  Ms. McCarthy also spent 7 years with Ernst & Young auditing both Public and Private companies.  Ms. McCarthy began serving as Chief Financial Officer in April 2007.

Annette A. Cazenave is Senior Vice President and Director of RJOFM:  With RJOFM’s purchase of RCMI in December of 2006, Ms. Cazenave joined RJOFM with over twenty-five years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms Cazenave joined Cargill in March of 2004.  Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).  Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm.  Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993).  Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust does not have any directors or officers of its own and no person is known to the Trust to beneficially own more than 10% or the outstanding units.

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

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Managing Owner operates the Trust and has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  This code of ethics is included by reference in Exhibit 14.01 to this annual report.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2007, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2007, the Managing Owner beneficially held an ownership of $1,712,262 (which is the equivalent of 20,218 units) or approximately 2.1% of the ownership of the Trust as of that date.

(c)
As of December 31, 2007, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence

None.  The Trust does not have any directors.

Item 14.  Principal Accounting Fees and Services

(a)           Audit Fees

The Trust paid CF & Co., L.L.P, the Trust’s independent registered public accounting firm, $140,000 and $174,823 respectively for the 2007 and 2006 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements filed with the Trust’s Form 10-Ks, the review of financial statements included in the Trust’s Form 10-Q filings and review of other SEC filings.

(b)           Audit-Related Fees

The Trust did not pay CF & Co., L.L.P any amount in 2007 or 2006 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)           Tax Fees

The Trust did not pay CF & Co., L.L.P any amount in 2007 or 2006 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $120,000 for such services for 2007 and $65,000 for 2006.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)           All Other Fees

None.

(e)           Audit Committee Pre-Approval Policies and Procedures

(i)
The board of directors of the Managing Owner acts as the audit committee with respect to the Trust.  The directors of the Managing Owner have not developed pre-approval policies as of the date of this report.  Consequently, all audit and non-audit services provided by CF & Co., L.L.P must be approved by the directors of the Managing Owner.

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

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.

c.	Condensed Consolidated Schedule of Investments as of December 31, 2007 and 2006.

d.	Consolidated Statements of Operations, Years ended December 31, 2007, 2006 and 2005.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2007, 2006 and 2005.

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01
Amended and Restated Selling Agreement among R.J. O’Brien  Securities, LLC (the “Lead Selling Agent”), JWH Global Trust (the “Registrant”), R.J. O’Brien Fund Management LLC (the “Managing Owner”), and R.J. O'Brien & Associates, LLC.

1.02	Form of Amended and Restated Additional Selling Agreement.(1)
3.01	Seventh Amended and Restated Declaration and Agreement of Trust of the Registrant.(2)

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.(3)

10.01	Form of Subscription Agreement and Power of Attorney.(4)

10.02	Subscription and Transfer Agent Agreement, dated as of April 2, 2007, by and among The Bank of New York, the Managing Owner, and the Registrant.(5)

10.03	Form of Trading Advisory Agreement among the Registrant, the Managing Owner, RJO and JWH, as assigned to R.J.O’Brien Fund Management, LLC.(3)

10.04	First Amendment to the Trading Advisory Agreement, dated as of September 29, 2000, by and among JWH Global Trust, CIS Investments, Inc., and John W. Henry & Company, Inc.(5)

10.05	Second Amendment to the Trading Advisory Agreement, dated as of June 23, 2005, by and among JWH Global Trust, CIS Investments, Inc., and John W. Henry & Company, Inc.(5)

10.06	Third Amendment to the Trading Advisory Agreement, dated as of June 27, 2006, between JWH Global Trust, Refco Commodity Management, Inc., and John W. Henry & Company.(5)

10.07	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated as of September 27, 2006. (6)

13.01	Annual Report to Unitholders for Fiscal Year 2007.

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics.

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

(1)  Incorporated by reference from the exhibit of the same description filed on November 29, 2007 with Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-146177).

(2)  Incorporated by reference from the exhibit of the same description filed on March 4, 2008 on the Registrant's Form 8-K.

(3)  Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).

(4)  Incorporated by reference from the exhibit of the same description filed on December 5, 2007 with the Registrant's Prospectus on Form 424B3.

(5)  Incorporated by reference from the exhibit of the same description filed on September 19, 2007 with the Registrant's Registration Statement on Form S-1 (Reg. No. 333-146177; declared effective December 4, 2007).

(6)  Incorporated by reference from the exhibit of the same description filed on July 5, 2007 on the Registrant's Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2008	JWH GLOBAL TRUST

By: R.J. O’Brien Fund Management,LLC.
(Managing Owner)

	By:	/s/ Helen D. McCarthy
Helen D. McCarthy
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 20, 2008, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Helen D. McCarthy	Chief Financial Officer and Director
Helen D. McCarthy	(principal financial and accounting officer)

/s/ Colleen Mitchell	President and Director
Colleen Mitchell

/s/ Annette Cazenave	Senior Vice President and Director
Annette Cazenave