Form 10-Q
period 2008-03-31
JWH GLOBAL TRUST
filed 2008-05-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number:  000-22887

JWH GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o R.J. O’Brien Fund Management, LLC
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
☒ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31, 2008	December 31, 2007
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$86,968,099	$72,906,959
Unrealized gain on open contracts	1,489,850	1,468,910
Cash on deposit with bank	34,151	30,436
Cash on deposit with bank - Non-Trading	9,833,881	8,881,327
	98,325,981	83,287,632

Interest receivable	114,143	135,241
Total Assets	$98,440,124	$83,422,873

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$340,657	$271,984
Accrued management fees	147,048	123,807
Accrued incentive fees	-	-
Accrued offering expenses	35,000	30,000
Accrued operating expenses	264,938	292,627
Redemptions payable - Trading	1,499,277	1,641,786
Accrued legal fees - Non-Trading	101,550	76,170
Accrued management fees to U.S. Bank - Non-Trading	18,125	29,424
Distribution payable - Non-Trading	39,801	39,801
Total liabilities	2,446,396	2,505,599

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners (784,658 and 831,874 units outstanding at
March 31, 2008 and December 31, 2007, respectively)	84,675,421	70,450,079
Managing owner (15,095 and 20,218 units outstanding at
March 31, 2008 and December 31, 2007)	1,628,901	1,712,262

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (737,268 and 798,724 units outstanding at
March 31, 2008 and December 31, 2007, respectively)	3,142,448	3,075,087
Nonparticipating owners (1,536,020 and 1,474,564 units outstanding at
March 31, 2008 and December 31, 2007, respectively)	6,546,958	5,679,846

Total unitholders' capital	95,993,728	80,917,274

Total Liabilities and Unitholders’ Capital	$98,440,124	$83,422,873

Net asset value per unit:
Trading	$107.91	$84.69
LLC equity/Non - Trading	$4.26	$3.85

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
March 31, 2008
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (0.77%)
Futures Positions (-0.40%)
Agriculture	268	$8,650,637	$(957,457)
Energy	236	24,176,300	(102,264)
Indices	34	4,523,310	(548,646)
Interest rates	1,086	289,412,431	1,276,697
Metals	233	21,350,914	(53,626)
		348,113,592	(385,296)
Forward Positions (1.17%)
Currencies	5	143,536,285	1,125,175

Total long positions		$491,649,877	$739,879

Short positions (0.78%)
Futures positions (0.47%)
Agriculture	114	$3,957,156	$175,679
Indices	385	25,863,624	270,616
Interest rates	82	19,319,889	(3,382)
Metals	77	6,874,538	9,513
		56,015,207	452,426
Forward positions (0.31%)
Currencies	91	25,865,457	297,545

Total short positions		$81,880,664	$749,971

Total unrealized gain on open contracts (1.55%)			$1,489,850
Cash on deposit and open contracts with brokers (90.60%)			86,968,099
Cash on deposit with bank (10.28%)			9,868,032
Other liabilites in excess of assets (-2.43%)			(2,332,253)
Net assets (100.00%)			$95,993,728

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
December 31, 2007

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (3.24%)
Futures Positions (2.18%)
Agriculture	1,145	$27,440,938	$1,316,159
Energy	243	21,641,588	704,037
Indices	61	13,352,207	(973)
Interest rates	1,332	340,380,811	(280,099)
Metals	140	11,716,520	23,669
		414,532,064	1,762,793
Forward Positions (1.06%)
Currencies	4	142,065,738	858,449

Total long positions		$556,597,802	$2,621,242

Short positions (-1.42%)
Futures positions (0.27%)
Agriculture	72	$2,343,040	$17,480
Energy	44	3,327,850	18,610
Indices	79	11,180,426	321,195
Interest rates	795	193,800,873	(220,909)
Metals	82	6,072,288	78,700
		216,724,477	215,076
Forward positions (-1.69%)
Currencies	8	173,483,740	(1,367,408)

Total short positions		$390,208,217	$(1,152,332)

Total unrealized gain on open contracts (1.82%)			$1,468,910
Cash on deposit and open contracts with brokers (90.10%)			72,906,959
Cash on deposit with bank (11.01%)			8,911,763
Other liabilites in excess of assets (-2.93%)			(2,370,358)
Net assets (100.00%)			$80,917,274

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended March 31,
	2008	2007
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$14,976,936	$(18,029,372)
Change in unrealized gain (loss) on open positions	20,940	(2,486,304)
Foreign currency transaction gain (loss)	5,869,031	(38,315)
Total Trading gain (loss)	20,866,907	(20,553,991)

Investment Income:
Interest income	324,639	1,078,966

Expenses:
Commissions	1,071,632	1,630,508
Management fees	428,676	543,653
Incentive fees	-	-
Ongoing offering expenses	103,000	70,000
Operating expenses	121,207	89,699
Total expenses	1,724,515	2,333,860

Trading income (loss)	19,467,031	(21,808,885)

Non-Trading income (loss):
Interest on Non-Trading reserve	52,341	44,048
Collections in excess of impaired value	1,046,068	-
Legal and administrative fees	(106,765)	(277,422)
Management fees paid to US Bank	(57,171)	(233,204)
Non-Trading income (loss)	934,473	(466,578)

Net income (loss)	$20,401,504	$(22,275,463)

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2008
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	831,874	$70,450,079	20,218	$1,712,262	852,092	$72,162,341
Net income	-	18,997,579	-	469,452	-	19,467,031
Unitholders’ contributions	-	-	-	-	-	-
Unitholders’ redemptions	(47,216)	(4,772,237)	(5,123)	(552,813)	(52,339)	(5,325,050)
Balances at March 31, 2008	784,658	$84,675,421	15,095	$1,628,901	799,753	$86,304,322

Unitholders' Capital (LLC Equity/	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
Non-Trading)	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	798,724	$3,075,087	1,474,564	$5,679,846	2,273,288	$8,754,933
Net income	-	328,329	-	606,144	-	934,473
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(61,456)	(260,968)	61,456	260,968	-	-
Unitholders' distribution	-	-	-	-	-	-
Balances at March 31, 2008	737,268	$3,142,448	1,536,020	$6,546,958	2,273,288	$9,689,406

Total Unitholders Capital at March 31, 2008						$95,993,728

			Unitholders' Capital
	Unitholders' Capital(Trading)		(LLC Equity/Non-Trading)

Net asset value per unit at December 31, 2007	$84.69		$3.85
Net change per unit	23.22		0.41
Net asset value per unit at March 31, 2008	$107.91		$4.26

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

(1) General Information and Summary

JWH Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.

John W. Henry & Company, Inc. (“JWH”) serves as the Trust’s trading advisor.  The advisory agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of March 31, 2008, JWH was managing 100% of the Trust’s assets.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177). This registration statement became effective on December 4, 2007.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:
 (1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) dissolution of the Managing Owner of the Trust; (3) bankruptcy of the Trust; (4) a decrease in the net asset value to less than $2,500,000; (5) a decline in the net asset value per unit to $50 or less; (6) dissolution of the Trust; or (7) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

Prior to December 1, 2006, the managing owner of the Trust was Refco Commodity Management, Inc. (“RCMI”).  An affiliate of RCMI, Refco Capital Markets, Ltd. (“RCM”), had held certain assets of the Trust acting as the Trust’s broker of forward contracts during 2005.  During that year, RCM experienced financial difficulties resulting in RCM’s inability to liquidate the assets.  RCM filed for bankruptcy protection in October, 2005.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679, to the LLC. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.  U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

(2)    Summary of Significant Accounting Policies

(a)    Basis of presentation

The accompanying unaudited consolidated financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and results of operation of the Trust for the periods presented have been included.

The Trust’s unaudited financial statements and the related notes should be read together with the financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

(b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC. All material intercompany transactions have been eliminated upon consolidation.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 4 week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of 3-month LIBOR  less 100 basis points.

(d)    Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption. As of September 1, 2007, any redemption made during the first eleven months of investment is subject to a 2% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Seventh Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.  Investors who redeemed from October 31, 2005 through December  31, 2006 received the Net Asset Value per Unit represented by assets held in the Trading account.

Effective October 31, 2005, the Net Asset Value per unit was split into a “Trading account” and a “Non-Trading” account, the latter representing the assets held at RCM plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims.  All unitholders of record as of October 31, 2005 received their pro-rata right to the assets and the 2,273,288 in substitute units that were transferred to the Non-Trading account.  Investors who redeemed from October 31, 2005 through March 31, 2008 received the Net Asset Value per Unit represented by assets held in the Trading account.

(e)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $103,000 in ongoing offering costs were accrued during the first three months of 2008.

(f)    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 5.0% per annum (or approximately 0.417% per month) of the Trust’s month-end assets after reduction of the management fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid is reduced by exchange fees paid by the Trust.  Commissions are not paid with respect to the LLC.

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

(i)    Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at RCM at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from RCM were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from RCM exceeded the book value of the impaired assets held at RCM, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s statement of operations.  See Note 6 for further details.  Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not estimable.

 (j)    Recent Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defined Fair Value Measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Trust’s financial assets and liabilities fall into exchange and inter-bank dealer market(s) as it pertains to inputs to the fair valuation techniques described in the pronouncement.  The Trust’s financial assets and liabilities are all “Level 1” inputs, as described in the fair value hierarchy.  The valuation of the Trust’s assets and liabilities can be obtained through price quotes provided by active futures and forward trading exchanges and the inter-bank currency dealing market.  These price quotes represent fair value measurement at a particular date of the financial assets and liabilities held within the Trust.

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values amounts of and gains and losses on derivative instruments, and disclosures about contingent features related to credit risk in derivative agreements. SFAS 161 is effective for the Trust beginning January 1, 2009.  The Trust is evaluating the effect the adoption of SFAS 161 will have on its consolidated financial statements.

(3)      Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. (JWH) utilizing four of its trading programs: JWH GlobalAnalytics®, the Financial and Metals Portfolio, the International Foreign Exchange program and  Global Diversified. As of March 1, 2008, the Trust’s assets were re-allocated to utilize three of the JWH programs: 20% Financial and Metals Portfolio, 40% JWH GlobalAnalytics and 40% JWH Diversified Plus portfolio.

Pursuant to the Trust’s agreement with JWH, JWH receives a monthly management fee at the rate of 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a portion of the brokerage fee at an annual rate of 1.25% of the Trust’s month-end net assets, but before reduction for any incentive fee or other costs and before inclusion of purchases and redemptions for the month. These management fees were not paid on the Non-Trading/LLC net assets.

The Trust also pays  JWH a quarterly incentive fee equal to 20% of the “New Trading Profit”, if any, of the Trust. The incentive fee is based on the overall performance of the Trust, not individually in respect of the performance of the individual programs utilized by the Trust. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative Trading Profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and a portion of the brokerage fees at an annual rate of 1.25%.

(4)      Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The LLC will also be treated as a partnership. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

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

Net trading results from derivatives for the periods ended March 31, 2008 and 2007, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2008 and December 31, 2007, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investment in the Trust.

(6)      Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash were transferred to a Non-Trading account, as explained in Note 2(d). On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets. The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from	Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners		Balance of	Collections in Excess of
Date	RCM	Owners	Units	Dollars	Impaired Value	Impaired Value
12/29/06	$10,319,317	$4,180,958	54,914	$5,154,711	$6,643,944	$-
04/20/07	2,787,629	-	-	-	3,856,315	-
06/07/07	265,758	-	-	-	3,590,557	-
06/28/07	4,783,640	-	-	-	-	1,193,083
07/03/07	5,654	-	-	-	-	5,654
08/29/07	-	2,787,947	23,183	1,758,626	-	-
09/19/07	2,584,070	-	-	-	-	2,584,070
12/31/07	2,708,467	-	-	-	-	2,708,467
03/28/08	1,046,068	-	-	-	-	1,046,068

Totals	$24,500,603	$6,968,905	78,097	$6,913,337	$-	$7,537,342

(7)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month  periods ended March 31, 2008 and 2007.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Three months ended March 31,
	2008	2007

Net asset value of trading units at beginning of period	$84.69	$93.86
Trading income (loss) per unit	23.22	(17.40)
Net asset value of trading units	$107.91	$76.46

Total Return:
Total return before incentive fee	27.42%	(18.54%)
Less incentive fee allocation	0.00%	0.00%
Total Return:	27.42%	(18.54%)

Ratios to average net assets:

Trading income (loss):	24.14%	(19.95%)

Expenses:
Expenses less incentive fees	(2.14%)	(2.13%)
Incentive Fees	0.00%	0.00%
Total expenses	(2.14%)	(2.13%)

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month  periods ended March 31, 2008 and 2007. The amounts are not annualized.

(8)       Subsequent events

On April 29, 2008, U.S. Bank distributed $3,296,267 (or approximately $1.45/unit).  Unitholders who had previously redeemed units in the Trust as of April 30, 2008 received cash in the amount of $2,242,451.  Unitholders who had not previously redeemed units received 10,735 additional units of the Trust in exchange for $1,053,815 which represented their share of the total distribution of $3,296,267.

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

(b)      Liquidity

The Trust’s assets at March 31, 2008 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 4 week Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in currencies other than dollars, the Trust earns interest at a rate of 3-month LIBOR less 100 basis points.  For the fiscal quarters ended  March 31, 2008 and 2007, the Trust had received or accrued to receive trading interest of $324,639 and $1,078,966 respectively.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the first quarters of fiscal years 2008 and 2007.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended March 31, 2008

The Trust recorded net trading gains of $19,467,031 or $ 23.22 per trading unit in the first quarter of 2008 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following exludes the Trust’s Non-Trading accounts). As of March 31, 2008, the Trust had gained 31.91% since its inception in June 1997.

On March 31, 2008, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® (40%), Financial and Metals Portfolio (20%), and JWH Diversified Plus (40%).

The Trust experienced positive performance for the month of January.  An important shift in the market’s focus seemed to be emerging at the start of 2008. Last year the global economy was relatively strong. The market consternation was related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of the world’s major stock markets were experiencing double-digit declines. Concerns about the economy and the performance of U.S. equities led the U.S. Federal Reserve Board (the Fed) to cut interest rates 75 basis points on January 22nd  - the first inter-meeting rate move since 2001. This reduction was followed by a second cut of 50 basis points on January 30th. The Fed Funds rate ended the month at 3%. The aggressive stance of the Fed and the White House and Congress coming to an agreement on an economic stimulus package combined to stabilize equity prices towards the end of the month.  The Trust’s trading in global equity futures was profitable during the month. U.S. equities suffered through one of the worst January’s on record as fears of a U.S. recession intensified. The S&P 500 lost 6.1% for the month, while the Nasdaq Composite shed 9.9%.  Financial shares were particularly hard hit as uncertainty about the extent of sub-prime write-offs persisted. Increasing risk of recession took its toll on the technology sector as a number of bellwether issuers suffered significant declines. Global decoupling and the belief that the world economy can be immune from weakness in the U.S. was put to the test in January as stock markets worldwide and, in particular, those in Japan and Europe experienced worse declines than the U.S. markets. Similarly, there was strong performance in the interest rate sector as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus. The yield on the benchmark U.S. 10-year bond declined 43 basis points to 3.59% by month-end. The actions by the Fed were notable in terms of both magnitude and timing, as they reduced interest rates by close to 30% in two separate moves over an 8-day period. Significant profits were generated in Eurodollar futures and  Japanese government bonds (JGBs) performed well. Trading in currencies was more challenging, resulting in slightly positive performance from this sector. The dollar declined modestly. Rising volatility and investor fear resulted in a general unwinding of currency carry trades. Within the G-10 universe, the low-yielding Japanese yen and Swiss franc were the strongest currencies, appreciating the most. The relative weakness of the British pound continued in January and the long position in the euro/British pound cross rate was a top performer for the Trust.  Trading in metals was positive with positions in gold driving performance. Gold traded to an all-time high during the month above $930 per ounce. The continued weakness of the U.S. dollar, stock and credit markets  as well as disruptions in African mining activity drove the rally. Positions in silver also contributed to performance in the sector as it loosely followed the direction of gold. Positions in base metals were unprofitable. Trading in energies was negative for January.  Crude oil and the crude oil products started the year faltering from near record prices. Trading was volatile as an impending OPEC meeting on February 1st added to market uncertainty. Positions in natural gas were also unprofitable as the market traded in a directionless pattern for most of the month. The Trust continues to benefit from the bull market in grain prices. Positions in corn, wheat, soybeans and bean oil were all profitable. Corn positions led the way as the price moved higher in response to a USDA report that showed a sharp drop-off in the U.S. corn stockpile. Wheat prices also were helped by reports of lower than expected planting intentions. Positions in sugar and coffee also contributed to profits this month.

February was another positive month for the Trust. Data released during the month continues to point to a weakening in the U.S. economy.  As the severity of the credit crisis and its ramifications become more apparent and pessimism about the deteriorating state of the economy was met with optimism about the prospects of official forms of economic stimulus, an interesting trading dynamic was created.  Some sectors were confined to broad ranges, while others experienced explosive moves.  Generally, major global equity indices traded in a broad range during the month as market anxiety vacillated between fears of recession and concerns about inflation.  The S&P 500 finished with a modest loss for the month as market volatility declined from the peak readings registered in January. In this environment, the Trust’s trading was positive as positions in European and U.S. markets offset losses in the Japanese Nikkei. Trading in interest rates was unprofitable as the psychology of the market shifted during the month. In January, fear and prospects for a slower global economy drove global bond prices to extremes. In his testimony to the U.S. Senate Banking Committee, Fed chairman, Ben Bernanke, underscored the Fed’s dovish stance on interest rates. He warned that downside risks to the economy remain due to weakness in the housing, labor and credit market.  The U.S. yield curve steepened as long-term interest rates moved higher. The benchmark U.S. 10-year note yield approached 4% during the month, up from a low of 3.30%  in January, only to end the month at 3.5%.  After rallying early in February, the dollar reversed course and closed the month weaker against most major currencies as narrowing interest rate differentials and the prospect for higher inflation in the U.S. combined to weigh on the currency. The low-yielding Swiss franc and Japanese yen were among the strongest currencies against the dollar as risk appetite in the market remains low. The USD/JPY exchange rate closed the month at a multi-year low of 103.75. Trading in the euro was choppy and less profitable; nevertheless, the currency did manage to close at an all-time high of 1.5180. As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Trust’s February returns. The greatest profits came from the agriculture markets, particularly from grains and soft commodities. In some cases, the moves were significant: bean oil was up 27% during the month, coffee was up 19%, wheat was up 15%, and sugar was up 14%.  It is uncommon for these markets in this sector to move higher so strongly in the same month. The demand for food related commodities from a flatter, more prosperous global economy is an important theme driving agricultural commodities. The weakness of the dollar is another important factor. The energy sector was also profitable as crude oil surged above $100 per barrel. The initial stage of the approximate 10% rally in the price of crude during the month may be attributable to the unwinding of large short positions that were established in January. In addition to the old themes of strong demand and dollar weakness, the perception in the market that OPEC would defend levels below $90 per barrel helped to support prices. Natural gas was a significant contributor to the sector’s profits during the month also. Performance from the metals sector was positive as both precious and base metals were higher. Gold continues its march toward the $1,000/ounce level. The weak dollar, further Fed rate cuts and macroeconomic concerns, including the prospects for further inflation, are fundamentals that can have a positive influence on the price of gold.  The movements higher in base metals during the month were based on production outages reported in both China and South Africa. This puts further pressure on inventories which are at multi-year lows.

The Trust posted a positive return in March. The crisis in the financial markets continued in March possibly reaching the nadir on March 17th.  This date also marked the year-to-date low in the S&P 500 and coincided with price reversals in a number of key markets. U.S. officials provided a substantial policy response to the deteriorating markets: in addition to reducing the Federal Funds rate by 75 bps on March 18th, the Federal Reserve established new lending facilities aimed at adding more liquidity and providing access to a broader array of financial institutions. The U.S. Treasury also proposed an overhaul of the financial system. In the near term these measures were effective in alleviating some of the stress in the markets. Equity prices rallied, certain credit spreads tightened and volatility subsided. Currencies were the most profitable sector this month as interest rate differentials between the U.S. and Europe widened further. The Euro traded at a record level of 1.5804 during the month and closed near its all-time high at month-end. The Federal Reserve rate cut on March 18th brought the Fed Funds rate to 2.25%.  On the other hand, the European Central Bank has left official lending rates stable at 4.00% during 2008. The fund generated profits in most major currencies against the dollar. The interest rate sector was at the center of the storm in March as the U.S Federal Reserve actions described above provided a powerful boost to a market that was reeling from fear. These actions prompted meaningful price reversals across the sector.   The stock market was also under pressure which made government bonds and securities the logical haven from the storm. Yields on 10-year U.S. government bonds fell early in the month to close at 3.44%. Performance from this sector was slightly positive. Positions in U.S. and Japanese interest rates performed best.  Equity markets sold off early in March as financial shares were battered on credit concerns. The technology sector was marked down along with growth projections for the U.S economy. However, stocks did recover in the second half of the month. Overall, trading in global equities was profitable for the month with positions in the Japanese Nikkei being the best performer.  Precious metals keyed off of developments in the financial markets. Gold soared to record highs early in the month.  When the markets staged their recovery, gold sold off sharply.  Gold traded down from a monthly high near $1,040/ounce to close the month at $921. Positions in both precious and base metals were unprofitable for the month. Although crude oil prices reached new highs above $100 per barrel in March, natural gas supplied a majority of the profits in the energy sector. Natural gas rallied more than 7% during the month as colder-than-expected temperatures and increased demand may slow the build in natural gas inventories. Positions in London gas oil were also profitable. The agricultural sector was a significant drag on performance in March as trading in all component markets was negative. Trading and price action in the grain markets was largely independent from the moves in the financial markets and the dollar. Most grain prices were enjoying a remarkable bull market heading into March and arguably due for a correction.  Recently expanded daily exchange price limits allowed for dramatic moves to the downside in wheat, soybeans and soybean products. Corn bucked the trend and finished the month stronger, buoyed by bullish reports from the USDA. Soft commodities such as sugar, coffee and cotton reversed course during the month, suffering from a reduction in speculative risk taking.

During the quarter no units were sold. Beneficial Owners redeemed a total of  47,216 units during the quarter. The Managing Owner redeemed a total of 5,123 units during the quarter. At the end of the quarter there were 784,658 units outstanding owned by the beneficial owners and 15,095 units outstanding owned by the Managing Owner.

During the fiscal quarter ending March 31, 2008, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended March 31, 2007

The Trust recorded net trading losses of $21,808,885 or $17.40 per trading unit in the first quarter of 2007 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2007, the Trust had lost - 6.54% since its inception in June 1997.

On March 31, 2007, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH GlobalAnalytics® (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

The Trust’s performance was negative for the month of January. The interest rate sector was the Fund’s best performing sector.  European 10-year bond yields reached 6-month highs and U.K. two-year gilt yields moved toward 5-year highs.  German debt fell during the month with a decline in unemployment and a rise in retail sales.  Long gilts slumped as yields soared after the Bank of England unexpectedly raised interest rates by a quarter point on January 11th.  U.S. Treasuries also helped performance: the U.S. 10-year note yield touched a 5-month high of 4.9% on January 26th, as the U.S. economy expanded faster in the fourth quarter than expected.  Continued volatility in 10-year Japanese Government bonds (JGBs) limited the sector’s performance.  With no change in rates, JGBs had the biggest weekly gain since August.  The currency sector was the Fund’s worst performing sector as currency markets reversed back and forth. The U.S. dollar’s weakening trend against the euro and the British pound continued its reversal. On January 3rd, the dollar rose to a 6-month high against the euro. The December Federal Reserve Board (Fed) meeting minutes stated that inflation (vs. waning growth) was their “predominant concern,” hence supporting the dollar.  The British pound fell to $1.9296 on January 5th from $1.9848 on December 1st (highest level since September 1992).  On January 11th, the pound rose again to a 14-year high of $1.9916 vs. the dollar before falling again.  Offsetting some of the losses was the Japanese yen, which fell 1.4% (to lowest point in more than 4 years) vs. the dollar.  Towards the end of January, however, the dollar had its largest fall vs. the yen in more than two months. The  yen was the best performer, while the euro suffered the largest loss.  The energy sector was positive for the month despite changing weather conditions which caused extreme volatility within the sector.  Warmer-than-expected weather in the beginning of the month, led to decreased demand and lower prices.  Following a government report indicating that U.S. supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a 19-month low of $49.90 a barrel.  Forecasts of colder weather throughout February reversed the weakening trend. On January 30th, natural gas rose 12% and closed at its highest price since December 4th   (ending the month with a 21% gain).  By the end of January, crude oil rebounded to above $58 a barrel in New York.  Crude oil and London gas oil were the best performers; natural gas was the worst performer. The metals sector was negative for the month as precious metal prices reacted to fluctuations in the U.S. dollar.  The early January strengthening in the U.S. dollar weakened Gold prices which fell 3.1%.  However, gold then rose 3.9% for the month as the dollar once again weakened.  LME copper limited   losses as copper prices fell 10% in January and 35% since reaching a record high in May 2006.  The equity indices sector was negative for the month as losses in the NASDAQ E-mini offset the gains of the other components in the sector.  U.S. stocks completed their longest stretch of monthly gains in more than a decade but, intra-month volatility hurt the sector’s overall performance.  On January 13th, U.S. stocks rose to a more than 3-month high.   The NASDAQ had a 2.8% increase to 2,502.82, a level not seen since February 2001.  However, stocks fell towards the end of the month after profit reports caused concern that analysts’ forecasts for earnings at computer-related companies were too high.  The NASDAQ E-Mini was the worst performer in the sector, while all other components of the sector were positive. The agriculture sector was negative for the month as price instability hurt performance.  New York coffee fell from a 19-month high of $1.30 on December 15th.  Corn suffered a sharp reversal by falling 7.2% in the first 2 days of the year then rebounded, along with soybeans, during the rest of the month.  Corn reached a 10-year high on January 17th, while soybeans reached an 18-month high on January 18th.  The sector’s best performer was New York sugar, while the sector’s worst performer was corn.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust,  including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The LLC is pursuing certain claims with respect to assets of the Trust formerly held by RCM.  See “Notes to Consolidated Financial Statement – Note 1.”  There is no assurance that such efforts will result in additional recoveries.

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 filed on April 18, 2008.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2008:

Month	Units Redeemed	Redemption Date NAV per Unit

January	20,259	$94.46
February	18,333	$105.16
March	13,747	$107.91

Total	52,339

Units sold January 1, 2008 through March 31, 2008: 0
Units unsold through March 31, 2008: 1,000,000 ($107,910,000)
Aggregate price paid for units sold January 1, 2008 through March 31, 2008: $0

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit                                Description of Document

Number

3.01	Seventh Amended and Restated Declaration and Agreement of Trust of the Registrant.[1]

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[2]

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

1 Incorporated by reference from the exhibit of the same description filed on March 4, 2008 on the Registrant's Form 8-K., and incorporated herein by reference

2 Incorporated by reference from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825; declared effective April 3, 1997).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

JWH Global Trust

Date:           May 15, 2008

By:           R.J. O’Brien Fund Management, LLC.
Managing Owner

By:           /s/ Thomas J. Anderson
      Thomas J. Anderson
      Chief Financial Officer and duly authorized officer