Form 10-Q
period 2008-06-30
JWH GLOBAL TRUST
filed 2008-08-08
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2008	December 31, 2007
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$81,745,290	$72,906,959
Unrealized gain on open contracts	2,722,519	1,468,910
Cash on deposit with bank	30,256	30,436
Cash on deposit with bank - Non-Trading	7,029,667	8,881,327
	91,527,732	83,287,632

Interest receivable	134,436	135,241
Total Assets	$91,662,168	$83,422,873

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$319,724	$271,984
Accrued management fees	140,848	123,807
Accrued incentive fees	-	-
Accrued offering expenses	34,000	30,000
Accrued operating expenses	92,325	292,627
Redemptions payable - Trading	826,018	1,641,786
Accrued legal fees - Non-Trading	117,547	76,170
Accrued management fees to U.S. Bank - Non-Trading	35,731	29,424
Distribution payable - Non-Trading	39,801	39,801
Total liabilities	1,605,994	2,505,599

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners (759,841 and 831,874 units outstanding at
June 30, 2008 and December 31, 2007, respectively)	81,682,621	70,450,079
Managing owner (14,223 and 20,218 units outstanding at
June 30, 2008 and December 31, 2007, respectively)	1,528,965	1,712,262

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (704,668 and 798,724 units outstanding at
June 30, 2008 and December 31, 2007, respectively)	2,121,051	3,075,087
Nonparticipating owners (1,568,620 and 1,474,564 units outstanding at
June 30, 2008 and December 31, 2007, respectively)	4,723,537	5,679,846

Total unitholders' capital	90,056,174	80,917,274

Total Liabilities and Unitholders’ Capital	$91,662,168	$83,422,873

Net asset value per unit:
Trading	$107.50	$84.69
LLC equity/Non - Trading	$3.01	$3.85

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of June 30, 2008
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (3.69%)
Futures Positions (2.26%)
Agriculture	597	$23,155,263	$1,006,943
Energy	237	32,159,855	961,245
Indices	11	713,124	(37,235)
Interest rates	11	1,255,844	3,984
Metals	72	6,955,313	100,845
		64,239,399	2,035,782
Futures Positions (1.43%)
Currencies	2	13,702,891	1,289,759

Total long positions		$77,942,290	$3,325,541

Short positions (-0.67%)
Futures Positions (0.58%)
Indices	210	$21,819,385	$549,444
Interest rates	1,406	325,357,569	182,400
Metals	57	4,925,040	(213,305)
		352,101,994	518,539
Forward positions (-1.25%)
Currencies	6	88,876,418	(1,121,561)

Total short positions		$440,978,412	$(603,022)

Total unrealized gain on open contracts (3.02%)			$2,722,519
Cash on deposit and open contracts with brokers (90.77%)			81,745,290
Cash on deposit with bank (7.84%)			7,059,923
Other liabilites in excess of assets (-1.63%)			(1,471,558)
Net assets (100.00%)			$90,056,174

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

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(221,258)	$11,310,368	$20,550,245	$(6,719,004)
Change in unrealized gain (loss) on open positions	1,232,669	2,283,789	1,253,609	(202,516)
Foreign currency transaction gain (loss)	(76,030)	(72,814)	(1,566)	(111,130)
Total Trading gain (loss)	935,381	13,521,343	21,802,288	(7,032,650)

Investment Income:
Interest income	312,215	827,427	636,854	1,906,393

Expenses:
Commissions	1,026,322	1,248,898	2,097,954	2,675,662
Management fees	410,614	654,222	839,290	1,401,617
Incentive fees	-	-	-	-
Ongoing offering expenses	104,000	127,000	207,000	197,000
Operating expenses	119,999	90,025	241,206	179,724
Total expenses	1,660,935	2,120,145	3,385,450	4,454,003

Trading income (loss)	(413,339)	12,228,625	19,053,692	(9,580,260)

Non-Trading income (loss):
Interest on Non-Trading reserve	24,457	50,819	76,798	94,867
Collections in excess of impaired value	701,148	1,193,083	1,747,216	1,193,083
Legal and administrative fees	(138,643)	(62,480)	(245,408)	(443,452)
Management fees paid to US Bank	(136,285)	(166,403)	(193,456)	(296,057)
Non-Trading income (loss)	450,677	1,015,019	1,385,150	548,441

Net income (loss)	$37,338	$13,243,644	$20,438,842	$(9,031,819)

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2008
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	831,874	$70,450,079	20,218	$1,712,262	852,092	$72,162,341
Net income	-	18,594,212	-	459,480	-	19,053,692
Unitholders’ contributions	10,736	1,053,815	-	-	10,736	1,053,815
Unitholders’ redemptions	(82,769)	(8,415,485)	(5,995)	(642,777)	(88,764)	(9,058,262)
Balances at June 30, 2008	759,841	$81,682,621	14,223	$1,528,965	774,064	$83,211,586

	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
Unitholders' Capital (LLC Equity/Non-Trading)	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	798,724	$3,075,087	1,474,564	$5,679,846	2,273,288	$8,754,933
Net income	-	459,708	-	925,442	-	1,385,150
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(94,056)	(359,929)	94,056	359,929	-	-
Unitholders' distribution	-	(1,053,815)	-	(2,241,680)	-	(3,295,495)
Balances at June 30, 2008	704,668	$2,121,051	1,568,620	$4,723,537	2,273,288	$6,844,588

Total Unitholders Capital at June 30, 2008						$90,056,174

	Unitholders'		Unitholders' Capital
	Capital (Trading)		(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2007	$84.69		$3.85
Net change per unit	22.81		(0.84)
Net asset value per unit at June 30, 2008	$107.50		$3.01

See accompanying notes to consolidated financial statements.

JWH GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

John W. Henry & Company, Inc. (“JWH”) serves as the Trust’s trading advisor.  The advisory agreement between the Trust and JWH provides that JWH has sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of June 30, 2008, JWH was managing 100% of the Trust’s assets.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177). This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008.

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

Prior to December 1, 2006, the managing owner of the Trust was Refco Commodity Management, Inc. (“RCMI”).  An affiliate of RCMI, Refco Capital Markets, Ltd. (“RCM”) had held certain assets of the Trust acting as the Trust’s broker of forward contracts during 2005.  During that year, RCM experienced financial difficulties resulting in RCM’s inability to liquidate the assets.  RCM filed for bankruptcy protection in October, 2005.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679, to the LLC. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc.  US Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

(b)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC. All material intercompany transactions have been eliminated upon consolidation.

(c)    Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the consolidated financial statements.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 4 week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of 3-month LIBOR less 100 basis points.

(d)    Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to Bank of New York Mellon or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption. As of September 1, 2007, any redemption made during the first eleven months of investment is subject to a 2% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Seventh Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Effective October 31, 2005, the Net Asset Value per unit was split into a “Trading” account and a “Non-Trading” account, the latter representing the assets held at RCM plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims.  All unitholders of record as of October 31, 2005 received their pro-rata right to the assets and the 2,273,288 in substitute units that were transferred to the Non-Trading account.  Investors who redeemed from October 31, 2005 through June 30, 2008 received the Net Asset Value per Unit represented by assets held in the Trading account.

(e)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $207,000 in ongoing offering costs were accrued during the first six months of 2008.

(f)    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and is referred to as “round-turn commissions.”  These commissions cover both, the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 5.0% per annum (or approximately 0.417% per month) of the Trust’s month-end assets after reduction of the management fee.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid is reduced by exchange fees paid by the Trust.  Commissions are not paid with respect to the LLC.

Since December 1, 2006, the Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO.  As such, the Managing Owner and/or affiliates receive all commissions after December 1, 2006 that were recorded as such in the consolidated financial statements.

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

(i)    Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at RCM at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from RCM were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from RCM exceeded the book value of the impaired assets held at RCM, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statement of operations.  See Note (6) for further details.  Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not estimable.

   (j)   Recent Pronouncements

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defined Fair Value Measurements.  The Trust adopted SFAS 157 effective January 1, 2008, resulting in additional disclosures regarding fair value measurements.  The Trust’s financial assets and liabilities fall into exchange and inter-bank dealer market(s) as it pertains to inputs to the fair valuation techniques described in the pronouncement.  The Trust’s financial assets and liabilities are all “Level 1” inputs, as described in the fair value hierarchy.  The valuation of the Trust’s assets and liabilities can be obtained through price quotes provided by active futures and forward trading exchanges and the inter-bank currency dealing market.  These price quotes represent fair value measurement at a particular date of the financial assets and liabilities held within the Trust.

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

(3)         Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the Trust were made by John W. Henry & Company, Inc. (JWH) utilizing four of its trading programs through February 29, 2008: JWH Global Analytics®, the Financial and Metals Portfolio, the International Foreign Exchange program, and Global Diversified. As of March 1, 2008, the Trust’s assets were re-allocated to utilize three of the JWH programs: 20% Financial and Metals Portfolio, 40% JWH Global Analytics® and 40% JWH Diversified Plus portfolio.

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

(4)         Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the JWH Global Trust, are treated as partnerships. The LLC is also treated as a partnership. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

(5)         Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and foreign futures contracts, and forward contracts (collectively derivatives).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to market risk and credit risk. Market risk arises from changes in the market value of the contracts; and credit risk occurs from the failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the periods ended June 30, 2008 and 2007, are reflected in the consolidated statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2008 and December 31, 2007, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from	Balance of	Collections in Excess of	Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM	Impaired Value	Impaired Value	Owners	Units	Dollars
12/29/06	$10,319,317	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-

Totals	$25,201,751	$-	$8,238,490	$9,210,585	88,833	$7,967,152

(7)         Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month and six-month periods ended June 30, 2008 and 2007.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net asset value of trading units at beginning of period	$107.91	$76.46	$84.69	$93.86
Trading income (loss) per unit	(0.41)	10.91	22.81	(6.49)
Net asset value of trading units	$107.50	$87.37	$107.50	$87.37

Total Return:
Total return before incentive fee	(0.38%)	14.27%	26.93%	(6.91%)
Less incentive fee allocation	0.00%	0.00%	0.00%	0.00%
Total Return:	(0.38%)	14.27%	26.93%	(6.91%)

Ratios to average net assets:

Trading income (loss):	(0.50%)	13.65%	23.66%	(9.52%)

Expenses:
Expenses less incentive fees	(2.03%)	(2.37%)	(4.20%)	(4.43%)
Incentive Fees	0.00%	0.00%	0.00%	0.00%
Total expenses	(2.03%)	(2.37%)	(4.20%)	(4.43%)

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month and six-month periods ended June 30, 2008 and 2007. The amounts are not annualized.

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

The Trust’s trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations may exceed the amount recognized in the consolidated statement of financial condition of the Trust.

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

(b)      Liquidity

The Trust’s assets at June 30, 2008 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit JWH to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust is paid interest on the average daily U.S. dollar balances on deposit with RJO at a rate equal to 75% of the average four-week Treasury Bill rate; the remaining 25% of the average four-week Treasury Bill rate is retained by RJO.  With respect to non-U.S. dollar deposits, the rate of interest is equal to a rate of 3-month LIBOR less 1.0%.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the fiscal quarters ended June 30, 2008 and 2007, the Trust had received or accrued to receive trading interest of $312,215 and $827,427, respectively.  For the six months ended June 30, 2008 and 2007, the Trust has received or accrued to receive trading interest of $636,854 and $1,906,393, respectively.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk and credit risk.  Market risk arises from changes in the market value of the futures and forward contracts held by the Trust.  Credit risk occurs when another party to a contract fails to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  JWH monitors the Trust’s trading activities and attempts to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the forwards currency broker.  The Forwards Currency Broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

Most United States commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations.  These regulations are referred to as “daily price fluctuation limits” or “daily limits.”  The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of a trading session.  Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond that limit.  Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses.  In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the Commodity Futures Trading Commission to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

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

JWH’s programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending.  Technical traders such as JWH base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the second quarters of fiscal years 2008 and 2007.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended June 30, 2008

The Trust recorded net trading loss of $413,339 or $0.41 per unit in the second quarter of 2008.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of June 30, 2008, the Trust had gained 31.41% since its inception in June 1997.

The Trust’s performance was negative in April as many of the year-to-date trends were interrupted or came to an end. Earlier market pessimism and fear began to ebb as massive monetary and fiscal stimuli were digested by traders and investors. In retrospect, the actions taken by the Federal Reserve Board (the Fed) in the second half of March to bail out Bear Stearns and add liquidity to the financial system marked an intermediate turning point in many markets. As volatility subsided and sentiment improved into April, long held positions were unwound.  The overall improvement in sentiment was evident in the stock market as the Dow Industrials closed April well off the March lows and near its high for the year. The S&P 500 rallied 4.8% in April, posting its best month in almost 5 years.  The CBOE Volatility Index (VIX), a popular measure of implied market volatility, which is sometimes referred to as the “fear index”, closed the month at 20.8%, more than 40% below its highest levels in March. In this environment of declining volatility, global equity indices rallied, reducing the profitability of open trades in this sector.  The interest rate markets also experienced significant reversals in April as the combination of Fed policy, better-than-expected economic data and improving stock market performance combined to push intermediate-to-long-term global interest rates higher during the month. The Fed punctuated the month by announcing the seventh interest rate cut in eight months. The economic data released during the month, including first quarter Gross Domestic Product, which was up 0.6%, proved better than the market expected and still creates doubts as to whether the U.S. economy is or will be in a recession. Positions in European interest rates fared better than those in the U.S. and Asia.  The currency sector was also unprofitable in April. The dollar staged a modest recovery in April. Positions in the Japanese yen and Swiss franc were hardest hit. The Australian dollar contributed positively to performance as it remained strong against the U.S. dollar. Positions in non-dollar cross-rates were largely flat on the month.  The metals sector was negative for the month. Gold remained under pressure and somewhat linked to the fortunes of the U.S. dollar, however the Trust’s models were able to adjust to the price action and limit losses.  Positions in London copper were slightly profitable, as declining stocks and strong global demand continue to support prices.  Performance in agricultural commodities was mixed for the month. Price action was relatively tame when compared to the extreme volatility of the first quarter. Positions in the grain markets worked well as the Trust profited from divergent trends in corn and wheat. Small losses were incurred in the soft commodities.  The Trust’s performance in the energy sector was positive in April. Crude oil continued its march higher – more than 12% for the month - bolstered by strong demand and tight supplies. Higher prices have not deterred demand according to the International Energy Agency who reported that they expect global demand to rise by close to 2% this year with Chinese consumption increasing by 5%.  Unrest in Nigeria has exacerbated the supply situation. Natural gas, reacting to separate fundamentals also moved higher and contributed positively to performance.

The Trust produced positive performance for the month of May.  The majority of the markets traded were relatively quiet and directionless with the exception of the energy sector.  The most notable gains were centered in the energy markets as crude traded above $135 per barrel, gasoline topped $4.00 at the pump in the U.S. and natural gas rallied more than 11%. The general fundamentals supporting the rise in energy prices did not change in May. Supply continues to be tight and demand from large emerging economies continues to be strong.  On May 21st, a day before the monthly high price in crude oil was reached, the U.S. reported that crude oil inventories fell 5.32 million barrels in the prior week, the largest drop in four months. Commodity analysts began to raise their price targets for energy. The increases in energy prices led to calls in the U.S. Congress for increased regulatory scrutiny of those markets. Critical focus was on the effect of speculation in the commodity markets and the impact of passive commodity indexing. Time will tell, but the government furor may coincide with the market peak. The Trust’s trading in energies accounted for a majority of the Trust’s gains for the month.  The interest rate sector also contributed to the monthly gains, as the prospect for higher inflation and more stable financial markets on a global scale outweighed concerns over slowing economic activity. The U.S. Consumer Price Index (CPI) and Producer Price Index (PPI) releases aligned with expectations, but year-over-year rates of 3.9% and 6.5% respectively, are indications that inflationary pressures are building in the U.S. economy. The yield on the benchmark U.S. 10-year bond rose to close the month at 4.05%. Positions in European interest rates were among the most profitable.  Global equity markets, on the surface, were stable in May as volatility continued to decline from the peak levels witnessed earlier in the year.  The ranges were relatively tight and offered few opportunities for trend-followers. The U.S. S&P 500 opened the month at 1386 and closed at 1400, a gain of 1%. Underneath the surface, shares of banks and brokerage firms remained under pressure. The equity sector contributed little to the Trust’s profit/loss as small gains from Japanese positions were largely offset by small losses in other markets.  The currency markets were also quiet in May. While the significant downward pressure on the U.S. dollar appears to have abated, there was little evidence of strong demand to own dollars.  Price action in May affirmed the fact that there remains a link between the EUR/USD exchange rate and oil prices; however, this correlation is not as strong across all currencies traded in the Trust. Nevertheless, this link has become an important consideration for policy makers. Official rhetoric throughout the month suggested that continued weakness in the dollar would be unwelcome. Overall trading in the currency markets was trendless and consequently unprofitable for the Trust.  Trading in the metals markets was also calm in May as prices were directionless. The demand for metals as a safe haven has ebbed for now as a degree of stability has returned to the financial markets. Additionally, the stability of the dollar took away one of the fundamentals in support of owning metals. Trading in both base and precious metals produced slightly negative results in May.  Trading in the agricultural markets produced slight gains.

Positions in certain grain markets were profitable as concerns about growing conditions in the Midwest impacted prices. Positions in other markets were light with trend-less patterns.

The Trust was positive in June. While many strong macro economic trends, including weakness in the housing market, the rationing of credit, and significant stress in the financial system remain intact and continue to pressure global equity prices, many financial markets continue to be choppy and devoid of clear trends.  The majority of the gains for the Trust came from the commodity markets; global demand for energy continued to push prices higher and flooding in the Midwest impacted the outlook for the future supply of grain.   In difficult market conditions, the Trust was able to limit losses in the interest rate sector. Global bond prices were generally continued the falling trend from May.  A marked change toward a more hawkish tone from central banks, declining stock prices and the flight to quality were powerful forces that combined to disrupt this trend.  The U.S. benchmark yield fell from an intra-month high of 4.27% on June 17th to close the month below 4% amidst heavy quarter-end selling in the stock markets.  Positions in U.S. and Japanese bonds were unprofitable but positions in European bonds fared better because of a more muted price reversal.  The major currency markets were unable to find direction from changing and conflicting signals on the economy and global interest rate differentials.  The dollar attempted to rally from its weakened state early in June only to fall back later in the month as the stock market declined, risk was reduced, and U.S. interest rates fell.  Trading in currencies was unprofitable for the month as gains from trades in Swiss franc, Euro and crossrates were unable to offset losses from positions in other currencies.  Global equity markets suffered significant declines during the month of June as higher energy prices, tighter monetary conditions and continued stress in the financial sector depressed prices. For example, the S&P 500 was down 8.6% for the month. The Dow Jones Industrial Average approached bear market territory as the decline from its high approached 20%.  The MSCI world stock index declined more than 8% in June, extending year-to-date losses through June 2008 to 10%.  Financial shares led the decline. In contrast to March, when market volatility was extremely high, the price action in June was relatively tame with the move lower being more of a steady, persistent decline. The Trust’s performance in this sector was slightly positive as it entered the month with a mix of both long and short positions.  Trading performance in the metals sector was flat.  Although metals prices staged a rally in the second half of the month, positions in both precious and base metals were light as the price action was largely directionless.  A good portion of the Trust’s monthly gains came from the energy sector as crude, crude products and natural gas continued to move higher. On June 19th, China announced that they would be raising crude and jet fuel prices by more than 15%. The market initially tumbled on the prospect for lower demand from one of the world’s largest energy consumers. The market not only recovered from this news, but went on to post another record high at month end as analysts began to reassess China’s announcement, the dollar and stock market slides and the rise of geo-political tensions in the Middle East.  The agricultural markets, and in particular, grains, were also profitable. Corn and soybean prices started the month moving higher as floods affected the Midwest growing regions. Uncertainty over how the floods would impact plantings and future yields pushed corn and other grain prices up sharply with corn finishing the month more than 20% higher than May’s close.  The Trust recorded a trading gain of 4.19% for the month.  The June month-end trading net asset value was $107.50.

During the quarter no units were sold.  Beneficial owners redeemed a total of 35,552 units during the quarter.  The Managing Owner redeemed a total of 872 units during the quarter.  At the end of the quarter there were 759,841 units outstanding owned by the Beneficial Owners and 14,223 units outstanding owned by the Managing Owner.

During the fiscal quarter ending June 30, 2008, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over the counter contracts.

Fiscal Quarter ended June 30, 2007

The Trust recorded net trading gain of $12,228,625 or $10.91 per unit in the second quarter of 2007.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.) As of June 30, 2007, the Trust had gained 6.80% since its inception in June 1997.

The Trust’s performance was positive for the month of April.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency sector was the best performer for the month as the Euro reached a historical high against both the U.S. dollar and the Japanese yen. and the British pound reached a 25-year high against the dollar. The dollar weakened on speculation that the Federal Reserve Board would cut rates. At the same time, expectations grew that the European Central Bank and the Bank of England would raise rates as their economies strengthened.  The Japanese yen reached a record low against the Euro and was weaker against major currencies. The majority of the sector was positive for the month, with the largest gain achieved in the Euro. The agriculture sector was positive for the month. Gains in N.Y. cotton and coffee were partially offset by losses in CBOT wheat.  N.Y. cotton trended lower throughout April as supply continued to outpace demand.  U.S. exports to China, the largest consumer of the fiber, fell to 1.5 million bales from 5.4 million bales a year earlier.  N.Y. coffee continued to trend lower and fell to a six-month low due to increases in inventories from last year. Wheat, which had been trending lower prior to the cold weather at the beginning of the month, suffered a reversal due to the resulting global supply concerns. The global stock indices sector was positive for April driven by stronger-than-expected first quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  In April, the S&P 500 gained 4.3%, the Dow Jones Industrial Average soared 5.7%, and the Euro Stoxx 50 gained .2%. Osaka Nikkei was slightly negative as the Trust exited positions when Asian stocks fell on April 19th in reaction to China’s benchmark CSI 300 Index falling 4.7%.  The metals sector was positive for the month as LME copper strengthened in April to the highest it has been in more than 7 months.  Gold also added to performance as the precious metal reached an 11 month high.  Silver was negative for the month as speculation that the rally in precious metals was overdone which caused reversals as prices dropped. The energy sector was negative for the month. Natural gas fluctuated throughout the month as weather drove demand.  Crude oil, the sector’s worst performer, fell to $61.34 a barrel on April 19th before reversing to $66.70 a barrel on April 27th.  The interest rate sector was negative for the month on uncertainty in interest rate policy of the world’s two largest economies.  Both U.S. Treasuries and Japanese Government 10-year Bonds (JGBs) were trendless in April. While uncertainty surrounded the state of these two economies, the German Benchmark 10-year bund and the British long gilts supported performance. Bund yields rose to their highest level since August 2005.

The Trust’s performance was positive for the month of May.  The interest rate sector was the Trust’s strongest performer for the month.   Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The German Benchmark 10-year bund led performance as consumer confidence climbed and manufacturing expanded in the Euro region economy. U.S. Treasuries also bolstered performance as the benchmark 10-year bond yield increased 26 basis points since April 30th, its biggest monthly increase since March 2006.  The indices sector was also positive for May as equity markets reached new highs due to continued economic growth in Europe and indications from the U.S. Federal Reserve Board (Fed) that growth would accelerate.  $1.1 trillion of announced Merger and Acquisition deals so far this year pushed the S&P 500 past its 2000 peak. The Euro Stoxx 50 and Nasdaq E-mini led performance as the NASDAQ ended the month at 2604.52, its highest level since February 2001.The energy sector was negative for the month as energy markets remained range-bound.  U.S. oil futures traded between $60 and $67 the past two months as ample domestic stockpiles countered the impact of supply shutdowns in Alaska and Nigeria.  The metals sector was negative for the month.  The LME Copper strengthening trend faltered during the month on speculation that China may be oversupplied.  Gold limited performance as it fell to a two-month low in May.  Silver dropped 0.7 % in May.  Despite the drop, gold has gained 4.5 % for the year, while silver has risen 4.1%. The currency sector was negative for the month. The U.S. dollar rebounded in May from an all-time low against the Euro and rose 1% against the British pound.  The dollar reversed as signs of economic strength reduced the likelihood of cuts in interest rates by the Fed.  A majority of the sector’s losses were offset by the dollar’s strengthening against the Japanese yen.  The U.S. currency gained 1.9 % against the yen in May and reached a three-month high.  The agriculture sector was negative for the month.  Soybean futures rallied to a 35-month high as U.S. farmers said they would cut soybean acreage 67.1 million, the smallest since 1996.  Trend reversals in London sugar, CBOT wheat and New York coffee more than offset the gains. Bean oil was the sector’s best performer.

The Trust’s performance was positive for the month of June.  The interest rate sector was positive as European government bonds recorded their steepest quarterly decline in almost 8 years.  The German Benchmark 10-year bund trended lower for the fourth month in June.  The yield touched 4.70 % on June 13th, it’s highest since August of 2002.  U.S. Treasuries also fell, suffering their biggest quarterly decline since the 1st quarter of 2006. The energy sector was positive in June as increased terrorism fears combined with lower supplies in petroleum-based products and higher supplies in natural gas drove the sector’s performance.  Natural gas futures for August delivery plunged to a five-month low. This move occurred after a weekly government report indicated that inventories rose more than analysts expected and the outlook for colder temperatures this summer was likely to cut demand. The currency sector was positive for the month as the Japanese yen suffered its biggest quarterly loss against the Euro and the dollar since 2001.  The weakness of the U.S. dollar against both the British pound and the Euro limited the sector’s gains.  The weakness was caused by speculation that the Federal Reserve Board would keep borrowing costs unchanged for the remainder of the year, while both the Bank of England and the European Central Bank would continue to raise rates. The metals and agriculture sectors were basically flat for the month, while the indices sector was slightly negative as range-bound markets and trend reversals dominated these sectors.  The only components that exhibited noteworthy performance were wheat and corn.  The Trust profited as wheat futures trended higher. The gains were offset by losses in corn.  Corn plunged to a 12-week low in Chicago after the government said U.S. farmers planted more acres than forecast in March and the most since 1944. The Trust recorded a trading gain of 7.08% for the month.  The June month-end trading NAV was $ 87.37.

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

Fiscal Quarter ended March 31, 2008

The Trust recorded net trading gain of $19,467,031 or $ 23.22 per trading unit in the first quarter of 2008.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of March 31, 2008, the Trust had gained 31.91% since its inception in June 1997.

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

February was another positive month for the Trust. Data released during the month continues to point to a weakening in the U.S. economy.  As the severity of the credit crisis and its ramifications become more apparent and pessimism about the deteriorating state of the economy was met with optimism about the prospects of official forms of economic stimulus, an interesting trading dynamic was created.  Some sectors were confined to broad ranges, while others experienced explosive moves.  Generally, major global equity indices traded in a broad range during the month as market anxiety vacillated between fears of recession and concerns about inflation.  The S&P 500 finished with a modest loss for the month as market volatility declined from the peak readings registered in January. In this environment, the Trust’s trading was positive as positions in European and U.S. markets offset losses in the Japanese Nikkei. Trading in interest rates was unprofitable as the psychology of the market shifted during the month. In January, fear and prospects for a slower global economy drove global bond prices to extremes. In his testimony to the U.S. Senate Banking Committee, Fed chairman, Ben Bernanke, underscored the Fed’s dovish stance on interest rates. He warned that downside risks to the economy remain due to weakness in the housing, labor and credit market.  The U.S. yield curve steepened as long-term interest rates moved higher. The benchmark U.S. 10-year note yield approached 4% during the month, up from a low of 3.30% in January, only to end the month at 3.5%.  After rallying early in February, the dollar reversed course and closed the month weaker against most major currencies as narrowing interest rate differentials and the prospect for higher inflation in the U.S. combined to weigh on the currency. The low-yielding Swiss franc and Japanese yen were among the strongest currencies against the dollar as risk appetite in the market remains low. The USD/JPY exchange rate closed the month at a multi-year low of 103.75. Trading in the euro was choppy and less profitable; nevertheless, the currency did manage to close at an all-time high of 1.5180. As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Trust’s February returns. The greatest profits came from the agriculture markets, particularly from grains and soft commodities. In some cases, the moves were significant: bean oil was up 27% during the month, coffee was up 19%, wheat was up 15%, and sugar was up 14%.  It is uncommon for these markets in this sector to move higher so strongly in the same month. The demand for food-related commodities from a flatter, more prosperous global economy is an important theme driving agricultural commodities. The weakness of the dollar is another important factor. The energy sector was also profitable as crude oil surged above $100 per barrel. The initial stage of the approximate 10% rally in the price of crude during the month may be attributable to the unwinding of large short positions that were established in January. In addition to the old themes of strong demand and dollar weakness, the perception in the market that OPEC would defend levels below $90 per barrel helped to support prices. Natural gas was a significant contributor to the sector’s profits during the month also. Performance from the metals sector was positive as both precious and base metals were higher. Gold continues its march toward the $1,000/ounce level. The weak dollar, further Fed rate cuts and macroeconomic concerns, including the prospects for further inflation, are fundamentals that can have a positive influence on the price of gold.  The movements higher in base metals during the month were based on production outages reported in both China and South Africa. This puts further pressure on inventories which are at multi-year lows.

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

Fiscal Quarter ended March 31, 2007

The Trust recorded net trading losses of $21,808,885 or $17.40 per trading unit in the first quarter of 2007.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of March 31, 2007, the Trust had lost - 6.54% since its inception in June 1997.

On March 31, 2007, JWH was managing 100% of the Trust’s assets.  The Trust assets were allocated as follows:  JWH Global Analytics® (30%), Financial and Metals Portfolio (30%), International Foreign Exchange Program (20%), and Global Diversified Program (20%).

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

The Trust’s performance was negative for the month of February. This negative performance was a direct result of the explosion in volatility in the last week of the month.  Trading up to that point was positive for the month, but the events of the week reverberated throughout global markets and reversed what few trends of earlier in the month. The events were primarily portrayed in the U.S. media as a stock market decline, but the issues were far broader than that.  Whether due to the Chinese stock market or the trouble in the sub-prime loan sector, global markets awoke to a measure of short-term volatility not seen for many months and was not confined to the equities markets.  Example: the gold market hovered around the high $690s, a level not seen since May of ‘06.  Similarly, the wheat, corn and soybean markets were hitting full-year highs opening the last week of February.  All of these markets suffered sharp declines during the last week, which translated to losses for the Trust.  Example:  the Japanese yen which was at its yearly low strengthened over 2% against the dollar in the last three trading sessions. These examples in unconnected markets indicate how widespread the difficulty was in the last three days of the month.  The agriculture sector was the Trust’s best performing sector as corn rose to a 10-year high in Chicago and soybeans reached $8.0775, their highest level since June 2004, as wet weather threatened to prevent U.S. farmers from planting enough crops to meet surging demand for crop-based fuels.  Cotton and CBOT wheat limited gains as wheat dropped in excess of 2% after prices had reached $5.09, the highest since December 26th, as investors bailed out of the commodity following the global plunge in equities. Corn was the best performing component in the sector. The metals sector was slightly positive for the month as both precious and base metals suffered strong reversals.  Copper rallied for the majority of the month on speculation that China would accelerate its buying.  However, the month end slump in equities prices drove the metal lower once again as markets speculated that demand would decline as economic expansion slowed.  Prior to the drop in equities, industrial and precious metals led a commodity rally amid renewed inflation concerns.  Performance in gold and silver offset losses as prices climbed to nine-month highs. The currency sector was negative for the month as the yen rallied against the dollar to its highest level in more than 19 months on February 27th.  The Swiss franc also reacted to the drop in equities by reversing its weakening trend and rallied to three month highs against the dollar.  Slight gains were produced by the euro as the dollar fell to its lowest level in almost 2 months against the currency.  The energy sector was negative for the month as natural gas reversed its strengthening trend and had its biggest loss in more than 6 weeks. After reaching a two month high on February 5th of $8.035, natural gas for March, delivery dropped 7.7 % on February 12th, its biggest one-day percentage decline since December 26th. Crude oil’s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year. All components of this sector exhibited negative performance for the month. The interest rate sector was negative for the month as global bond markets reversed their weakening trend as global equity sell-off fueled demand for government debt.   The rally in German Benchmark 10-year bonds (bunds) and U.K. fixed income also hurt performance as long gilts posted their biggest gain since May.  U.S. Treasuries posted their biggest gains since December 2004 and yields of U.S. 10-year Treasury notes fell to their lowest level since December 2006 as the drop in equity prices caused concern that investors would avoid riskier assets.  Japanese Government Benchmark 10-year bonds (JGBs) added to the Trust’s negative performance as speculation grew that the Bank of Japan would pause before raising borrowing costs any further. The stock indices sector was negative for the month as a result of the severe volatility in global equity markets.  U.S. stocks had their biggest tumble since 2002, after a plunge in the Chinese equity market.  This sparked a global drop in equity prices and raised concerns that investors would unload equities after a four-year bull market.  On February 27th, Chinese stocks suffered their greatest loss in a decade, while the Dow Jones Stoxx 600 Index dropped 3% and the Dow Jones Industrial Average fell as much as 546 points intraday, the most since the first day of trading after September 11th, 2001. The Euro Stoxx 50 was the sector’s worst performer while the Nikkei 225 offset some losses as the sector’s best performer.

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

Item 4T.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust,  including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective as of June 30, 2008.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the second quarter of 2008:

Month	Units Redeemed	Redemption Date NAV per Unit

April	11,500	$98.16
May	17,311	$103.17
June	7,613	$107.50

Total	36,424

Units sold January 1, 2008 through June 30, 2008: 0
Units unsold through June 30, 2008: 1,000,000 ($107,500,000)
Aggregate price paid for units sold January 1, 2008 through June 30, 2008: $0

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

JWH Global Trust

Date:	August 8, 2008

By:	R.J. O’Brien Fund Management, LLC.
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer