Form 10-Q
period 2008-09-30
RJO GLOBAL TRUST
filed 2008-11-06
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  000-22887

RJO GLOBAL TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-4113382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o R.J. O’Brien Fund Management, LLC
222 South Riverside Plaza
Suite 900
Chicago, IL  60606
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
☐ Yes         ☒ No

Explanatory Note

On September 26, 2008 the legal name of the Trust was changed from “JWH Global Trust” to “RJO Global Trust.”

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2008	December 31, 2007
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$74,213,187	$72,906,959
Unrealized gain on open contracts	3,227,649	1,468,910
Cash on deposit with bank	52,617	30,436
Cash on deposit with bank - Non-Trading	6,828,766	8,881,327
	84,322,219	83,287,632

Interest receivable	61,745	135,241
Total Assets	$84,383,964	$83,422,873

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$280,196	$271,984
Accrued management fees	128,942	123,807
Accrued incentive fees	-	-
Accrued offering expenses	94,630	30,000
Accrued operating expenses	159,227	292,627
Redemptions payable - Trading	657,914	1,641,786
Accrued legal fees - Non-Trading	41,873	76,170
Accrued management fees to U.S. Bank - Non-Trading	23,667	29,424
Distribution payable - Non-Trading	39,801	39,801
Total liabilities	1,426,250	2,505,599

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners (735,058 and 831,874 units outstanding at
September 30, 2008 and December 31, 2007, respectively)	74,647,232	70,450,079
Managing owner (15,552 and 20,218 units outstanding at
September 30, 2008 and December 31, 2007, respectively)	1,579,306	1,712,262

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (681,966 and 798,724 units outstanding at
September 30, 2008 and December 31, 2007, respectively)	2,018,618	3,075,087
Nonparticipating owners (1,591,322 and 1,474,564 units outstanding at
September 30, 2008 and December 31, 2007, respectively)	4,712,558	5,679,846

Total unitholders' capital	82,957,714	80,917,274

Total Liabilities and Unitholders’ Capital	$84,383,964	$83,422,873

Net asset value per unit:
Trading	$101.55	$84.69
LLC equity/Non-Trading	$2.96	$3.85

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of September 30, 2008
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (-0.62%)
Futures Positions (-0.56%)
Agriculture	114	$2,456,675	$(112,075)
Indices	6	1,199,756	(3,945)
Interest rates	942	190,366,541	(302,358)
Metals	15	1,437,885	(45,715)
		195,460,857	(464,093)
Forward Positions (-0.06%)
Currencies	3	66,921,600	(50,174)

Total long positions		$262,382,457	$(514,267)

Short positions (4.51%)
Future positions (5.01%)
Agriculture	541	20,286,722	1,894,419
Energy	172	16,559,080	280,949
Indices	369	19,596,967	1,093,230
Interest rates	19	8,128,677	29,275
Metals	127	10,784,110	857,924
		75,355,556	4,155,797
Forward positions (-0.50%)
Currencies	4	135,615,736	(413,881)

Total short positions		$210,971,292	$3,741,916

Total Unrealized Gain on Open Contracts (3.89%)			$3,227,649
Cash on deposit and open contracts with brokers (89.46%)			74,213,187
Cash on deposit with bank (8.30%)			6,881,383
Other liabilites in excess of assets (-1.65%)			(1,364,505)
Net assets (100.00%)			$82,957,714

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

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(3,857,598)	$(8,001,847)	$16,692,646	$(14,720,850)
Change in unrealized gain (loss) on open positions	505,130	2,317,304	1,758,739	2,114,790
Foreign currency transaction gain (loss)	(86,341)	5,192	(87,906)	(105,937)
Total Trading gain (loss)	(3,438,809)	(5,679,351)	18,363,479	(12,711,997)

Investment income:
Interest income	249,597	690,629	886,451	2,597,161

Expenses:
Commissions	907,987	1,098,169	3,005,941	4,155,914
Management fees	363,270	388,223	1,202,560	1,407,759
Incentive fees	-	-	-	-
Ongoing offering expenses	135,000	60,000	342,000	257,000
Operating expenses	192,000	187,643	433,207	367,367
Total expenses	1,598,257	1,734,035	4,983,708	6,188,040

Trading income (loss)	(4,787,469)	(6,722,757)	14,266,222	(16,302,876)

Non-Trading income (loss):
Interest on Non-Trading reserve	25,022	80,613	101,820	175,481
Collections in excess of impaired value	-	2,589,725	1,747,216	3,782,808
Legal and administrative fees	(60,959)	(85,849)	(306,366)	(529,301)
Management fees paid to US Bank	(77,476)	(23,525)	(270,932)	(319,582)
Non-Trading income (loss)	(113,413)	2,560,964	1,271,738	3,109,406

Net income (loss)	$(4,900,882)	$(4,161,793)	$15,537,960	$(13,193,470)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2008
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	831,874	$70,450,079	20,218	$1,712,262	852,092	$72,162,341
Net income	-	13,876,401	-	389,821	-	14,266,222
Unitholders’ contributions	10,736	1,053,815	1,329	120,000	12,065	1,173,815
Unitholders’ redemptions	(107,552)	(10,733,063)	(5,995)	(642,777)	(113,547)	(11,375,840)
Balances at September 30, 2008	735,058	$74,647,232	15,552	$1,579,306	750,610	$76,226,538

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners- LLC Equity/Non-Trading		Nonparticipating Owners- LLC Equity/Non-Trading		Total Unitholders' Capital- LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2007	798,724	$3,075,087	1,474,564	$5,679,846	2,273,288	$8,754,933
Net income	-	424,473	-	847,265	-	1,271,738
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to redemptions	(116,758)	(427,127)	116,758	427,127	-	-
Unitholders' distribution	-	(1,053,815)	-	(2,241,680)	-	(3,295,495)
Balances at September 30, 2008	681,966	$2,018,618	1,591,322	$4,712,558	2,273,288	$6,731,176

Total Unitholders Capital at September 30, 2008						$82,957,714

	Unitholders' Capital (Trading)		Unitholders' Capital (LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2007	$84.69		$3.85
Net change per unit	16.86		(0.89)
Net asset value per unit at September 30, 2008	$101.55		$2.96

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

(1) General Information and Summary

RJO Global Trust (the “Trust” formerly JWH Global Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.

John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  The advisory agreement between the Trust and JWH provided that JWH had sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of  September 30, 2008, JWH was managing 100% of the Trust’s assets. See Note (9) for subsequent additions of trading advisors.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177). This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008 and Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679, to the LLC. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM.  US Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a)	Any unitholder who had redeemed their entire interest in the Trust prior to distribution shall receive cash (“Non Participating Owners”).

(b)	Any unitholder who had continued to own units in the Trust shall receive additional units in the Trust at the then Net Asset Value of the Trust (“Participating Owners”).

The unitholders have no right to request redemptions from the LLC.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average 4-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of 3-month LIBOR less 100 basis points.

(d)    Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to The Bank of New York Mellon or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption. As of September 1, 2007, any redemption made during the first eleven months of investment is subject to a 2% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Effective October 31, 2005, the Net Asset Value per unit was split into a “Trading” account and a “Non-Trading” account, the latter representing the assets held at RCM plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims.  All unitholders of record as of October 31, 2005 received their pro-rata right to the assets and the 2,273,288 in substitute units that were transferred to the Non-Trading account.  Investors who redeemed from October 31, 2005 through September 30, 2008 received the Net Asset Value per Unit represented by assets held in the Trading account.

(e)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $342,000 in ongoing offering costs were accrued during the first nine months of 2008.

(f)    Commissions

Commodity brokerage commissions are typically paid for each trade transacted and are referred to as “round-turn commissions.”  These commissions cover both, the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.  The Trust does not pay commodity brokerage commissions on a per-trade basis, but rather pays  flat-rate brokerage fees on a monthly basis of 5.0% per annum (or approximately 0.417% per month) of the Trust’s month-end assets after reduction of the management fee.  Prior to September 1, 2007, the Trust paid commodity brokerage commissions on a monthly basis of 6% per annum.  The clearing brokers receive these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.  The amount paid is reduced by exchange fees paid by the Trust.  Commissions are not paid with respect to the LLC.

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

(3) Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the Trust were made by JWH utilizing four of its trading programs through February 29, 2008: JWH Global Analytics®, the Financial and Metals Portfolio, the International Foreign Exchange program, and Global Diversified. As of March 1, 2008, the Trust’s assets were re-allocated to utilize three of the JWH programs: 20% Financial and Metals Portfolio, 40% JWH Global Analytics® and 40% JWH Diversified Plus portfolio.

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

(4) Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both Federal and state tax purposes, trusts, such as the RJO Global Trust, are treated as partnerships. The LLC is also treated as a partnership. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

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

Net trading results from derivatives for the periods ended September 30, 2008 and 2007, are reflected in the consolidated statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2008 and December 31, 2007, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from	Balance of	Collections in Excess of	Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM	Impaired Value	Impaired Value	Owners	Units	Dollars
12/29/06	$10,319,318	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-

Totals	$25,201,752	$-	$8,238,490	$9,210,585	88,833	$7,967,152

(7)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month and nine-month periods ended September 30, 2008 and 2007.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Three months ended Sepember 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net asset value of trading units at beginning of period	$107.50	$87.37	$84.69	$93.86
Trading income (loss) per unit	(5.95)	(6.75)	16.86	(13.24)
Net asset value of trading units at end of period	$101.55	$80.62	$101.55	$80.62

Total Return:
Total return before incentive fee	(5.53%)	(7.73%)	19.91%	(14.11%)
Less incentive fee allocation	0.00%	0.00%	0.00%	0.00%
Total return:	(5.53%)	(7.73%)	19.91%	(14.11%)

Ratios to average net assets:

Trading income (loss):	(6.44%)	(8.61%)	18.33%	(17.54%)

Expenses:
Expenses less incentive fees	(2.15%)	(2.22%)	(6.41%)	(6.66%)
Incentive fees	0.00%	0.00%	0.00%	0.00%
Total expenses	(2.15%)	(2.22%)	(6.41%)	(6.66%)

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month and nine-month periods ended September 30, 2008 and 2007. The amounts are not annualized.

(8) Amendments to Trust Agreement

Effective September 26, 2008, the Trust is governed by the Eighth Amended and Restated Declaration and Agreement of Trust (the “Trust Agreement”).  The Managing Owner amended the prior Trust Agreement to reflect the change in the name of the Trust from the JWH Global Trust to the RJO Global Trust, to convert the Trust to a multi-advisor platform, and to update and remove outdated information, clarify certain ambiguities, and to reconcile inconsistencies that appeared in the prior Trust Agreement..

(9) Subsequent Events

      (a) Change in Commodity Trading Advisors

On or about November 1, 2008, the Managing Owner reallocated the trading of the Trust’s assets among five Commodity Trading Advisors (“CTAs”) by entering into five advisory agreements (collectively the “Advisory Agreements”) as follows:

1.	Amended and Restated Advisory Agreement with John W. Henry & Company, Inc. dated as of September 16, 2008;
2.	Advisory Agreement with Abraham Trading, L.P. dated as of August 25, 2008;
3.	Advisory Agreement with AIS Futures Management, LLC dated as of August 25, 2008;
4.	Advisory Agreement with Global Advisors L.P. dated as of August 25, 2008; and
5.	Advisory Agreement with Peninsula LP dated as of August 25, 2008.

The Advisory Agreements were executed on September 24, 2008 and will be effective on or about November 1, 2008.

     (b) Changes in Fees

In accordance with the terms of the Advisory Agreements, each CTA was allocated 20% of the assets of the Trust.  The Trust will pay each CTA an annual management fee of up to 2% of the Trust’s assets traded by that CTA, in accordance with its respective Advisory Agreement.  The Trust will also pay each CTA an incentive fee of up to 20% of the new trading profit (as defined in each Advisory Agreement) generated by the CTA.

     (c) Changes in Selling and Brokerage Commissions

Pending approval from the SEC and NFA, the Trust will begin selling its Units in two classes:  Class A Units will be subject to a 2.0% selling agent commission and Class B Units will not.  Additionally, and commencing on November 1, 2008, the Trust’s brokerage fee is paid on an actual, per-trade basis that constitutes a “wrap fee” of 4.65% – 5.00%, which includes:  managing owner fee of 0.75% annually; selling commission of 2.35% annually (of which 2.0% is paid to the selling agent and 0.35% is allocated to other underwriting expenses) with respect to Class A Units and 0.35% annually with respect to Class B Units (no fee is paid to the selling agent with respect to Class B Units); clearing, NFA, and exchange fees (paid as incurred and estimated at 1.22% to 1.42% annually and capped at 1.57%); and 0.33% to the Trust’s consultant, Liberty Funds Group.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective November 1, 2008, the Trust’s assets were reallocated equally among five separate trading advisors.

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

(b)      Liquidity

The Trust’s assets at September 30, 2008 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Trust’s  CTAs to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust is paid interest on the average daily U.S. dollar balances on deposit with RJO at a rate equal to 75% of the average four-week Treasury Bill rate; the remaining 25% of the average four-week Treasury Bill rate is retained by RJO.  With respect to non-U.S. dollar deposits, the rate of interest is equal to a rate of 3-month LIBOR less 1.0%.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the fiscal quarters ended September 30, 2008 and 2007, the Trust had received or accrued to receive trading interest of $249,597 and $690,629 respectively.  For the nine months ended September 30, 2008 and 2007, the Trust has received or accrued to receive trading interest of $886,451 and $2,597,161, respectively.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk and credit risk.  Market risk arises from changes in the market value of the futures and forward contracts held by the Trust.  Credit risk occurs when another party to a contract fails to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trust’s CTAs monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining its trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the forwards currency broker.  The forwards currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

(c)    Results of Operations

The Trust’s success depends on the ability of its CTAs to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results, and its past performance is not necessarily indicative of its future results.  The Managing Owner believes, however, that there are certain market conditions — for example, markets with major price movements — in which the Trust has a better opportunity of being profitable than in others.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the third quarters of fiscal years 2008 and 2007.  The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that the Trust’s CTAs will be able to capture similar trends in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

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

Fiscal Quarter ended September 30, 2008

The Trust recorded net trading loss of $4,787,469 or $5.95 per unit in the third quarter of 2008.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of September 30, 2008, the Trust had gained 24.14% since its inception in June 1997.

 July was a difficult month for the Trust as many global markets experienced abrupt, record reversals in trend. The Trust experienced losses in every market sector it trades.  The largest losses came from the energy sector as a result of dramatic falls in the price of both natural gas and crude oil during the month.  The interest rate sector was also hit hard as the markets struggled to find direction amidst the conflicting effects of both inflationary and deflationary forces. The cloud of the U.S. housing and credit crisis continues to create turmoil in the markets. In July, it was the near demise and subsequent bailout of Fannie Mae and Freddie Mac that grabbed the headlines. The interest rate markets were among the worst-performing part of the Trust.  The Trust entered the month with positions in European bonds and interest rates aligned as they followed the trend of higher European rates. This trend reversed during the first half of the month as nervousness about the future of U.S. government-sponsored entities, Fannie Mae and Freddie Mac occurred. The pending effect their possible failure would have on the U.S. stock and housing markets prompted global investors to seek the safety of government bonds. Positions in the German bund market were the worst-performing in this sector.  Later in the month the announced restructuring plan for Fannie Mae and Freddie Mac, orchestrated by the Federal Reserve Board and the U.S. Treasury was initially well received by the market. Stability in Fannie Mae and Freddie Mac combined with sharply declining commodity prices had a modestly positive effect on market sentiment, which put at least a temporary end to the rise in global bond prices. Trading in currencies was also unprofitable.  Positions in European currencies were hit hardest as price action was choppy throughout the month. At times during July, the dollar showed signs of strength, particularly during the sell-off in commodities later in the month. Overall, however, the dollar continued to trade in a trendless pattern at low levels.  Positions in non-dollar crossrates made a modest positive contribution to the portfolio but not enough to offset the losses sustained from positions in the major European currencies. Many global equity indices started the month in a clear down trend and were contributing positively to performance until mid-July. The rally that started near the middle of the month and continued to month-end wiped out the gains and left the portfolio with small losses in this sector. A rotation out of the commodity sector and into certain financials was a key theme during the rebound in prices. Positions in U.S., European and Asian equities were all modestly unprofitable for the month. The energy markets experienced significant declines in July.  The peak in natural gas was reached just as July was getting underway.  By the close of the month, natural gas had experienced nearly a 35% decline in 21 trading days. Crude oil peaked later in the month.  Its failure to breach the psychologically important $150/ barrel market may have led to selling across the energy complex.  Fundamentals, including rising inventories, the easing of political tension in Iran and perceptions about the prospects for diminished future demand given the declining global equity markets - can not fully explain the speed and magnitude of these declines. In the agricultural sector dramatic reversals of prices in soybeans and corn contributed to most of the losses. December corn, for example, fell almost 20% for the month. Damage from the spring floods was less-than-expected and growing conditions improved during the month. There is also a fundamental link between grain prices and energy via the ethanol component of gasoline.  As a result, the decline in the price of energy affected the price of grains. Gold tracked higher early in the month as the dollar made new lows against the euro and investors sought a safe haven from the declines in the stock market.  However, gold then sold off hard under the weight of improving equity market sentiment and rapidly declining energy prices. Trading in the metals sector was unprofitable.

The Trust’s performance was positive for the month of August.  Major market moves that contributed negatively to July’s performance served as  sources of the Trust’s August returns as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar.  The dollar, as measured by the dollar index, surged 5% in August and by the end of the month, was more than 8% above the mid-July low.  The Federal Open Market Committee statement acknowledged that the Federal Reserve Board (the Fed) had “significant concern about the upside risk to inflation”. Considering the weakened U.S. credit markets and the overall economy, this new language inferred that the value of the dollar might weigh more heavily on future decision by the Fed to lower interest rates. Economic data from other countries showed weakness, casting doubt on the thesis that the rest of the global economy would be immune from the slowdown in the U.S. Other factors that supported the dollar were narrowing interest rate differentials, technical factors related to the liquidation of long-held dollar shorts, weakness in the commodity sector and the unwinding of commodity-linked trades. Positions in British pound and Swiss franc were the most profitable. The metals markets were influenced by the dollar rally and the decline in demand for commodities. The price of gold followed through on the reversal that began in July and declined nearly 10% further in August. Silver also moved sharply to the downside and was the biggest contributor to the sector’s positive performance.  The energy markets continued their decline from the records highs that were made earlier in the summer. Signs that the extended run up in energy prices are having an effect on consumer behavior and overall demand continue to show up in sector data reports. For example, the Energy Information Administration report for the week ending August 22nd showed a larger-than-expected build in natural gas inventories pushing them close to the high end of the 5-year range for this time of the year. This deteriorating supply/demand dynamic combined with a strengthening dollar weighed on both crude oil and natural gas with both markets declining by more than 8% for the month. Forecasts predicting hurricane Gustav would hit the important oil and natural gas areas in the U.S. Gulf region provided only modest and temporary support for the markets.  Some of the shorter-term models employed in the Trust were able to react to the sharp decline in energy prices and profit from the moves in August while the longer-term models adjusted more slowly and suffered losses. Trading in the energy sector was slightly negative for the month.  Trading in the agricultural markets was unprofitable in August. In general the price action was choppy and idiosyncratic. These commodities as a group did not respond to the strength in the dollar in the same way as the energy and metals markets.  The gains from trading in the bean oil and cotton markets did not offset the accumulation of small losses in the other markets in the sector. Despite the turmoil in the currency and commodity markets, the price action in the stock and bond markets was relatively subdued. Most major stock markets shrugged off negative news and fundamentals, including worsening credit conditions, the prospect of a government bailout of Fannie Mae and Freddie Mac and geo-political tensions with Russia, to post either slightly positive or slightly negative returns for the month. For example, the total return of the S&P 500 for August was +1.4%; the total return of the German Dax Index for the month was -0.88%.  Performance in the global equity sector was slightly unprofitable.  The global government bond markets also experienced lower volatility in August as most markets labored to move slightly higher. Declining commodities prices and a stronger dollar were positive developments that affected the outlook on inflation.  Global bonds may have also benefited from a flight to quality as the crisis in the credit markets, and in particular U.S. Government Sponsored Enterprises, intensified in August. In addition and on balance, the data released during the month suggested a slowing global economy.  Overall, the Trust’s net exposure in the bond markets was profitable as gains from positions in Japanese and U.S. interest rates offset losses from positions in European government bonds.

September was one of the most unstable and volatile periods in the history of the U.S. financial markets. During the month, the world’s credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10%, while some of the largest U.S. financial institutions were pushed to extinction. High volatility across most market sectors was a manifestation of investor fears and anxiety. Amidst this backdrop, the Trust thrived with 5 of the 6 sectors producing positive results. Trading in the global stock indices generated positive returns in the pronounced downtrends in global equity prices. A crisis of confidence pressured the financial sector throughout the month, punctuated by the bankruptcy of Lehman Brothers Holdings, the merger of Merrill Lynch and Bank of America, and the U.S. government bailout of American International Group (AIG). The scarcity and rising cost of credit infected the entire market and the outlook for the U.S. economy. This culminated on the last day of the month when the Dow Jones had its largest single point drop since the stock market crash of 1987 following news that the U.S. House of Representatives rejected a measure to back the Treasury’s Troubled Assets Relief Program. The Trust’s trading was profitable in Asian, European and U.S. stock index futures. Trading in the interest rate sector was more challenging, and slightly negative, as the price action for bonds was less directional, particularly in foreign bonds. Global interest rates were falling early in the year, benefiting from investor fear and risk aversion as well as diminished prospects for the U.S. and world economy. Sentiment shifted markedly near mid-month with the announcement of the $700 billion Treasury Troubled Assets Relief Program. Uncertainty about implications for inflation, hope that this would be a remedy to cure the markets and  profit taking prompted a sharp reversal in global interest rate prices. The bond market resumed its march higher after the violent sell-off. The focus in the currency markets shifted. Recent periods of risk aversion and global investor fear often coincided with or prompted dollar weakness. However, the dollar strengthened substantially even as most of the negative news seemed to emanate from the United States. The reasons for this shift may be tied to action in the money markets where LIBOR rates were soaring leading to a hoarding of dollars. The EUR/USD exchange rate fell from approximately 1.4673 to 1.4092, 4%, while the British pound fell from 1.8211 to 1.7805, 2.2%. The currency sector was profitable for the month. Trading in metals was profitable as market correlations shifted during the month. As the dollar strengthened, most commodities, including the metals markets, fell. However, as fear in the financial markets intensified, gold began to break higher while other metals continued to fall.  Silver was the best performer in this sector.  The energy sector generated positive returns for the Trust during the month. Crude oil, crude oil products and natural gas all finished the month down more than 10% from the prior month’s close. A weakening global economy that is now viewed to be extending to the emerging markets, and a strengthening U.S. dollar have negatively impacted the demand side of the energy markets while supply fundamentals have not changed.  Trading in the agricultural markets was also profitable for the month as the Trust benefited from short positions across the complex. These downtrends were supported by a general flight from the commodity markets due to weakening global demand and a strong dollar. Some of the best trades, however, benefited from deteriorating market specific fundamentals. For example, wheat was weighed down further after the release of the September USDA report which showed a meaningful rise in the world’s wheat production.

During the quarter no units were sold.  Beneficial Owners redeemed a total of 24,783 units during the quarter.  The Managing Owner purchased a total of 1,329 units during the quarter.  At the end of the quarter there were 735,058 units outstanding owned by the Beneficial Owners and 15,552 units outstanding owned by the Managing Owner.

During the fiscal quarter ending September 30, 2008, the Trust had no material credit exposure to a counterparty, which is a foreign commodity exchange, or to any counterparties dealing in over-the-counter contracts.

Fiscal Quarter ended September 30, 2007

The Trust recorded net trading loss of $6,722,757 or $6.75 per unit in the third quarter of 2007.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of September 30, 2007, the Trust had lost -1.42% since its inception in June 1997.

The Trust’s performance was negative for July as many of the trends that contributed to second quarter gains were disrupted or ended.  Concerns about strains in the U.S. housing market, exposure to sub-prime mortgages and excess leverage in the financial system resurfaced prompting investors to reduce positions in “risky” assets. The manifestation of this “flight to quality” was most noticeable in the credit markets where market forces pushed borrowing costs significantly higher. In this volatile trading environment, government bond prices rose while global equities and higher yielding currencies declined. The Trust benefited from the diversification associated with its commodity allocation. While the financial sectors of the Trust were negatively impacted by trend reversals and rising volatility, overall Trust losses were partially mitigated by gains resulting from the rising price of crude oil and trends in the grain markets. Strong global growth, rising inflationary concerns and vigilant central banks were three factors that combined to drive global interest rates higher during the third quarter of 2007. Festering near the surface of the market consciousness however, was real concern about the state of the U.S. housing market, hedge fund and investment bank exposure to sub-prime mortgages and the fragility of the liquidity dependent capital markets. These fears increased in July resulting in higher bond prices and a clear re-pricing of risk.  The broad-based trend reversals in global bonds caused the Trust to incur losses in the interest rate sector. Trading in currencies was also unprofitable. At the start of the month, the profile of the Trust’s currency portfolio generally reflected the markets’ desire for higher yielding currencies at the expense of lower yielding currencies. As it turned out, the turmoil in the credit markets had a collateral effect on the currency markets as investors bought back short positions in low yielding currencies that were used to finance long positions in higher yielding currencies. The Trust’s largest loss was in the Japanese yen. Global equity prices suffered a significant setback in July as the S&P 500 and most emerging markets fell more than five percent from their highs during the month. Trading in this sector was difficult in July as a number of long held positions were stopped out. The energy sector was profitable and helped to offset losses in other areas of the Trust’s portfolio. While crude and petroleum products were moving higher, natural gas prices were moving lower. Unlike the financial sectors, where correlations within sectors were rising because of the flight to quality, the energy markets moved independently generating profit opportunities for the Trust. Outside the energy sector, other commodity prices were mixed on the month. The Trust benefited from positions in the grain markets. Trading in other commodities was uneventful with only modest influences on the Trust’s overall performance during July.

The Trust’s performance was negative for the month of August as the crisis that began in the sub-prime mortgage market continued spreading globally. This produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets.  As a result, the Trust’s long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions. The interest rate sector was the Trust’s strongest performer for the month as investors sought the relative safety of government debt.  Japanese Government 10-year bonds (JGBs) were the sector’s best performer. They completed their biggest monthly gain in a year as investors speculated that the Bank of Japan would delay raising interest rates. U.S. Treasuries also helped performance as benchmark 10-year note yields decreased 21 basis points for the month.  The sector’s gains were hampered as various central banks added liquidity. Despite these attempts  the, fixed-income trends remained intact with the U.S. 3-month bill yields falling more than any other month in almost six years. The currency sector was the Trust’s worst performer for the month.  The yen was the sector’s best performer ending the month at a 2.5% increase vs. the dollar. The Trust experienced losses as it systematically exited positions in the British pound and the Euro on strong downward spikes, only to see both currencies immediately rally higher after the Fed rate change. The energy sector was negative as petroleum products suffered strong trend reversals.  Crude oil, the sector’s worst performer, traded near an 8-week low after reaching a record $78.77 a barrel on August 1st.  This was due to the forecast of diminishing demand for gasoline as concern grew that credit woes would lead to lower demand in the U.S., the world’s largest oil user.  Crude oil finished the month down 5.3%.  The agricultural, metals and indices sectors were slightly negative for the month as range-bound markets and trend reversals dominated these sectors.  The only component that exhibited noteworthy performance was CBOT wheat.  Wheat was up 23% for the month, its largest monthly gain since 1975.  For the year, wheat is up 92% as global consumption exceeded production and inventories headed for their lowest levels since 1982.  The gains were offset by the combined losses of the other agricultural commodities.

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

During the quarter no units were sold, however 23,182.53 new units were issued to Beneficial Owners who had not redeemed through August 31, 2007. These units were issued as a result of US Bank distributing $1,758,626 to continuing unitholders. Beneficial owners redeemed a total of 76,768.92 units during the quarter. The Managing Owner redeemed a total of 0 units during the quarter. At the end of the quarter there were 920,453 units outstanding owned by the Beneficial Owners and 20,218 units outstanding owned by the Managing Owner.

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

The Trust’s performance was negative in April as many of the year-to-date trends were interrupted or came to an end. Earlier market pessimism and fear began to ebb as massive monetary and fiscal stimuli were digested by traders and investors. In retrospect, the actions taken by the Federal Reserve Board (the Fed) in the second half of March to bail out Bear Stearns and add liquidity to the financial system marked an intermediate turning point in many markets. As volatility subsided and sentiment improved into April, long held positions were unwound.  The overall improvement in sentiment was evident in the stock market as the Dow Industrials closed April well off the March lows and near its high for the year. The S&P 500 rallied 4.8% in April, posting its best month in almost 5 years.  The CBOE Volatility Index (VIX), a popular measure of implied market volatility, which is sometimes referred to as the “fear index”, closed the month at 20.8%, more than 40% below its highest levels in March. In this environment of declining volatility, global equity indices rallied, reducing the profitability of open trades in this sector.  The interest rate markets also experienced significant reversals in April as the combination of Fed policy, better-than-expected economic data and improving stock market performance combined to push intermediate-to-long-term global interest rates higher during the month. The Fed punctuated the month by announcing the seventh interest rate cut in eight months. The economic data released during the month, including first quarter Gross Domestic Product, which was up 0.6%, proved better than the market expected and created doubts as to whether the U.S. economy is or will be in a recession. Positions in European interest rates fared better than those in the U.S. and Asia.  The currency sector was also unprofitable in April. The dollar staged a modest recovery in April. Positions in the Japanese yen and Swiss franc were hardest hit. The Australian dollar contributed positively to performance as it remained strong against the U.S. dollar. Positions in non-dollar cross-rates were largely flat on the month.  The metals sector was negative for the month. Gold remained under pressure and somewhat linked to the fortunes of the U.S. dollar, however the Trust’s models were able to adjust to the price action and limit losses.  Positions in London copper were slightly profitable, as declining stocks and strong global demand continue to support prices.  Performance in agricultural commodities was mixed for the month. Price action was relatively tame when compared to the extreme volatility of the first quarter. Positions in the grain markets worked well as the Trust profited from divergent trends in corn and wheat. Small losses were incurred in the soft commodities.  The Trust’s performance in the energy sector was positive in April. Crude oil continued its march higher – more than 12% for the month - bolstered by strong demand and tight supplies. Higher prices have not deterred demand according to the International Energy Agency who reported that they expect global demand to rise by close to 2% this year with Chinese consumption increasing by 5%.  Unrest in Nigeria has exacerbated the supply situation. Natural gas, reacting to separate fundamentals also moved higher and contributed positively to performance.

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

The Trust was positive in June. While many strong macro economic trends, including weakness in the housing market, the rationing of credit, and significant stress in the financial system remain intact and continue to pressure global equity prices, many financial markets continue to be choppy and devoid of clear trends.  The majority of the gains for the Trust came from the commodity markets; global demand for energy continued to push prices higher and flooding in the Midwest impacted the outlook for the future supply of grain.   In difficult market conditions, the Trust was able to limit losses in the interest rate sector. Global bond prices generally continued the falling trend from May.  A marked change toward a more hawkish tone from central banks, declining stock prices and the flight to quality were powerful forces that combined to disrupt this trend.  The U.S. benchmark yield fell from an intra-month high of 4.27% on June 17th to close the month below 4% amidst heavy quarter-end selling in the stock markets.  Positions in U.S. and Japanese bonds were unprofitable but positions in European bonds fared better because of a more muted price reversal.  The major currency markets were unable to find direction from changing and conflicting signals on the economy and global interest rate differentials.  The dollar attempted to rally from its weakened state early in June only to fall back later in the month as the stock market declined, risk was reduced, and U.S. interest rates fell.  Trading in currencies was unprofitable for the month as gains from trades in Swiss franc, Euro and crossrates were unable to offset losses from positions in other currencies.  Global equity markets suffered significant declines during the month of June as higher energy prices, tighter monetary conditions and continued stress in the financial sector depressed prices. For example, the S&P 500 was down 8.6% for the month. The Dow Jones Industrial Average approached bear market territory as the decline from its high approached 20%.  The MSCI world stock index declined more than 8% in June, extending year-to-date losses through June 2008 to 10%.  Financial shares led the decline. In contrast to March, when market volatility was extremely high, the price action in June was relatively tame with the move lower being more of a steady, persistent decline. The Trust’s performance in this sector was slightly positive as it entered the month with a mix of both long and short positions.  Trading performance in the metals sector was flat.  Although metals prices staged a rally in the second half of the month, positions in both precious and base metals were light as the price action was largely directionless.  A good portion of the Trust’s monthly gains came from the energy sector as crude, crude products and natural gas continued to move higher. On June 19th, China announced that they would be raising crude and jet fuel prices by more than 15%. The market initially tumbled on the prospect for lower demand from one of the world’s largest energy consumers. The market not only recovered from this news, but went on to post another record high at month end as analysts began to reassess China’s announcement, the dollar and stock market slides and the rise of geo-political tensions in the Middle East.  The agricultural markets, and in particular, grains, were also profitable. Corn and soybean prices started the month moving higher as floods affected the Midwest growing regions. Uncertainty over how the floods would impact plantings and future yields pushed corn and other grain prices up sharply with corn finishing the month more than 20% higher than May’s close.  The Trust recorded a trading gain of 4.19% for the month.  The June month-end trading NAV was $107.50.

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

Fiscal Quarter ended March 31, 2008

The Trust recorded net trading gain of $19,467,032 or $ 23.22 per trading unit in the first quarter of 2008.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts.)  As of March 31, 2008, the Trust had gained 31.91% since its inception in June 1997.

The Trust experienced positive performance for the month of January.  An important shift in the market’s focus seemed to be emerging at the start of 2008. Last year the global economy was relatively strong. The market consternation was related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of the world’s major stock markets were experiencing double-digit declines. Concerns about the economy and the performance of U.S. equities led the U.S. Federal Reserve Board (the Fed) to cut interest rates 75 basis points on January 22nd - the first inter-meeting rate move since 2001. This reduction was followed by a second cut of 50 basis points on January 30th. The Fed Funds rate ended the month at 3%. The aggressive stance of the Fed and the White House and Congress coming to an agreement on an economic stimulus package combined to stabilize equity prices towards the end of the month.  The Trust’s trading in global equity futures was profitable during the month. U.S. equities suffered through one of the worst Januarys on record as fears of a U.S. recession intensified. The S&P 500 lost 6.1% for the month, while the Nasdaq Composite shed 9.9%.  Financial shares were particularly hard hit as uncertainty about the extent of sub-prime write-offs persisted. Increasing risk of recession took its toll on the technology sector as a number of bellwether issuers suffered significant declines. Global decoupling and the belief that the world economy can be immune from weakness in the U.S. was put to the test in January as stock markets worldwide and, in particular, those in Japan and Europe experienced worse declines than the U.S. markets. Similarly, there was strong performance in the interest rate sector as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus. The yield on the benchmark U.S. 10-year bond declined 43 basis points to 3.59% by month-end. The actions by the Fed were notable in terms of both magnitude and timing, as they reduced interest rates by close to 30% in two separate moves over an 8-day period. Significant profits were generated in Eurodollar futures and Japanese government bonds (JGBs) performed well. Trading in currencies was more challenging, resulting in slightly positive performance from this sector. The dollar declined modestly. Rising volatility and investor fear resulted in a general unwinding of currency carry trades. Within the G-10 universe, the low-yielding Japanese yen and Swiss franc were the strongest currencies, appreciating the most. The relative weakness of the British pound continued in January and the long position in the euro/British pound cross rate was a top performer for the Trust.  Trading in metals was positive with positions in gold driving performance. Gold traded to an all-time high during the month above $930 per ounce. The continued weakness of the U.S. dollar, stock and credit markets as well as disruptions in African mining activity drove the rally. Positions in silver also contributed to performance in the sector as it loosely followed the direction of gold. Positions in base metals were unprofitable. Trading in energies was negative for January.  Crude oil and the crude oil products started the year faltering from near record prices. Trading was volatile as an impending OPEC meeting on February 1st added to market uncertainty. Positions in natural gas were also unprofitable as the market traded in a directionless pattern for most of the month. The Trust continues to benefit from the bull market in grain prices. Positions in corn, wheat, soybeans and bean oil were all profitable. Corn positions led the way as the price moved higher in response to a USDA report that showed a sharp drop-off in the U.S. corn stockpile. Wheat prices also were helped by reports of lower than expected planting intentions. Positions in sugar and coffee also contributed to profits this month.

February was another positive month for the Trust. Data released during the month continues to point to a weakening in the U.S. economy.  As the severity of the credit crisis and its ramifications become more apparent and pessimism about the deteriorating state of the economy was met with optimism about the prospects of official forms of economic stimulus, an interesting trading dynamic was created.  Some sectors were confined to broad ranges, while others experienced explosive moves.  Generally, major global equity indices traded in a broad range during the month as market anxiety vacillated between fears of recession and concerns about inflation.  The S&P 500 finished with a modest loss for the month as market volatility declined from the peak readings registered in January. In this environment, the Trust’s trading was positive as positions in European and U.S. markets offset losses in the Japanese Nikkei. Trading in interest rates was unprofitable as the psychology of the market shifted during the month. In January, fear and prospects for a slower global economy drove global bond prices to extremes. In his testimony to the U.S. Senate Banking Committee, Fed chairman, Ben Bernanke, underscored the Fed’s dovish stance on interest rates. He warned that downside risks to the economy remain due to weakness in the housing, labor and credit markets.  The U.S. yield curve steepened as long-term interest rates moved higher. The benchmark U.S. 10-year note yield approached 4% during the month, up from a low of 3.30% in January, only to end the month at 3.5%.  After rallying early in February, the dollar reversed course and closed the month weaker against most major currencies as narrowing interest rate differentials and the prospect for higher inflation in the U.S. combined to weigh on the currency. The low-yielding Swiss franc and Japanese yen were among the strongest currencies against the dollar as risk appetite in the market remains low. The USD/JPY exchange rate closed the month at a multi-year low of 103.75. Trading in the euro was choppy and less profitable; nevertheless, the currency did manage to close at an all-time high of 1.5180. As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Trust’s February returns. The greatest profits came from the agriculture markets, particularly from grains and soft commodities. In some cases, the moves were significant: bean oil was up 27% during the month, coffee was up 19%, wheat was up 15%, and sugar was up 14%.  It is uncommon for these markets in this sector to move higher so strongly in the same month. The demand for food-related commodities from a flatter, more prosperous global economy is an important theme driving agricultural commodities. The weakness of the dollar is another important factor. The energy sector was also profitable as crude oil surged above $100 per barrel. The initial stage of the approximate 10% rally in the price of crude during the month may be attributable to the unwinding of large short positions that were established in January. In addition to the old themes of strong demand and dollar weakness, the perception in the market that OPEC would defend levels below $90 per barrel helped to support prices. Natural gas was a significant contributor to the sector’s profits during the month also. Performance from the metals sector was positive as both precious and base metals were higher. Gold continues its march toward the $1,000/ounce level. The weak dollar, further Fed rate cuts and macroeconomic concerns, including the prospects for further inflation, are fundamentals that can have a positive influence on the price of gold.  The movements higher in base metals during the month were based on production outages reported in both China and South Africa. This puts further pressure on inventories which are at multi-year lows.

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

The Trust’s performance was negative for the month of January. The interest rate sector was the Fund’s best performing sector.  European 10-year bond yields reached 6-month highs and U.K. two-year gilt yields moved toward 5-year highs.  German debt fell during the month with a decline in unemployment and a rise in retail sales.  Long gilts slumped as yields soared after the Bank of England unexpectedly raised interest rates by a quarter point on January 11th.  U.S. Treasuries also helped performance: the U.S. 10-year note yield touched a 5-month high of 4.9% on January 26th, as the U.S. economy expanded faster in the fourth quarter than expected.  Continued volatility in 10-year Japanese Government bonds (JGBs) limited the sector’s performance.  With no change in rates, JGBs had the biggest weekly gain since August.  The currency sector was the Fund’s worst performing sector as currency markets reversed back and forth. The U.S. dollar’s weakening trend against the euro and the British pound continued its reversal. On January 3rd, the dollar rose to a 6-month high against the euro. The December Federal Reserve Board (Fed) meeting minutes stated that inflation (vs. waning growth) was their “predominant concern,” hence supporting the dollar.  The British pound fell to $1.9296 on January 5th from $1.9848 on December 1st (highest level since September 1992).  On January 11th, the pound rose again to a 14-year high of $1.9916 vs. the dollar before falling again.  Offsetting some of the losses was the Japanese yen, which fell 1.4% (to its lowest point in more than 4 years) vs. the dollar.  Towards the end of January, however, the dollar had its largest fall vs. the yen in more than two months. The yen was the best performer, while the euro suffered the largest loss.  The energy sector was positive for the month despite changing weather conditions which caused extreme volatility within the sector.  Warmer-than-expected weather in the beginning of the month, led to decreased demand and lower prices.  Following a government report indicating that U.S. supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a 19-month low of $49.90 a barrel.  Forecasts of colder weather throughout February reversed the weakening trend. On January 30th, natural gas rose 12% and closed at its highest price since December 4th   (ending the month with a 21% gain).  By the end of January, crude oil rebounded to above $58 a barrel in New York.  Crude oil and London gas oil were the best performers; natural gas was the worst performer. The metals sector was negative for the month as precious metal prices reacted to fluctuations in the U.S. dollar.  The early January strengthening in the U.S. dollar weakened Gold prices which fell 3.1%.  However, gold then rose 3.9% for the month as the dollar once again weakened.  LME copper limited   losses as copper prices fell 10% in January and 35% since reaching a record high in May 2006.  The equity indices sector was negative for the month as losses in the NASDAQ E-mini offset the gains of the other components in the sector.  U.S. stocks completed their longest stretch of monthly gains in more than a decade but, intra-month volatility hurt the sector’s overall performance.  On January 13th, U.S. stocks rose to a more than 3-month high.   The NASDAQ had a 2.8% increase to 2,502.82, a level not seen since February 2001.  However, stocks fell towards the end of the month after profit reports caused concern that analysts’ forecasts for earnings at computer-related companies were too high.  The NASDAQ E-Mini was the worst performer in the sector, while all other components of the sector were positive. The agriculture sector was negative for the month as price instability hurt performance.  New York coffee fell from a 19-month high of $1.30 on December 15th.  Corn suffered a sharp reversal by falling 7.2% in the first 2 days of the year then rebounded, along with soybeans, during the rest of the month.  Corn reached a 10-year high on January 17th, while soybeans reached an 18-month high on January 18th.  The sector’s best performer was New York sugar, while the sector’s worst performer was corn.

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

Item 4T.  Controls and Procedures

Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the managing owner of the Trust,  including the managing owner’s President and Chief Financial Officer, the Trust has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008, and, based on their evaluation, the President and Chief Financial Officer of the managing owner have concluded that these disclosure controls and procedures were effective as of September 30, 2008.  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 filed on October 6, 2008.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2008:

Month	Units Redeemed	Redemption Date NAV per Unit

July	11,272	$ 90.29
August	7,104	$ 91.38
September	6,407	$ 101.55

Total	24,783

Units sold January 1, 2008 through September 30, 2008: 1,329 (managing owner purchase)
Units unsold through September 30, 2008: 998,671 ($101,415,040)
Aggregate price paid for units sold January 1, 2008 through September 30, 2008: $120,000

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Eighth Amended and Restated Declaration and Agreement of Trust of the Registrant.1

3.02	Certificate of Amendment of Certificate of Trust of the Registrant.[1]

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

____________
1 Incorporated by reference from the exhibit of the same description filed on  September 30, 2008 on the Registrant's Form 8-K., and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	November 6, 2008

By:	R.J. O’Brien Fund Management, LLC.
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer