Form 10-K
period 2008-12-31
RJO GLOBAL TRUST
filed 2009-03-30
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer , or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer  ☐  Accelerated filer   ☐   Non-accelerated filer     ☒ Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State the aggregate market value of the units of the Trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $81,682,621 as of June 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The  sections of the Trust’s prospectus dated on December 12, 2008 entitled “The Risks You Face” and “The Trading Advisors” are hereby incorporated by reference into Item 1A of this annual report on Form 10-K.

TABLE OF CONTENTS

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

RJO Global Trust (the “Trust”), formerly the JWH Global Trust, is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of multiple independent commodity trading advisors.  R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the Managing Owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  The managing owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC., the clearing broker for the Trust (“RJO” or the “Clearing Broker”).  As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NuWave”) became the Trust’s sixth Advisor.

RJO is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the Advisors to the Trust are “Commodity Trading Advisors”, as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC., an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997.  The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current Net Asset Value (“NAV”) per unit of the Trust on the last business day of the calendar month.  The total amount of the initial offering was $50,000,000.  On September 24, 1997, a registration statement was declared effective with the Securities and Exchange Commission (the “SEC”) to register $155,000,000 of additional units.  A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,049 of units which remained unsold upon the termination of the initial offering of the units.  On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units.  Due to the bankruptcy of Refco, Inc., the ultimate parent of RCMI (the former managing owner of the Trust), the offering of the units was suspended on October 17, 2005.  The Trust filed two Post-Effective Amendments on December 12, 2008 to de-register the remaining unsold units that were registered under the July 2, 2003 and November 1, 2004 registration statements.  On December 4, 2007 a registration statement was declared effective with the SEC to register 1,000,000 additional units.

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Trust’s operations; calculation of the NAV (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Agreements.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; and (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s prospectus dated December 12, 2008 (the ” Prospectus”); and to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  The Managing Owner also advances payment of ongoing offering expenses for which it receives reimbursement, subject to a ceiling of 0.5% of the Trust’s average month-end net assets during any fiscal year.  For the year ended December 31, 2008, $473,000 of ongoing offering costs were paid or accrued in connection with filing of the registration statement to renew the offering of units.

The Advisory Agreements between the Trust and the Advisors provide that each Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2008, JWH was managing 22%, AIS 11%, ATC 22%, GALP 21% and PLP 19% of the Trust’s assets.  Five percent of the assets were not allocated to any of the advisors.  The Advisory Agreements with each Advisor commenced on November 1, 2008.

Pursuant to the Advisory Agreements effective November 1, 2008 signed with JWH, ATC, AIS, GALP and PLP, the Trust pays each Advisor a management fee of up to 0.16666% of the month-end net assets allocated to each Advisor (up to 2.0% annually) and a quarterly incentive fee of 20% of  new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of actual brokerage commissions and incentive fee paid after deduction of management fees also.)  On November 1, 2008 the Trust allocated 20% of its assets to each of these Advisors’ programs: JWH’s Diversified Plus program, AIS’s MAAP 2X-4X program, ATC’s Trading Diversified program, GALP’s Commodity Systematic program, and PLP’s Tactical Macro program.

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Eighth Amended and Restated Declaration and Agreement of Trust.  The Advisory Agreements may be terminated by the Trust or the Managing Owner at any month end upon five days’ prior written notice to the Advisors.  In addition, the Advisory Agreements may be terminated by the Trust or the Managing Owner at any time, upon written notice to an Advisor, in the event that (A) any person1 described as a “principal” of the Advisor in the Prospectus ceases for any reason to be an active “principal” of the Advisor; (B) an Advisor becomes bankrupt or insolvent; (C) an Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the Trust; (D) the registration, as a Commodity Trading Advisor, of the Advisor with the FSA (as applicable), the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, an Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, the Advisor violates2 any trading policy (as defined in the Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) an Advisor fails in a material manner to perform any of its obligations under its respective Advisory Agreement.

The Advisors have the right to terminate their respective Advisory Agreement at any time, upon thirty days’ written notice to the Trust in the event (A) that the Managing Owner imposes additional trading limitation(s) in the form of one or more trading policies (as defined in the Advisory Agreements) or administrative policies that an Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to an Advisor implementing a proposed material change to its respective trading program and the Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the Trust; (C) the Managing Owner or the Trust materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Advisor; (D) the total Trust funds allocated to the Advisors’ management falls below a certain amount3 (after adding back certain losses as specified in the Advisory Agreements) at any time; (E) the Trust becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect4.  If the Managing Owner or Trust merges, consolidates or sells a substantial portion of its assets pursuant to an Advisory Agreement, the counterparty Advisor may terminate the Advisory Agreement upon prior written notice to the Managing Owner and Trust.  The Advisors may also terminate the Advisory Agreement on sixty days’ written notice to the Managing Owner during any renewal term.

The Advisors and their principals, affiliates and employees are free to trade for their own accounts and manage other commodity accounts during the term of the Advisory Agreements and to use the same information and trading strategy which the Advisor obtains, produces or utilizes in the performance of services for the Trust.  To the extent that an Advisor recommends similar or identical trades to the Trust and other accounts, which it manages, the Trust may compete with those accounts for the execution of the same or similar trades.

1 Under this provision in JWH’s Advisory Agreement, the Trust and the Managing Owner may terminate the Advisory Agreement only if John W. Henry, rather than “any person,” ceases to be a “principal.”
2 Under this provision in AIS’s Advisory Agreement, the Trust and the Managing Owner may terminate the Advisory Agreement only if AIS commits a material violation of any trading policy, as defined therein.
3 The Trust requested and was granted Confidential Treatment by the SEC with respect to this information in the publicly-filed copies of the Advisory Agreements.
4 JWH (but not the other Advisors) is entitled to terminate its Advisory Agreement upon thirty days’ notice if the Managing Owner overrides a trading instruction other than as specified in Section 2(a) of JWH’s Advisory Agreement.

Other trading advisors who are not affiliated with the Trust may utilize trading methods that are similar in some respects to those methods used by the Trust’s Advisors.  These other trading advisors could also be competing with the Trust for the same or similar trades as requested by the Trust’s Advisors.

Pursuant to the Advisory Agreement between the Trust and JWH, prior to October 1, 2000, the Trust paid JWH a monthly management fee of 0.33% of the month-end net assets under its management and a quarterly incentive fee of 15% of the Trust’s new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of a portion of the brokerage commissions at a 1.25% annual rate, rather than the full brokerage commission).  Effective October 1, 2000, the management fee was reduced to 0.167% (a 2% annual rate) and the incentive fee was increased to 20%.  Trading profits are calculated on the basis of the overall performance of the Trust, not the performance of each Trading Program utilized by JWH, considered individually.  The Trust trades in the global futures and forward markets pursuant to the Advisor’s proprietary trading strategies.  From the commencement of trading on June 2, 1997 until October 1998, the Trust allocated its assets 50% to the Original Investment Program and 50% to the Financial and Metals Portfolio.  For the period beginning October 5, 1998 and ending December 31, 1999, the Trust allocated its assets 40% to the Original Investment Program, 35% to the Financial and Metals Portfolio and 25% to the G-7 Currency Portfolio.  On January 1, 2000, the Trust substituted the JWH GlobalAnalytics® Family of Programs for the Original Investment Program and reallocated Trust assets 40% to the Financial and Metals Portfolio, 30% to the G-7 Currency Portfolio and 30% to the JWH GlobalAnalytics® Family of Programs.  For the period beginning August 1, 2005, the Trust allocated 30% of its assets to Financial and Metals Portfolio, 30%  to GlobalAnalytics, 20% to International Foreign Exchange and 20% to Global Financial and Energy.  For the period beginning July 1, 2006 the Trust substituted the Global Diversified program for the Global Financial & Energy program.  Beginning on March 1, 2008, the Trust allocated 20% of its assets to the Financial and Metals Portfolio, 40% to GlobalAnalytics, and 40% to JWH Diversified Plus.

The Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S.-dollar deposits, 75% of interest earned on the Trust’s assets, calculated by the average four-week Treasury Bill rate, is paid to the Trust, while 25% of the return earned on cash as a whole is retained by the clearing broker.  For all other deposits, 99% of the interest earned on the Trust’s assets, calculated by the three-month LIBOR rate, is paid to the Trust.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
					Additional Units in Trust for Participating Owners
Date	Amounts Received from RCM	Balance of Impaired Value	Collections in Excess of Impaired Value	Cash Distributions to Non-Participating Owners	Units	Dollars
12/29/06	$10,319,318	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-
12/31/08	769,001		769,001	-	-	-

Totals	$25,970,753	$-	$9,007,491	$9,210,585	88,833	$7,967,152

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2008, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission.  You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Trust does not maintain an internet website, however, links to certain of the Trust’s public filings may be found on the Managing Owner’s website at  http://www.rjobrien.com/FundManagement.  Additionally the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

The Trust will also provide paper copies of such reports and amendments to its investors free of charge upon written request.

Item 1A. Risk Factors

The Trust is in the business of the speculative trading of futures, forwards, and options.  For a detailed description of the risks that may affect the Trust or the units offered by the Trust, see the section entitled “The Risks You Face” set forth in the Trust’s prospectus dated December 12, 2008, and filed with the Securities and Exchange Commission on December 12,  2008 (Registration Number 333-146177), and incorporated into this Form 10-K  by reference.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Trust does not utilize any physical properties in the conduct of its business.  The Managing Owner uses the offices of RJO at no additional charge to the Trust, to perform its administration functions, and the Trust uses the offices of RJO at no additional charge to the Trust, as its principal administrative offices.

Item 3.  Legal Proceedings

The Trust is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for the Registrant’s Units and Related Security Holder Matters and Issuer Purchases of Equity Securities

(a)	(i) There is no established public market for the units and none is expected to develop.

(ii) As of December 31, 2008, there were 658,747 units held in the Trading Account by Beneficial Owners for an investment of $78,645,263 and 11,679 units held in the Trading Account by the Managing Owner for an investment of $1,394,355.  A total of 183,863 units had been redeemed by Beneficial Owners and 9,868 units by the Managing Owner during the period of January 1, 2008 to December 31, 2008.  The Managing Owner purchased an additional 1,379 units on July 31, 2008.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution procedures.  998,671 ($119,231,331) (SEC Registration Number 333-146177) units remain unsold as of December 31, 2008.

(iii) To date no distributions have been made to owners of beneficial interest in the Trading Account of the Trust.  The Eighth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its owners of beneficial interest.  The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act during the period January 1, 2008 through December 31, 2008.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 and is derived from the financial statements for such fiscal years.

	2004	2005	2006	2007	2008
1 Revenues (000)	$36,504	$3,569	$(15,853)	$(4,425)	$38,321
2 Net Income (Loss) From Continuing Operations (000)	8,847	(20,433)	(29,194)	(12,427)	27,889
3 Net Income (Loss) Non-Trading (000)	-	(39,879)	(538)	5,510	1,807
4 Net Income (Loss) Per Unit	(1)	(10)	(19)	(9)	34
5 Total Assets (000)	342,627	223,617	140,705	83,423	92,007
6 Net Asset Value per Unit-Trading	149	113	94	85	119

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2008, no units were purchased by the Beneficial Owners.  The Managing Owner  purchased 1,329 units during this time.  For the fiscal year ended December 31, 2008, the Beneficial Owners redeemed a total of 183,863 units for $20,080,379.  A total of 10,736 units were issued to Beneficial Owners as a result of a distribution from JWH Special Circumstances LLC.  The Managing Owner redeemed a total of 9,868 units for $1,105,206.  For the fiscal year ended December 31, 2007, the Beneficial Owners redeemed a total of 474,881 units for $39,549,143 and the Managing Owner redeemed a total of 0 units.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Advisors monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

The Trust’s trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations may exceed the amount recognized in the statement of financial condition of the Trust.

The amount of assets invested in the Trust generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by the Advisors, and the Trust’s expenses are primarily charged as a fixed percentage of its asset base, however large, or by number of investors.  To a lesser extent, some expenses are incurred as minimums regardless of the size of the asset base, such as audit and legal fees.

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust’s dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.  They have been immaterial to the Trust’s operation to date and are expected to continue to be so.

During the fiscal year-ended December 31, 2008, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)	Liquidity

The Trust’s net assets are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with  RJO during each month at 75% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of LIBOR less 100 basis points.  For the calendar year ended December 31, 2008, RJO had paid or accrued to pay interest of $930,613 to the Trust.  For the calendar year ended December 31, 2007, the clearing broker paid or accrued to pay interest of $3,076,787 to the Trust.

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

The Trust’s success depends on the Advisors’ ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results, and its past performance is not necessarily indicative of its future results.  The Managing Owner believes, however, that there are certain market conditions — for example, markets with major price movements — in which the Trust has a better opportunity of being profitable than in others.

JWH, ATC and GALP are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary Advisors, AIS and PLP, economic fundamentals and macroeconomic assessments are made.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the last three fiscal years, until October 31, 2008, and for JWH, ATC, and GALP for November and December of 2008.  November and December also reflect the opportunities captured on a fundamental basis by AIS and PLP.  The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2008

The RJO Global Trust posted a gain of 40.97% for 2008.  The Net Asset Value per Unit at year-end was $119.39 (please see Note (1) AND Note (7) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $84.69 per unit at the beginning of the year.  The only contribution to the Trust during 2008 was RJOFM’s purchase of $120,000 of additional units.

The Trust’s performance was positive for the first quarter of 2008.  The Trust’s trading in global equity futures was profitable during the quarter.  In January, the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth.  By mid month, many of the world’s major stock markets were experiencing double-digit declines.  The Trust’s trading in global equity futures was profitable during January as U.S. equities suffered through one of the worst Januarys on record.  The rate of decline slowed through February into early March, and then reversed to a modest rally mid March.  There was similar strong performance in the interest rate sector in January as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus.  The interest rate sector was unprofitable in February as the psychology of the market shifted in February and the U.S. yield curve steepened as long-term interest rates moved higher.  This sector was at the center of the storm in March as the U.S. Federal Reserve’s proposal of a financial system overhaul, prompting meaningful price reversals and slight gains for the Trust.  Trading in currencies was profitable, though more challenging, for the quarter  as the dollar declined modestly in January, rallied and then reversed again to continue the decline in February into March.  The Trust generated profits in most major currencies against the dollar.  Positions in both precious and base metals, led by silver and gold, were profitable January and February, but with the modest market rally at the end of March, these reversed  and this sector was unprofitable for March.  The energy sector started the year off at a loss as crude and crude products  faltered in January from near record high prices.  The surge returned in February and continued into March. Crude oil soared to above $100 and natural gas prices increased more than 7% and were responsible for a majority of the profits.  The bull market in grains and agricultural driven by a weak dollar and demand for food related commodities, continued in January and February supplying the greatest profits mid-quarter. The greatest performers mid-quarter were bean oil +27%, coffee + 19%, wheat +15% and sugar +14%.  All reversed in March as grains’ bull market saw a correction and performance drag on the Trust.  Only corn bucked the reversal and finished March higher.

The Trust’s performance was negative for the second quarter of 2008.  May and June profitability was not enough to recover from losses suffered in April.  With the exception of the energy markets, which  were profitable throughout the quarter, the quarter was marked by trendless, range-bound markets in most cases.  Crude, crude products and natural gas continued to move higher on a weakened dollar and geo-political tensions in the Middle East.  The end of March rally in the global indices sector continued through April, stabilized in May with volatility declining and relatively tight trading ranges, and suffered a significant decline during June.  Higher energy prices, tighter monetary conditions and continued stress in the financial sector depressed prices.  The interest rate sector experienced significant reversals in April.  Throughout the quarter, a seventh interest rate cut, combined with prospects of higher inflation and more stable financial markets outweighed concerns over slowing economic activity.  Bond prices continued to slide through June, with the trend being slightly disrupted by hawkish tones from central banks, declining stock prices and the flight to quality.  Throughout the quarter, positions in European interest rates fared better than those in the U.S. and Asia.  The currency sector was very quiet throughout the quarter.  After the dollar staged a modest recovery in April, there was little evidence of demand for the dollar during the rest of the quarter. The major currencies were unable to find direction due to changing and conflicting signals on the economy and interest rate differentials.  The metals sector was negative for the quarter as markets were directionless due to ebbing demand driven by a degree of stability in the financial markets.  The agriculture markets, particularly grains, were mixed to profitable through out the quarter.  Grain prices moved higher on concerns of how the Midwest floods would impact planting and future yields.

The Trust’s performance was profitable for the third quarter of 2008.  The third quarter began what was one of the most unstable and volatile periods in the history of the U.S. (and later global) financial markets.  The cloud of the U.S. housing and credit crisis started to mushroom and create further turmoil to a point where, by quarter end, the world’s credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10%, and some of the largest U.S. financial institutions were pushed to extinction.  The Trust performance across all sectors was negative for July, but these major market moves served as sources of the Trust’s positive August and September performance as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar.  The currency sector was profitable during July and August with the dollar surging 8% above the mid-July low.  The dollar continued to strengthen as LIBOR rates soared and led to a hoarding of dollars.  By the end of the quarter, the Trust was benefiting from the pronounced downward trend in global equity prices.  Crisis of confidence was punctuated by bankruptcies, mergers and government bailout.  The energy markets continued their decline through August and by September, crude, crude oil products and natural gas were down more than 10% from August close.  A weakening global economy and a strengthening U.S. dollar have negatively impacted demand while supply side fundamentals have not changed.  With the crisis in the credit markets intensifying, global bonds benefited from a flight to quality during August.  During September, the bond market was more challenging as sentiment shifted markedly and prompted a sharp reversal.  Metals continued their decline, influenced by the dollar rally and the decline in demand for commodities.  Gold and silver continued to move lower however , towards the end of the quarter, gold began to break higher while the other metals continued their decline.  Agricultural markets which were unprofitable in July and August turned positive in September as the Trust benefited from short positions across the complex.  The downtrends were supported by weakening demand and a strong dollar.

The Trust’s performance was profitable for the fourth quarter of 2008 as it navigated through extreme volatility and capitalized on market moves of historic proportions.  November  also marked the first month of trading with four new, diverse trading advisors alongside JWH.  The currency sector was the best performing sector for the quarter as the dollar reasserted its status as the world’s reserve currency.  The Trust benefited from the strength of the dollar vs. European currencies and its weakness vs. the Yen.  Later in the quarter, profits were earned in the Euro, Yen, Canadian Dollar and Australian Dollar.  Global Indices sector was profitable in October and November as the slide continued across the globe.  This sector turned negative for the Trust as the decline turned slightly upward by the end of December.  The interest rate sector produced flat results for the Trust as cross currents passing through the markets affected rate trends.  This sector turned profitable by the end of December as yields continued a steady fall through year end.  Energy positions started the quarter off in positive territory, but turned slightly unprofitable toward the end.  Metals continued their decline from the previous quarter, driven by continued turmoil in the financial markets.  Gold and silver lead the gains in October while aluminum and copper lead the gains in November and December.  The agricultural markets were positive throughout the quarter reflecting the deteriorating prospects for the global economy and demand for food, animal feed and bio-fuels.

2007

The JWH Global Trust posted a loss of 9.77% for 2007.  The Net Asset Value per Unit at year-end was $84.69 (please see Note (1) and Note (7) in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $93.86 per unit at the beginning of the year.  There were no contributions to the Trust during 2007.

The Trust’s performance was negative for the first quarter of 2007.  The interest rate sector was the Trust’s best performing sector early in the quarter, only for gains to be given back.  On high volatility, the European 10-year bond yields, U.K. two-year gilt, German debt, Japanese government bonds and U.S. Treasuries fell, rallied and fell again during the quarter.  The currency sector was the Trust’s worst performing sector during the quarter as currency markets whip-sawed with extreme volatility.  The largest losses occurred in the British pound and the yen with slight gains produced in the euro and Australian dollar.  The energy sector was positive for the quarter despite changing weather conditions and predictions which caused extreme volatility within the sector.  Crude oil and London gas oil were the best performers while natural gas was the worst performer.  The metals sector was negative for the quarter as precious metal prices reacted to fluctuations in the U.S. dollar and the equity markets.  The sector started the quarter with negative results, moving to slightly positive performance mid-quarter before reversing back with negative results.  The equity indices sector was negative for the quarter.  Intra-month volatility early in the quarter hurt the sector’s performance.  The plunge in the Chinese equity market sparked a global sell-off and drop in equity prices which continued through the quarter.  The agriculture sector was negative for the quarter even with a mid-quarter rally.  As global equity markets plunged, investors took profits out of commodities.  Slight gains were achieved in corn and New York coffee and sugar.

The Trust’s performance was positive for the second quarter.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency, interest rate and indices sectors were the best performers for the quarter.  The euro reached a historical high against both the U.S. dollar and the Japanese yen and the British pound reached a 25-year high against the dollar.  The global stock indices sector was positive for the quarter driven by  stronger-than-expected  earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The European government bonds led performance in this sector.  U.S. Treasuries also bolstered performance.  The energy sector was negative for the quarter with slight gains achieved in June.  Prices across this sector were range-bound earlier in the quarter until increased terrorism fears combined with lower supplies in Petroleum-based products provided direction.  The metals sector started the quarter on a positive note, moved negatively mid-quarter to flat at quarter-end.  Volatility and whip-saw prices were most pronounced in copper, gold and silver and affected over-all sector performance.  The agriculture sector was negative for the quarter.  Like the metals sector, the agriculture sector started on a positive note and moved to negative and then to flat at quarter-end.  Most losses, at different intervals, were in CBOT wheat, corn, New York coffee and corn.

The Trust’s performance was negative for the third quarter.  Many of the trends which contributed to second quarter gains were either disrupted or ended.  The U.S. sub-prime crisis spread globally and financial markets were negatively impacted by rising volatility and trend reversals.  Gains in agriculture, energy and metals were not enough to offset losses in currencies, interest rates and indices during the middle of the quarter.  Indices and currencies recovered into positive territory at the end of the quarter while interest rates did not.  This sector was the only unprofitable sector by quarter-end.

The Trust’s performance was positive for the fourth quarter.  Apprehension regarding the sub-prime crisis spilled into the last quarter of the year.  The Federal Reserve cut rates mid-quarter, and most markets were directionless by the end of the quarter.

Four of the six sectors traded by the Trust were profitable for most of the quarter, with metals, energy and agriculture sectors contributing the most.

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

The Trust’s performance was positive for the third quarter.  The interest rate sector was positive as U.S. treasuries had their biggest quarterly gain in 4 years, and European 10-year bonds posted their first quarterly gain since June 2005.  The U.S. 10-year note touched a seven-month low of 4.53% on September 25th, down from 5.14% on June 30th .  JGBs also helped performance as investors speculated that the BOJ would keep interest rates at their current level for the remainder of the year.  The energy sector was also positive, albeit with increased volatility.  Natural gas and crude oil prices tumbled in September as mild weather in the Midwestern United States cut demand and inventories climbed toward an all-time high.   Meanwhile, crude oil prices fell 20% after touching a record high of $78.40 a barrel on July 14th as fuel stockpiles increased and tensions in the Middle East eased.  Currencies were negative for a third consecutive quarter.  Currency markets continued to experience reversals with speculation about the health of the U.S. economy and global inflation.  The metals sector suffered as commodities as an asset class had its biggest quarterly decline in at least 50 years.  The Commodity Research Bureau index ended the third quarter down 12%, its largest decline since 1956.  Gold prices fell 18% from a 26-year high of $732 an ounce in May.  The indices and agriculture sectors were also negative for the quarter as sugar prices plunged, while the indices sector suffered as fears over slower growth in the U.S. and Japan kept equity markets lower for the majority of the quarter.

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

(f)    Tabular Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term.  That is, they are held for less than one year.  Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

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

Quantifying the Trust’s Trading Value at Risk

“Value at Risk” is a measure of the maximum amount which the Trust could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Trust’s speculative trading and the recurrence in the markets traded by the Trust of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trust’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Trust’s losses in any market sector will be limited to Value at Risk or by the Trust’s attempts to manage its market risk.

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

The Trust’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk.  Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2008 and 2007.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2008, the Trust’s average total capitalization was approximately $81.6 million, and during fiscal year 2007, the Trust’s average total capitalization was approximately $89.9 million.

FISCAL YEAR 2008

Market	Highest	Lowest	Average	% of
Sector	Value	Value	Value	Average
	at Risk*	at Risk*	at Risk*	Capitalization**

Agriculture	$3.6	$1.1	$1.2	1.5%
Currencies	$3.7	$0.2	$1.6	2.0%
Energies	$3.3	$0.5	$1.3	1.6%
Indices	$1.8	$0.0	$0.9	1.1%
Interest Rates	$4.9	$1.5	$1.6	2.0%
Metals	$3.2	$0.5	$0.8	1.0%

Total	$20.4	$3.8	$7.4	9.2%

FISCAL YEAR 2007

Market	Highest	Lowest	Average	% of
Sector	Value	Value	Value	Average
	at Risk*	at Risk*	at Risk*	Capitalization**

Agriculture	$3.0	$1.0	$2.0	2.2%
Currencies	$9.7	$2.2	$6.4	7.1%
Energies	$2.4	$0.1	$1.7	1.9%
Indices	$3.0	$0.3	$1.9	2.1%
Interest Rates	$6.0	$2.1	$3.7	4.1%
Metals	$2.3	$0.3	$1.1	1.2%

Total	$26.4	$6.4	$16.8	18.6%

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trust is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally range between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Trust.  The magnitude of the Trust’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Trust to incur severe losses over a short period of time.  The foregoing Value at Risk table, as well as the past performance of the Trust, gives no indication of this “risk of ruin.”

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds substantially all of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 75% of the four-week Treasury Bill rate.  As of December 31, 2008 and December 31, 2007, the Trust had approximately $83.5 million and $72.9 million, respectively, in cash on deposit with RJO.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and its Advisors manage the Trust’s primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by the Trust’s Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The following were the primary trading risk exposures of the Trust as of December 31, 2008, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc and dollar/pound positions, and recently dollar/Canadian dollar, exposure to cross-rates positions such as euro/yen and euro/pound positions.

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

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2008, the Trust’s primary exposure was in the Osaka Nikkei (Japan) and the DAX (Germany).  The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust trade mainly precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Coffee, corn, wheat, beans, soybean oil, cotton, cocoa and sugar accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2008 and December 31, 2007.  In the past, the Trust has had market exposure to live cattle, and the soybean complex and may do so again in the future.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2008 and December 31, 2007.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, British pounds and Swiss francs.

Cash Position.  The Trust held substantially all its assets in cash at R.J. O’Brien & Associates, earning interest at 75% of the average four-week Treasury Bill rate (calculated daily).

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Manager Owner together with Liberty Funds Group monitors the Trust’s performance and the concentration of its open positions, and consults with the Advisors concerning the Trust’s overall risk profile.  If the Managing Owner felt it necessary to do so, the Managing Owner could require the Advisors to close out individual positions as well as entire programs traded on behalf of the Trust.  However, any such intervention would be a highly unusual event.  The Managing Owner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Trust’s market risk exposures.

Risk Management

The information below outlines the general risk management practices of each Advisor.  These descriptions are not intended to be exhaustive.  For a detailed description of the risks associated with the management practices of each Advisor, see the section entitled “The Trading Advisors” set forth in the Trust’s prospectus dated December 12, 2008, and filed with the Securities and Exchange Commission on December 12, 2008 (Registration Number 333-146177), and incorporated into this Form 10-K by reference.

Abraham Trading:  A vital part of ATC's trading strategy is sound risk management.  The good times, when the markets are in trending periods, will take care of themselves.  ATC's trading strategy is designed to endure the imminent non-trending periods in order to profit when trends in the markets do occur.  Each commodity interest is tracked on its own merits, and a stop loss level is determined at the time a trade is entered.  Stops are designed to weed out losing trades quickly and attempt to limit any loss to no more than a nominal percentage of the account's net assets.

On average, ATC utilizes approximately 20% of the nominal account value of participating customers to meet initial margin requirements, although this percentage may vary widely.

Since all trading methods and strategies to be utilized by ATC are proprietary and confidential, the foregoing discussion is necessarily of a general nature.

             AIS Futures Management:  The risk of the portfolio is in market moves against the positions held in the portfolio.  When in a losing position and equity is lost, positions are reduced so that the leverage is never materially higher than the maximum allowed in the program.  Under this method, the maximum acceptable margin to equity ratio is not violated.  Effectively, this method reduces exposure as markets move against positions.

Global Advisors:  GALP and its principals believe that money management discipline is a vital element of any trading program.  This discipline is comprised of the following major components which are utilized in the program:

1.	Diversification

GALP trades primarily U.S. exchange-traded commodity futures and options on futures contracts, and may trade on any United States and non-United States exchange that has been designated as a “contract market” by the CFTC and on certain other non-United States exchanges.  “Commodity interests” include, but are not limited to, contracts on and for physical commodities, currencies, money market instruments and items which are now, or may hereafter be, the subject of trading futures contracts, swaps, and other commodity-related contracts.  GALP may also trade the cash and forward markets, including the interbank market and exchange of futures for physicals (“EFPs”) for its client accounts.

The trading strategy is designed to gain exposure to opportunities in the majority of actively traded market groups, while simultaneously limiting, to the extent possible, the exposure in any one particular group.  The intent of this policy is to increase, on a discretionary basis, opportunities for gain, decrease risk and provide more consistent returns.  Especially in view of the above, there may be times, due to market and other conditions, when trading is not well diversified; in fact, on occasion, there may be a heavy concentration of a given commodity (such as Brent crude) or a commodity complex (such as energies) which could result in a greater return or risk to the account.

2.	Risk Management

GALP estimates that for the program, which targets 10% annualized volatility, approximately 5%-10% of a client account’s net asset value on both an intraday and overnight basis will be committed to margin at any one time.  However, margin usage may, from time to time, be greater or less than this range, depending on market conditions, current margin requirements and changes in account equity.

3.	Client Rebalancing

GALP seeks to ensure that market risk and return are appropriately balanced across clients in proportion to each client's account equity.  GALP regularly balances clients' exposure to net position in each futures contract or option on futures contract, accordingly.

Trades are allocated during the month on a ticket-by-ticket basis according to volume and price sequence parameters, determined near the beginning of the month with client account equities.  As the program's net contract positions are added to or reduced, each client's exposure to the program’s net position in a contract under this method may not exactly equal its proportionate level of risk as represented by its account equity.  To correct these risk imbalances, at its discretion, GALP makes trades on a regular basis which rebalance client account risks to what they should be, given each client's account equity.  GALP may simultaneously reduce a position for one client while adding to a position for another client at prevailing market prices to adjust each client’s risk to its appropriate level, given their account size as a proportion of the program’s overall assets under management.  Discretion includes employing knowledge of a contract's volatility and the size of the necessary rebalancing trades, and balancing that need with the desire to minimize slippage and commissions for clients.  Near the beginning of each month, GALP rebalances each client account to reflect their proportion of the net equity in the program.

John W. Henry & Company:   Stop-losses are used in some models and managed by JWH in a proprietary manner to balance the potential loss on any trade versus the opportunity for maximum profit.  Stop losses may not necessarily limit losses, since they become market orders upon execution; as a result, a stop-loss order may not be executed at the stop-loss price. Other models do not have any stop-loss methodology but rely on market diversification and a change in directional signals to offset risk. Risk in some programs may also be managed by varying position size or risk levels for a market, based in part on assessment of market volatility, while other programs will maintain position sizes in markets regardless of changes in volatility.  There are no systematic constraints on portfolio volatility or the maximum drawdown for any program. Volatility will not cause systematic adjustments to be made to existing positions. Some programs consider volatility in determining the size of positions initiated. Other programs do not consider volatility in determining the size of positions initiated.

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

Peninsula LP:  Peninsula believes that one of the most significant risks for discretionary strategies is proper position sizing.  What makes position sizing challenging is the non-stationary nature of volatility, correlation and liquidity.  Stated in another way, it is the risk that at any given time the actual position size may be greater than the optimal position size due to fluctuations in these variables, causing a deterioration of the risk/reward ratio.  And conversely and just as importantly, the position size may be too small relative to the optimal position size, resulting in a sub-optimal exploitation of an opportunity.

Position sizing is a function of Peninsula’s conviction of the trade and its duration, and its assessment of potential downside.  Its downside risk framework for individual positions and strategies is multi-dimensional.  We analyze the expectations for moderate downside occurrences, as well as severe downside occurrences, to determine potential losses.  The risk management objective is two-fold:  minimize the probability of drawdown as well as the magnitude of the drawdown.

Peninsula  uses historical volatility, correlation and liquidity analysis for individual strategies and positions.  Given its belief that these variables are non-stationary, it uses our internally-developed views about prospective volatility, correlation and liquidity to supplement the historical analysis.  It also examines gap risk (probability and cost of position gapping below its stop-loss limit) and slippage in normal markets as well as during market dislocations.

A variety of factors such as the strength of signals from the models, liquidity conditions, volatility, and market positioning drive the position allocation process.  Peninsula utilizes a stop-loss maximum of 1.5% of NAV on intra-day positions on a given trading day.  The drawdown limits for a single open directional position is generally between 0.30% and 0.60% of NAV.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Total Trading Revenues (Loss)	$21,191,546	$1,247,596	$(3,189,212)	$19,070,748
Total Trading Expenses	1,724,515	1,660,935	1,598,257	5,447,926
Trading Income (Loss)	19,467,031	(413,339)	(4,787,469)	13,622,822
Non-Trading Income (Loss)	934,473	450,677	(113,413)	535,080
Net Income (Loss)	$20,401,504	$37,338	$(4,900,882)	$14,157,902

Net Income (Loss) per Trading Unit	$23.22	$(0.41)	$(5.95)	$17.84

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007	2007	2007	2007
Total Trading Revenues (Loss)	$(19,475,025)	$14,348,770	$(4,988,722)	$5,689,713
Total Trading Expenses	2,333,860	2,120,145	1,734,035	1,813,700
Trading Income (Loss)	(21,808,885)	12,228,625	(6,722,757)	3,876,013
Non-Trading Income (Loss)	(466,578)	1,015,019	2,560,964	2,400,422
Net Income (Loss)	$(22,275,463)	$13,243,644	$(4,161,793)	$6,276,435

Net Income (Loss) per Trading Unit	$(17.40)	$10.91	$(6.75)	$4.07

The Trust has not disposed of any segments of its business.  In 2008, the Trust recorded income of $1,747,216 and $769,001 on collections from the RCM bankruptcy in excess of impaired value in the quarters ended June 30, and December 31, 2008, respectively.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC., the Managing Owner of the Trust at the time this annual report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2008.

Management's Report on Internal Control Over Financial Reporting:  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2008.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2008, the Trust's internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Trust.  As of December 31, 2008, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC. The officers and directors of the Managing Owner as of December 31, 2008 were as follows:

R.J. O’Brien Fund Management, LLC

Gerald Corcoran is Chief Executive Officer and Director of RJOFM:  Gerry Corcoran was appointed Chief Executive Officer of RJO in June 2000 and was appointed as Chief Executive Officer of RJOFM in November of 2006.  He joined the RJO family in 1987 as Chief Financial Officer and served as Chief Operating Officer, a position he was promoted to in 1992.  He is also a member of the Board of Directors.  Prior to joining RJO, Mr. Corcoran served as controller for the Chicago Sun-Times, the nation’s seventh largest daily newspaper.  He is a former member of the Chicago Mercantile Exchange where he served on the Clearing House Committee.  Mr. Corcoran also serves on the Board of Governors of the Chicago Board of Trade Clearing Corporation, the only AAA rated clearing organization in the world.  Mr. Corcoran has a Bachelor of Business Administration from Loyola University and is a Certified Public Accountant.

Colleen Mitchell is President and Director of RJOFM:  Colleen Mitchell was promoted to President of R.J. O’Brien in June 2000.  Prior to this position, she served as vice president for the futures commission merchant.  Ms. Mitchell was responsible for marketing, clearing, and execution services to commodity trading advisors, hedge fund managers, and introducing brokers.  Formerly, Ms. Mitchell served as senior vice president for Terra Nova Trading in Chicago, where she launched and brokered for a NASD broker-dealer and NFA introducing brokerage firm.  She has a Bachelor of Arts from Saint Mary’s College in South Bend, Indiana.

Helen D. McCarthy served as Chief Financial Officer and Director of RJOFM:  Ms. McCarthy was named CFO of RJOFM on April 30, 2007.  Prior to joining R.J. O’Brien, Ms. McCarthy was VP of Finance/Controller at ACNielsen, a global marketing information company.  Before ACNielsen, she served as Vice President of Finance at the Sun-Times Media Group, a newspaper conglomerate with over 100 publications.  Ms. McCarthy was responsible for all financial management and Controllership duties.  Ms. McCarthy also spent seven years with Ernst & Young auditing both public and private companies.  Ms. McCarthy served as Chief Financial Officer from April 2007 to April 2008.

Thomas J. Anderson is Chief Financial Officer and Director of RJOFM: Mr. Anderson became the Chief Financial Officer of the Managing Owner on May 5, 2008 and became a principal of the Managing Owner on June 6, 2008.  He also serves as the Chief Financial Officer of R.J. O’Brien & Associates, LLC and is a registered NFA principal since June 6, 2008 and an associated person and NFA associate member since May 13, 2008 of R.J. O’Brien & Associates, LLC.  He joined R.J. O’Brien & Associates, LLC and the Managing Owner in May 2008.  Prior to serving in these positions, Mr. Anderson served as Senior Vice President and Group Chief Operating officer for Newedge Financial Inc. (formerly known as Calyon Financial Inc.), a derivatives brokerage firm, from December 2006 to April 2008. From December 2000 through December 2006, Mr. Anderson served as Newedge’s Senior Vice President and Chief Financial Officer. Before joining Newedge, Mr. Anderson served in several capacities (including Assistant Controller, Controller and Chief Financial Officer) from July 1990 to December 2000 at Lind-Waldock & Company, a retail futures brokerage firm. From September 1987 to July 1990, Mr. Anderson was a Senior Auditor for Checkers, Simon & Rosner.  Mr. Anderson is also a registered representative of the lead selling agent.

Annette A. Cazenave is Senior Vice President and Director of RJOFM:  With RJOFM’s purchase of RCMI in December of 2006, Ms. Cazenave joined RJOFM with over twenty-six years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms Cazenave joined Cargill in March of 2004.  Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).

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

Audit Committee

The Managing Owner created an audit committee on August 27, 2008.  The audit committee with respect to the Trust is comprised of Gerald Corcoran, Thomas Anderson and Jamal Oulhadj.  None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  Therefore, there is no Audit Committee Financial Expert.

Code of Ethics

The Trust does not have any officers; therefore, it has not adopted a code of ethics applicable to the Trust’s principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  The Managing Owner operates the Trust and has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.  This code of ethics is included by reference in Exhibit 14.01 of this annual report.

Item 11.  Executive Compensation

The Trust has no officers or directors.  The Managing Owner administers the business and affairs of the Trust (exclusive of Trust trading decisions which are made by the independent Advisors).  The officers and directors of the Managing Owner receive no compensation from the Trust for acting in their respective capacities with the Managing Owner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2008, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2008, the Managing Owner beneficially held an ownership of $1,394,355 (which is the equivalent of 11,679 units) or approximately 2.1% of the ownership of the Trust as of that date.

(c)
As of December 31, 2008, no arrangements were known to the registrant, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence

None.  The Trust does not have any directors or officers of its own.

Item 14.  Principal Accounting Fees and Services

(a)           Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm, $149,601 and $140,000 respectively for the 2008 and 2007 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements filed with the Trust’s Form 10-Ks, the review of financial statements included in the Trust’s Form 10-Q filings and review of other SEC filings.

(b)           Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2008 or 2007 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)           Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2008 or 2007 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $135,000 for such services for 2008 and $120,000 for 2007.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)           All Other Fees

None.

(e)           Audit Committee Pre-Approval Policies and Procedures

(i)
The audit committee with respect to the Trust has not developed pre-approval policies as of the date of this report.  Consequently, all audit and non-audit services provided by CF & Co., L.L.P. must be approved by the directors of the Managing Owner.

(ii)
None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Securities Exchange Act of 1934 were provided by CF & Co., L.L.P. therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)     Less than 50% of the hours expended on CF & Co., L.L.P.’s audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of CF & Co., L.L.P.

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

c.	Condensed Consolidated Schedules of Investments as of December 31, 2008 and 2007.

d.	Consolidated Statements of Operations, for the years ended December 31, 2008, 2007 and 2006.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2008, 2007 and 2006.

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01
Second Amended and Restated Selling Agreement, dated as of November 5, 2008, among R.J. O’Brien Securities, LLC (the “Lead Selling Agent”), RJO Global Trust (the “Registrant”), R.J. O’Brien Fund Management LLC (the “Managing Owner”).

3.01	Eighth Amended and Restated Declaration and Agreement of Trust, dated as of September 26, 2008. (1)

3.02	Restated Certificate of Trust. (2)

10.01	Form of Subscription Agreement and Power of Attorney. (1)

10.02	Subscription and Transfer Agent Agreement, dated as of April 2, 2007, by and among The Bank of New York, the Managing Owner, and the Registrant. (3)

10.03*	Amended and Restated Advisory Agreement, made as of September 16, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and John W. Henry & Company, Inc. (4)

10.04*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Abraham Trading, L.P. (4)

10.05*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and AIS Futures Management, LLC. (4)

10.06*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Global Advisors L.P. (4)

10.07*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Peninsula LP. (4)

10.08**	Advisory Agreement, made as of February 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and NuWave Investment Management, LLC.

10.09	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated as of September 27, 2006. (5)

10.10	Form of Transfer Agent Agreement. (6)

13.01	Annual Report to Unitholders for Fiscal Year 2008.

14.01	R.J. O’Brien Fund Management, LLC Code of Ethics.

31.01	Rule 13a-14(a)/13d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/13d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

*Confidential Treatment was requested and granted with respect to the omitted portions of these exhibits.
**Confidential Treatment has been requested with respect to the omitted portion of this exhibit.

(1)    Incorporated by reference herein from the exhibit of the same description filed on December 12, 2008 with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg No. 333-146177).

(2)    Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

(3)    Incorporated by reference herein from the exhibit of the same description filed on September 19, 2007 with the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

(4)    Incorporated by reference herein from the exhibit of the same description filed on October 6, 2008 with Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

(5)    Incorporated by reference herein from the exhibit of the same description filed on July 5, 2007 with the Registrant’s annual report on Form 10-K.

(6)    Incorporated by reference herein from the exhibit of the same description filed on February 10, 1997 with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-16825).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ Thomas J. Anderson
Thomas J Anderson
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 30, 2008, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Thomas J. Anderson	Chief Financial Officer and Director
Thomas J. Anderson	(principal financial and accounting officer)

/s/ Colleen Mitchell	President and Director
Colleen Mitchell

/s/ Annette Cazenave	Senior Vice President and Director
Annette Cazenave

Exhibit 13.01

Message from the Managing Owner

Dear Unitholder:

The RJO Global Trust posted a gain of 40.97% for 2008.  The Net Asset Value at year-end was $119.39  (please see Note (1) AND Note (7) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $84.69 per unit at the beginning of the year.  The only contribution to the Trust during 2008 was RJOFM’s purchase of $120,000 of additional units.

The Trust’s performance was positive for the first quarter of 2008.  The Trust’s trading in global equity futures was profitable during the quarter.  The Trust’s trading in global equity futures was profitable during January as U.S. equities suffered through one of the worst Januarys on record.  The rate of decline slowed through February into early March, and then reversed to a modest rally mid March.  There was similar strong performance in the interest rate sector in January as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus.  The interest rate sector was unprofitable in February as the psychology of the market shifted in February and the U.S. yield curve steepened as long-term interest rates moved higher.  This sector was at the center of the storm in March as the U.S. Federal Reserve’s proposal of a financial system overhaul, prompting meaningful price reversals and slight gains for the Trust.  Trading in Currencies was profitable, though more challenging, for the quarter as the dollar declined modestly in January, rallied and then reversed again to continue the decline in February into March.  The fund generated profits in most major currencies against the dollar.  Positions in both precious and base metals, led by silver and gold, were profitable January and February, but with the modest market rally at the end of March, these reversed  and this sector was unprofitable for March.  The energy sector started the year off at a loss as crude and crude products faltered in January from near record high prices.  The surge returned in February and continued into March. Crude oil soared to above $100 and natural gas prices increased more than 7% and were responsible for a majority of the profits.  The bull market in grains and agricultural driven by a weak dollar and demand for food related commodities, continued in January and February supplying the greatest profits mid-quarter.  All reversed in March as grains’ bull market saw a correction and performance drag on the Trust.

The Trust’s performance was negative for the second quarter of 2008.  May and June profitability was not enough to recover from losses suffered in April.  With the exception of the energy markets, which  were profitable throughout the quarter, the quarter was marked by trendless, range-bound markets in most cases.  Crude, crude products and natural gas continued to move higher on a weakened dollar and geo-political tensions in the Middle East.  The end of March rally in the global indices sector continued through April, stabilized in May with volatility declining and relatively tight trading ranges, and suffered a significant decline during June.  Higher energy prices, tighter monetary conditions and continued stress in the financial sector depressed prices.  The interest rate sector experienced significant reversals in April.  Throughout the quarter, a seventh interest rate cut, combined with prospects of higher inflation and more stable financial markets, outweighed concerns over slowing economic activity.  Bond prices continued to slide through June, with the trend being slightly disrupted by hawkish tones from central banks, declining stock prices and the flight to quality.  Throughout the quarter positions in European interest rates fared better than those in the U.S. and Asia.  The currency sector was very quiet throughout the quarter.  After the dollar staged a modest recovery in April, there was little evidence of demand for the dollar during the rest of the quarter.  The major currencies were unable to find direction due to changing and conflicting signals on the economy and interest rate differentials.  The metals sector was negative for the quarter as markets were directionless due to ebbing demand driven by a degree of stability in the financial markets.  The agriculture markets, particularly grains, were mixed to profitable through out the quarter.  Grain prices moved higher on concerns of how he Midwest floods would impact planting and future yields.

The Trust’s performance was profitable for the third quarter of 2008.  The third quarter began what was one of the most unstable and volatile periods in the history of the U.S. (and later global) financial markets.  The cloud of the US housing and credit crisis started to mushroom and create further turmoil to a point where, by quarter end, the world’s credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10%, and some of the largest U.S. financial institutions were pushed to extinction.  The Trust performance across all sectors was negative for July, but these major market moves served as sources of the Trust’s positive August and September performance as the portfolio shifted to reflect new trends in energy, metals and the U.S. Dollar.  The currency sector was profitable during August with the dollar surging 8% above the mid-July low.  The dollar continued to strengthen as LIBOR rates soared and led to a hoarding of dollars.  By the end of the quarter, the Trust was benefiting from the pronounced downward trend in global equity prices.  Crisis of confidence was punctuated by bankruptcies, mergers and government bailout.  The energy markets continued their decline through August and by September, crude, crude oil products and natural gas were down more than

10% from August close.  A weakening global economy and a strengthening U.S. dollar have negatively impacted demand while supply side fundamentals have not changed.  With the crisis in the credit markets intensifying, global bonds benefited from a flight to quality during August.  During September, the bond market was more challenging as sentiment shifted markedly and prompted a sharp reversal.  Metals continued their decline, influenced by the dollar rally and the decline in demand for commodities.  Gold and silver continued to move lower however, towards the end of the quarter, gold began to break higher while the other metals continued their decline.  Agricultural markets which were unprofitable in July and August turned positive in September as the Trust benefited from short positions across the complex.

The Trust’s performance was profitable for the fourth quarter of 2008 as it navigated through extreme volatility and capitalized on market moves of historic proportions.  November  also marked the first month of trading with four new, diverse trading advisors alongside JWH.  The currency sector was the best performing sector for the quarter as the dollar reasserted its status as the world’s reserve currency.  The Trust benefited from the strength of the dollar vs. European currencies and its weakness vs. the Yen.  Later in the quarter, profits were earned in the Euro, Yen, Canadian Dollar and Australian Dollar.  Global Indices sector was profitable in October and November as the slide continued across the globe.  This sector turned negative for the Trust as the decline turned slightly upward by the end of December.  The interest rate sector ended the month  with flat results for the Trust as cross currents passing through the markets affected rate trends.  This sector turned profitable by the end of December as yields continued a steady fall through year end.  Energy positions started the quarter off in positive territory, but turned slightly unprofitable toward the end.  Metals continued their decline from the previous quarter, driven by continued turmoil in the financial markets.  Gold and silver lead the gains in October while aluminum and copper lead the gains in November and December.  The agricultural markets were positive throughout the quarter reflecting the deteriorating prospects for the global economy and demand for food, animal feed and bio-fuels.

We thank you for your continued support.

Past performance is not indicative of future results.

/s/   Thomas J Anderson
Thomas J Anderson
R.J. O’Brien Fund Management, LLC

RJO GLOBAL TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Limited Owners of RJO Global Trust and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the condensed consolidated schedules of investments, of RJO Global Trust, formerly known as the JWH Global Trust and Subsidiary (the “Trust”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and changes in unitholders’ capital for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RJO Global Trust and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and changes in unitholders’ capital, for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 included in “Management’s Report on Internal Control Over Financial Reporting” in the Trust’s December 31, 2008 Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ CF & CO., L.L.P.
      CF & CO., L.L.P.
      Dallas, Texas
      March 30, 2009

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	December 31,	December 31,
	2008	2007
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$83,527,981	$72,906,959
Unrealized gain on open contracts	1,106,722	1,468,910
Cash on deposit with bank	28,562	30,436
Cash on deposit with bank - Non-Trading	7,334,582	8,881,327
	91,997,847	83,287,632

Interest receivable	9,415	135,241
Total Assets	$92,007,262	$83,422,873

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$242,450	$271,984
Accrued management fees	119,365	123,807
Accrued incentive fees	1,134,235	-
Accrued offering expenses	1,108	30,000
Accrued operating expenses	315,568	292,627
Redemptions payable - Trading	2,815,236	1,641,786
Accrued legal fees - Non-Trading	6,149	76,170
Accrued management fees to U.S. Bank - Non-Trading	27,477	29,424
Distribution payable - Non-Trading	39,801	39,801
Total liabilities	4,701,389	2,505,599

Unitholders' capital:
Unitholders’ capital (Trading) (all Class A at December 31, 2008):
Beneficial owners (658,747 and 831,874 units outstanding at
December 31, 2008 and December 31, 2007, respectively)	78,645,263	70,450,079
Managing owner (11,679 and 20,218 units outstanding at
December 31, 2008 and December 31, 2007, respectively)	1,394,355	1,712,262

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (611,108 and 798,724 units outstanding at
December 31, 2008 and December 31, 2007, respectively)	1,953,345	3,075,087
Nonparticipating owners (1,662,180 and 1,474,564 units outstanding at
December 31, 2008 and December 31, 2007, respectively)	5,312,910	5,679,846

Total unitholders' capital	87,305,873	80,917,274

Total Liabilities and Unitholders’ Capital	$92,007,262	$83,422,873

Net asset value per unit:
Trading (all Class A at December 31, 2008)	$119.39	$84.69
LLC equity/Non-Trading	$3.20	$3.85

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of December 31, 2008

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (1.23%)
Futures Positions (1.23%)
Agriculture	143	$3,700,746	$262,644
Currency	166	29,196,605	312,953
Energy	47	2,276,791	(15,025)
Indices	2	96,575	(96,575)
Interest rates	165	64,017,826	414,481
Metals	62	3,413,855	190,371

Total long positions		$102,702,398	$1,068,849

Short positions (0.04%)
Future positions (0.04%)
Agriculture	278	$6,016,398	$(27,872)
Currency	25	2,547,180	(30,573)
Energy	17	923,156	(9,051)
Indices	40	1,340,663	80,642
Interest rates	5	2,443,007	(10,528)
Metals	63	2,762,199	35,255

Total short positions		$16,032,603	$37,873

Total unrealized gain on open contracts (1.27%)			$1,106,722
Cash on deposit and open contracts with brokers (95.67%)			83,527,981
Cash on deposit with bank (8.43%)			7,363,144
Other liabilites in excess of assets (-5.37%)			(4,691,974)
Net assets (100.00%)			$87,305,873

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

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$37,750,164	$(5,619,515)	$(23,324,177)
Change in unrealized gain (loss) on open positions	(362,188)	(1,781,034)	658,599
Foreign currency transaction gain (loss)	6,405	(89,989)	(7,506)
Total trading gain (loss)	37,394,381	(7,490,538)	(22,673,084)

Investment Income:
Interest Income	926,298	3,065,274	6,819,136

Expenses:
Commissions	4,014,709	5,125,785	9,383,368
Management fees	1,611,866	1,796,178	3,123,603
Incentive fees	3,498,852	-	-
Ongoing offering expenses	473,000	351,000	35,000
Operating expenses	833,207	728,777	798,653
Total expenses	10,431,633	8,001,740	13,340,624

Trading income (loss)	27,889,046	(12,427,004)	(29,194,575)

Non-Trading income (loss):
Interest on Non-Trading reserve	112,785	228,307	29,816
Loss on Non-Trading assets	-	-	-
Collections in excess of impaired value	2,516,217	6,491,275	-
Legal and administrative fees	(476,418)	(814,142)	(568,729)
Management fees paid to US Bank	(345,769)	(395,613)	-
Non-Trading income (loss)	1,806,817	5,509,827	(538,913)

Net income (loss)	$29,695,863	$(6,917,177)	$(29,733,488)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For years ended December 31, 2008, 2007, and 2006

Unitholders' Capital (Trading)	Beneficial Owners - Trading		Managing Owners - Trading		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2005	1,736,309	$196,142,238	24,017	$2,713,011	1,760,326	$198,855,249
Net income (loss)	-	(28,735,914)	-	(458,658)	-	(29,194,572)
Unitholders’ contributions	53,853	5,055,210	1,060	99,501	54,913	5,154,711
Unitholders' reallocation	4,859	456,066	(4,859)	(456,066)	-	-
Unitholders’ redemptions	(511,449)	(52,435,526)	-	-	(511,449)	(52,435,526)
Balances at December 31, 2006	1,283,572	120,482,074	20,218	1,897,788	1,303,790	122,379,862
Net income (loss)	-	(12,241,478)	-	(185,526)	-	(12,427,004)
Unitholders’ contributions	23,183	1,758,626	-	-	23,183	1,758,626
Unitholders' reallocation	-	-	-	-	-	-
Unitholders’ redemptions	(474,881)	(39,549,143)	-	-	(474,881)	(39,549,143)
Balances at December 31, 2007	831,874	70,450,079	20,218	1,712,262	852,092	72,162,341
Net income (loss)	-	27,221,748	-	667,299	-	27,889,047
Unitholders’ contributions	10,736	1,053,815	1,329	120,000	12,065	1,173,815
Unitholders' reallocation	-	-	-	-	-	-
Unitholders’ redemptions	(183,863)	(20,080,379)	(9,868)	(1,105,206)	(193,731)	(21,185,585)
Balances at December 31, 2008	658,747	$78,645,263	11,679	$1,394,355	670,426	$80,039,618

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners- LLC Equity/Non-Trading		Nonparticipating Owners- LLC Equity/Non-Trading		Total Unitholders' Capital- LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2005	2,273,288	$17,666,261	-	$-	2,273,288	$17,666,261
Net income (loss)	-	(538,913)	-	-	-	(538,913)
Unitholders' reallocation	(1,017,751)	(3,488,335)	1,017,751	3,488,335	-	-
Reallocation due to redemptions	-	(9,335,669)	-	-	-	(9,335,669)
Balances at December 31, 2006	1,255,537	4,303,344	1,017,751	3,488,335	2,273,288	7,791,679
Net income (loss)	-	2,026,373	-	3,483,454	-	5,509,827
Reallocation due to redemptions	(456,813)	(1,496,004)	456,813	1,496,004	-	-
Unitholders' distribution	-	(1,758,626)	-	(2,787,947)	-	(4,546,573)
Balances at December 31, 2007	798,724	3,075,087	1,474,564	5,679,846	2,273,288	8,754,933
Net income (loss)	-	585,072	-	1,221,745	-	1,806,817
Reallocation due to redemptions	(187,616)	(652,999)	187,616	652,999	-	-
Unitholders' distribution	-	(1,053,815)	-	(2,241,680)	-	(3,295,495)
Balances at December 31, 2008	611,108	$1,953,345	1,662,180	$5,312,910	2,273,288	$7,266,255

Total Unitholders Capital at December 31, 2008						$87,305,873

	Unitholders' Capital (Trading)		Unitholders' Capital (LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2007	$84.69		$3.85
Net change per unit	34.70		(0.65)
Net asset value per unit at December 31, 2008	$119.39		$3.20

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements –
December 31, 2008, 2007, 2006

(1)	General Information and Summary

RJO Global Trust (the “Trust” formerly JWH Global Trust), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors.  Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust.  R.J. O’Brien & Associates, LLC (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.  R.J. O’Brien Securities, LLC (“Selling Agent”) is the lead selling agent of the units.

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  The advisory agreement between the Trust and JWH provided that JWH had sole discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.

As of November 1, 2008, the Trust became a multi-advisor commodity pool.  The Managing Owner reallocated the trading of the Trust’s assets among five commodity trading advisors (“CTAs”) by entering into five advisory agreements (collectively the “Advisory Agreements”) with the following CTAs:  JWH, Abraham Trading, L.P. (“ATC”), AIS Futures Management, LLC (“AIS”), Global Advisors, L.P. (“GALP”), and Peninsula, LP (“PLP”). The Advisory Agreements were executed on September 24, 2008 and became effective on November 1, 2008.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed its latest registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177).  This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, and Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008.

Prior to December 12, 2008, the Trust only offered one class of units for subscription.  As described in the Trust’s Post-Effective Amendment No. 3 on Form S-1, the Trust now offers two classes of units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B interests are traded pursuant to identical trading programs and differ only in respect to the Managing Owner’s brokerage commission and organization and offering costs.  Currently, all outstanding units are Class A.  See Note  (2)(f) for further detail regarding commissions.

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

Prior to December 1, 2006, the managing owner of the Trust was Refco Commodity Management, Inc. (“RCMI”).  An affiliate of RCMI, Refco Capital Markets, Ltd. (“RCM”) had held certain assets of the Trust, acting as the Trust’s broker of forward contracts during 2005.  During that year, RCM experienced financial difficulties resulting in RCM’s inability to liquidate the assets.  RCM filed for bankruptcy protection in October, 2005.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM.  On January 2, 2007, the Trust transferred all non-trading assets and liabilities, which had a net asset value of $7,791,679, to the LLC.  The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM (“Non-Trading Unitholders”).  US Bank National Association (“US Bank”) is the manager of the LLC.  US Bank may make distributions to the Non-Trading Unitholders upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

(2)	Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust confirm to accounting principles generally accepted in the United States of America and to practices in the commodities industry.  The following is a description of the more significant of those policies that the Trust follows in preparing its consolidated financial statements.

(a)     Basis of presentation

The accompanying consolidated financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassifications of the Trust’s unitholders’ capital (Non-Trading) as of December 31, 2006 have been made to conform to the current period’s presentation.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of three-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

(d)    Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Bank of New York Mellon or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  As of September 1, 2007, any redemption made during the first eleven months of investment is subject to a 2% redemption penalty, payable to the Managing Owner.  As of December 12, 2008 this was reduced to a 1.5% redemption penalty.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

Effective October 31, 2005, the net asset value per unit was split into a “Trading” account and a “Non-Trading” account, the latter representing the assets held at RCM plus $1,000,000 in cash in connection with expenses related to the collection of assets held at RCM and potential third party claims.  All unitholders of record as of October 31, 2005 received their pro-rata right to the assets and the 2,273,288 in substitute units that were transferred to the Non-Trading account.  Investors who redeemed from October 31, 2005 through December 31, 2008 received the net asset value per unit represented by assets held in the Trading account.

(e)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred.  In anticipation of renewing the offering for new subscriptions, $473,000 in ongoing offering costs were accrued during 2008.

(f)    Commissions

Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust did not pay commodity brokerage commissions on a per-trade basis until November 1, 2008, but rather paid flat-rate brokerage fees on a monthly basis of 5.0% per annum (or 0.41666% per month) of the Trust’s month-end assets, after reduction of the management fee.  Prior to September 1, 2007, the Trust paid commodity brokerage commissions on a monthly basis of 6.0% per annum.  The clearing brokers received these brokerage fees irrespective of the number of trades executed on the Trust’s behalf.

Effective November 1, 2008, the Trust’s brokerage fee constitutes a “wrap fee” of 4.65% to 5.0% of the Trust’s month-end assets on an annual basis (0.3875% to 0.417% monthly) with respect to Class A units and 2.65% to 3.0% of the Trust’s month-end assets on an annual basis (0.221% to 0.25% monthly) with respect to Class B units. The brokerage fee covers the charges described below and not just the cost of brokerage executions, which is paid on a per-trade basis.  “Brokerage fee” includes the following across each class of units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Brokerage fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA and exchange fees	Estimated 1.22% - 1.42%, capped at 1.57%	Estimated 1.22% - 1.42%, capped at 1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%

Totals		4.65% to 5.00%	2.65% to 3.00%

Currently, all outstanding units are Class A.  In accordance with FINRA regulations, underwriting expenses, including selling commissions, are limited to 10% of either the existing net asset values for all units of record as of November 1, 2008, or 10% of original subscription price for any new subscriptions thereafter.  Once the maximum amount of underwriting  compensation has been met, the Trust will issue an additional class of units which will be charged no selling commissions nor underwriting expenses.  Commissions were not paid with respect to the LLC net assets.

(g)    Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuation in currency rates.  Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates.  The impact of the translation is reflected in the consolidated statements of operations.

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

(j) Fair Value Measurements

The Trust adopted the provisions of Statement of Financial Accounting Statement No. 157 (“SFAS 157”) “Fair Value Measurements,” on January 1, 2008.  SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The value of the Trust’s exchange-traded futures contracts fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the year ended December 31, 2008, the Trust did not have any Level 3 assets or liabilities.

As of December 31, 2008, the Trust’s financial assets and liabilities consisted of exchange-traded futures contracts valued within Level 1 of the fair value hierarchy.  In the past, and potentially the future, the Trust may invest in inter-bank currency markets valued within Level 2 of the fair value hierarchy.

(k)        Recent Pronouncements

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

Management fees are accrued and paid monthly.  Incentive fees are accrued monthly and paid quarterly.  Through October 31, 2008 all trading decisions for these financial statements were made by JWH.  As of November 1, 2008, the Trust became a multi-advisor commodity pool.  The Managing Owner reallocated the trading of the Trust’s assets among five CTAs (see Note (1)).  As of December 31, 2008, the allocation of assets with respect to each CTA was approximately as follows:  JWH - 22%, AIS - 11%, ATC - 22%, GALP - 21%, PLP - 19%, and 5% unallocated.  On February 1, 2009, the Managing Owner reallocated the trading of the Trust’s assets to add a new CTA – NuWave Investment Management (“NW”), at which time the allocation of assets with respect to each CTA was approximately as follows:  JWH – 18%, AIS – 10%, ATC – 18%, GALP – 18%, PLP – 18%, and NW – 18%.

Under signed agreements the Advisors receive a monthly management fee at the rate of up to 0.167% (up to a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of a the actual brokerage fees.  These fees were not paid on the Non-Trading Account.

Also, under signed agreements the Trust pays to the Advisors a quarterly incentive fee equal to 20% of the new trading profits, if any, of the Trust.  The incentive fee is based on the performance of the individual programs utilized by each Advisor of  the Trust.  This fee is also calculated by deducting  the brokerage and management fees.

(4)	Income Taxes

No provision for Federal income taxes has been made in the accompanying financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both federal and state tax purposes, trusts, such as the RJO Global Trust, are treated as partnerships.  The only differences in financial and income tax reporting basis are unrealized gains (losses), ongoing offering costs and collections in excess of impaired value on the Non-Trading assets.

(5)	Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and foreign futures contracts, and forward contracts (collectively derivatives).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract, including, but not limited to Banks and brokers.

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

From time to time, the Trust has cash on deposit with an affiliate interbank market maker in connection with its trading of forward contracts.  In the normal course of business, the Trust does not require collateral from such interbank market maker.  Due to forward contracts being traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counterparty non-performance.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Net trading results from derivatives for the years ended December 31, 2008, 2007, and 2006, are reflected in the statements of operations and equal gain from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at December 31, 2008 and 2007, as disclosed in the respective Condensed Consolidated Schedules of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments.

(6)	Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash, were transferred to a Non-Trading account, as explained in Note 2(d).  On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets.  The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
					Additional Units in Trust for Participating Owners
Date	Amounts Received from RCM	Balance of Impaired Value	Collections in Excess of Impaired Value	Cash Distributions to Non-Participating Owners	Units	Dollars
12/29/06	$10,319,318	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-
12/31/08	769,001		769,001	-	-	-

Totals	$25,970,753	$-	$9,007,491	$9,210,585	88,833	$7,967,152

(7)	Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units for the periods ended December 31, 2008, 2007 and 2006.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.

As of November 1, 2008 all Trading units were exchanged for Class A units.  Financial highlights were not affected by the exchange.  No class B units have been issued through December 31, 2008.

	2008	2007	2006
Per share operating performance:
Net asset value of Trading units, beginning of year	$ 84.69	$ 93.86	$ 112.96
Total Trading income (loss):
Trading gain (loss)	47.06	(4.49)	(14.77)
Investment income	1.20	2.91	4.53
Expenses	(13.56)	(7.59)	(8.86)
Trading income (loss)	34.70	(9.17)	(19.10)
Net asset value of Trading units, end of year	119.39	84.69	93.86

Total return:
Total return before incentive fees	44.96%	-9.77%	-16.91%
Less incentive fee allocations	-3.98%	0.00%	0.00%
Total return	40.97%	-9.77%	-16.91%

Ratios to average net assets:
Trading income (loss)	35.19%	-14.00%	-18.33%
Expenses:
Expenses, less incentive fees	8.75%	9.02%	8.37%
Incentive fees	4.41%	0.00%	0.00%
Total expenses	13.16%	9.02%	8.37%

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended December 31, 2008, 2007, and 2006. The amounts are not annualized.

Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

/s/ /s/ Thoms J. Anderson
Thomas J Anderson
Chief Financial Officer
R.J. O’Brien Fund Management, LLC.,
The Managing Owner and Commodity Pool Operator of
RJO Global Trust
March 30, 2009