Form 10-Q
period 2009-03-31
RJO GLOBAL TRUST
filed 2009-05-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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
☒ Yes         ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes         ☐ No

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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION
PART I. Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2009	2008
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$72,799,552	$83,527,981
Unrealized gain on open contracts	296,131	1,106,722
Cash on deposit with bank	27,170	28,562
Cash on deposit with bank - Non-Trading	7,011,761	7,334,582
	80,134,614	91,997,847

Interest receivable	9,770	9,415
Total Assets	$80,144,384	$92,007,262

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$210,095	$242,450
Accrued management fees	107,059	119,365
Accrued incentive fees	13,164	1,134,235
Accrued offering expenses	64,503	1,108
Accrued operating expenses	199,202	315,568
Redemptions payable - Trading	1,219,640	2,815,236
Accrued legal fees - Non-Trading	165,436	6,149
Accrued management fees to U.S. Bank - Non-Trading	30,870	27,477
Distribution payable - Non-Trading	39,801	39,801
Total liabilities	2,049,770	4,701,389

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners
Class A (607,524 and 658,747 units outstanding at
March 31, 2009 and December 31, 2008, respectively)	69,012,764	78,645,263
Class B (8,569 and 0 units outstanding at
March 31, 2009 and December 31, 2008, respectively)	978,362	-
Managing owner (11,679 and 11,679 Class A units outstanding at
March 31, 2009 and December 31, 2008, respectively)	1,326,734	1,394,355

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (574,903 and 611,108 units outstanding at
March 31, 2009 and December 31, 2008, respectively)	1,713,211	1,953,345
Nonparticipating owners (1,698,385 and 1,662,180 units outstanding at
March 31, 2009 and December 31, 2008, respectively)	5,063,543	5,312,910

Total unitholders' capital	78,094,614	87,305,873

Total Liabilities and Unitholders’ Capital	$80,144,384	$92,007,262

Net asset value per unit:
Trading:
Class A	$113.60	$119.39
Class B	$114.16	$-
LLC equity/Non-Trading	$2.98	$3.20

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of March 31, 2009
UNAUDITED

	Number of contracts	Principal (notional)	Value/open trade equity
Long positions (0.70%)
Futures Positions (0.70%)
Agriculture	152	$3,737,425	$245,210
Currency	97	18,345,225	156,542
Energy	58	3,049,640	(103,447)
Indices	4	163,006	(6,794)
Interest rates	247	62,223,791	208,052
Metals	116	6,668,213	47,875

Total long positions		$94,187,300	$547,438

Short positions (-0.32%)
Future positions (-0.32%)
Agriculture	250	$6,285,989	$(164,916)
Currency	49	5,423,409	(28,681)
Energy	47	1,894,965	47,861
Indices	28	1,286,300	(520)
Interest rates	1	163,968	(1,369)
Metals	80	3,610,932	(103,682)

Total short positions		$18,665,563	$(251,307)

Total unrealized gain on open contracts (0.38%)			$296,131
Cash on deposit with brokers (93.22%)			72,799,552
Cash on deposit with bank (9.01%)			7,038,931
Other liabilites in excess of assets (-2.61%)			(2,040,000)
Net assets (100.00%)			$78,094,614

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of December 31, 2008

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (1.23%)
Futures Positions (1.23%)
Agriculture	143	$3,700,746	$262,644
Currency	166	29,196,605	312,953
Energy	47	2,276,791	(15,025)
Indices	2	96,575	(96,575)
Interest rates	165	64,017,826	414,481
Metals	62	3,413,855	190,371

Total long positions		$102,702,398	$1,068,849

Short positions (0.04%)
Future positions (0.04%)
Agriculture	278	$6,016,398	$(27,872)
Currency	25	2,547,180	(30,573)
Energy	17	923,156	(9,051)
Indices	40	1,340,663	80,642
Interest rates	5	2,443,007	(10,528)
Metals	63	2,762,199	35,255

Total short positions		$16,032,603	$37,873

Total unrealized gain on open contracts (1.27%)			$1,106,722
Cash on deposit with brokers (95.67%)			83,527,981
Cash on deposit with bank (8.43%)			7,363,144
Other liabilites in excess of assets (-5.37%)			(4,691,974)
Net assets (100.00%)			$87,305,873

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended March 31,
	2009	2008
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(1,322,728)	$14,976,936
Change in unrealized gain (loss) on open positions	(810,591)	20,940
Foreign currency transaction gain (loss)	(26,054)	5,869,031
Total Trading gain (loss)	(2,159,373)	20,866,907

Investment Income:
Interest income	19,112	324,639

Expenses:
Commissions - Class A	732,175	1,071,632
Commissions - Class B	4,814	-
Management fees	333,507	428,676
Incentive fees	13,164	-
Ongoing offering expenses	103,000	103,000
Operating expenses	465,678	121,207
Total expenses	1,652,338	1,724,515

Trading income (loss)	(3,792,599)	19,467,031

Non-Trading income (loss):
Interest on Non-Trading reserve	3,050	52,341
Collections in excess of impaired value	-	1,046,068
Legal and administrative fees	(385,999)	(106,765)
Management fees paid to US Bank	(106,552)	(57,171)
Non-Trading income (loss)	(489,501)	934,473

Net income (loss)	$(4,282,100)	$20,401,504

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2009
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	658,747	$78,645,263	-	$-	11,679	$1,394,355
Net income	-	(3,680,290)	-	(44,688)	-	(67,621)
Unitholders’ contributions	-	-	-	-	-	-
Transfers from Class A to Class B	(8,819)	(1,051,674)	8,819	1,051,674	-	-
Unitholders’ redemptions	(42,404)	(4,900,535)	(250)	(28,624)	-	-
Balances at March 31, 2009	607,524	$69,012,764	8,569	$978,362	11,679	$1,326,734

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2008	670,426	$80,039,618
Net income	-	(3,792,599)
Unitholders’ contributions	-	-
Transfers from Class A to Class B	-	-
Unitholders’ redemptions	(42,654)	(4,929,159)
Balances at March 31, 2009	627,772	$71,317,860

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners - LLC Equity/Non-Trading		Nonparticipating Owners - LLC Equity/Non-Trading		Toral Unitholders' Capital - LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	611,108	$1,953,345	1,662,180	$5,312,910	2,273,288	$7,266,255
Net income	-	(132,243)	-	(357,258)	-	(489,501)
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(36,205)	(107,891)	36,205	107,891	-	-
Unitholders' distribution	-		-	-	-	-
Balances at March 31, 2009	574,903	$1,713,211	1,698,385	$5,063,543	2,273,288	$6,776,754

Total Unitholders Capital at March 31, 2009						$78,094,614

	Unitholders' Capital Trading Class A	Unitholders' Capital Trading Class B	Unitholders' Capital (LLC Equity/ Non-Trading)
Net asset value per unit at December 31, 2008	$119.39	$119.39	$3.20
Net change per unit	(5.79)	(5.22)	(0.22)
Net asset value per unit at March 31, 2009	$113.60	$114.17	$2.98

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

(1) General Information and Summary

RJO Global Trust (the “Trust”), formerly known as the JWH Global Trust, a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors. Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.

As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NuWave”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was no longer a trading advisor to the Trust and the Trust’s assets were reallocated to the remaining five advisors: 18% to JWH, 18% to GALP, 10% to AIS, 27% to ATC and 27% to NuWave.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177). This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008.

Prior to December 12, 2008, the Trust only offered one class of units for subscription.  As described in the Trust’s Post-Effective Amendment No. 3 on Form S-1, the Trust now offers two classes of units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B interests are traded pursuant to identical trading programs and differ only in respect to the Managing Owner’s brokerage commission and organization and offering costs.  See Note (8) for further detail regarding commissions.

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

Prior to December 1, 2006, the managing owner of the Trust was Refco Commodity Management, Inc. (“RCMI”).  An affiliate of RCMI, Refco Capital Markets, Ltd. (“RCM”), had held certain assets of the Trust acting as the Trust’s broker of forward contracts during 2005.  During that year, RCM experienced financial difficulties resulting in RCM’s inability to liquidate the assets.  RCM filed for bankruptcy protection in October, 2005.  As a result, the Trust held a bankruptcy claim against RCM.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. Any assets or liabilities held by the LLC are designated as “Non-Trading”. Any revenue earned or expenses incurred by the LLC are also designated as “Non-Trading”. The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM.  U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as follows:

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.

(d)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of renewing the offering for new subscriptions, $103,000 in ongoing offering costs were accrued during the first three months of 2009.

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

(h)    Fair Value Measurements

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

Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  During 2009 and 2008, the Trust did not have any Level 3 assets or liabilities.

As of March 31, 2009 and December 31, 2008, the Trust’s financial assets and liabilities consisted of exchange-traded futures contracts valued within Level 1 of the fair value hierarchy.  In the past, and potentially the future, the Trust may invest in inter-bank currency markets valued within Level 2 of the fair value hierarchy.

(3) Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by the Advisors.

Pursuant to the Trust’s agreements with the trading advisors, each trading advisor receives a monthly management fee at the rate of up to 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month. These management fees were not paid on the LLC net assets.

The Trust also pays the trading advisors a quarterly incentive fee equal to 20% of the “New Trading Profit”, if any, of the Trust. The incentive fee is based on the performance of each advisor’s portion of the assets allocated to them. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

Net trading results from derivatives for the periods ended March 31, 2009 and 2008, are reflected in the statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2009 and December 31, 2008, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investment in the Trust.

(6)   Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash were transferred to a Non-Trading account.. On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets. The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
			Collections	Cash Distributions to	Additional Units in Trust
	Amounts Received	Balance of	in Excess of	Non-Participating	for Participating Owners
Date	from RCM	Impaired Value	Impaired Value	Owners	Units	Dollars
12/29/06	$ 10,319,318	$ 6,643,944	$ -	$ 4,180,958	54,914	$ 5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-
12/31/08	769,001		769,001	-	-	-

Totals	$ 25,970,753	$ -	$ 9,007,491	$ 9,210,585	88,833	$ 7,967,152

(7)    Recent Pronouncements

In April 2009, the Financial Accounting Standards Board issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard will not have a material impact on the Trust’s consolidated financial statements.

(8)  Operations

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

Effective November 1, 2008, the Trust’s brokerage fee constitutes a “wrap fee” of 4.65% to 5.0% of the Trust’s month-end assets on an annual basis (0.3875% to 0.417% monthly) with respect to Class A units and 2.65% to 3.0% of the Trust’s month-end assets on an annual basis (0.221% to 0.25% monthly) with respect to Class B units, which covers the fees described below and not just the cost of brokerage executions, which is paid on a per-trade basis.  “Brokerage fee” includes the following across each class of units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Brokerage fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and exchange fees	Estimated 1.22% - 1.42%, capped at 1.57%	Estimated 1.22% - 1.42%, capped at 1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%
Totals		4.65% to 5.00%	2.65% to 3.00%

Effective January 1, 2009, 8,819 units converted from Class A to Class B in accordance with an agreement made by an existing securities broker/dealer.

In accordance with FINRA regulations, underwriting expenses, including selling commissions, are limited to 10% of either the existing net asset values for all units of record as of November 1, 2008, or 10% of original subscription price for any new subscriptions thereafter.  Once the maximum amount of underwriting compensation has been met, the Trust will issue an additional class of units which will be charged neither selling commissions nor underwriting expenses.

Commissions were not paid with respect to the LLC net assets.

(9)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month  periods ended March 31, 2009 and 2008.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009
Per share operating performance:
Net asset value of Trading units, beginning of year	$119.39	$84.69	$119.39
Total Trading income (loss):
Trading gain (loss)	(3.28)	24.92	(3.46)
Investment income	0.03	0.39	0.03
Expenses	(2.54)	(2.09)	(1.80)
Trading income (loss)	(5.79)	23.22	(5.23)
Net asset value of Trading units, end of year	113.60	107.91	114.16

Total return:
Total return before incentive fees	(5.10)%	21.52%	(4.58)%
Less incentive fee allocations	(0.02)%	0.00%	0.00%
Total return	(5.12)%	21.52%	(4.58)%

Ratios to average net assets:
Trading income (loss)	(2.85)%	26.28%	(2.91)%
Expenses:
Expenses, less incentive fees	(2.20)%	(2.14)%	(1.61)%
Incentive fees	(0.02)%	0.00%	0.00%
Total expenses	(2.22)%	(2.14)%	(1.61)%

The calculations above do not include activity within the Trust's Non-Trading accounts. The Trust did not have any Class B units during the three month period ended March 31, 2008.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2009 and 2008.

(10)   Subsequent Events

On April 3, 2009, the Trust filed Post-Effective Amendment No. 4 to its Registration Statement on Form S-1 with the SEC.

As of May 1, 2009, the Trust will earn interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.

(11)  SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Trust has adopted SFAS No. 161 as of January 1, 2009.

Derivatives not designated as hedging instruments under SFAS 133

As of March 31, 2009
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$269,607	$(189,313)	$80,294
Currency	198,514	(70,653)	127,861
Energy	75,052	(130,640)	(55,587)
Indices	17,562	(24,876)	(7,314)
Interest Rates	213,668	(6,985)	206,683
Metals	421,764	(477,571)	(55,807)
	$1,196,167	$(900,037)	$296,131

As of December 31, 2008
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$453,592	$(218,820)	$234,772
Energy	31,924	(56,000)	(24,076)
Indices	99,173	(115,106)	(15,933)
Interest Rates	748,271	(61,938)	686,333
Metals	387,665	(162,039)	225,626
	$1,720,625	$(613,903)	$1,106,722

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statement of financial condition as of March 31, 2009 and December 31, 2008, respectively.

Trading gains (losses) for the three months ended:

Type of Futures Contracts	March 31, 2009	March 31, 2008
Agriculture	$(433,304)	$3,475,540
Currency	(332,666)	7,760,275
Energy	(128,124)	376,501
Indices	(465,304)	3,054,801
Interest Rates	(969,948)	4,331,270
Metals	169,974	1,868,520
	$(2,159,373)	$20,866,907

The above reported trading gain (loss) amounts are included in gain (loss) on trading of commodity contracts realized and unrealized in the consolidated statement of operations.

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a) Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.   The amount of assets invested in the Trust generally does not affect its performance, as typically this amount is not a limiting factor on the positions acquired by the trading advisors, and the Trust’s expenses are primarily charged as a fixed percentage of its asset base.

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

(b) Liquidity

The Trust’s assets at March 31, 2009 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the trading advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 75% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in currencies other than dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the fiscal quarters ended  March 31, 2009 and 2008, the Trust had received or accrued to receive trading interest of $19,112 and $324,639 respectively.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk – the risk arising from changes in the market value of the futures and forward contracts held by the Trust – and credit risk – the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The trading advisors monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their trading strategies, adjusting position sizes of the Trust’s futures and forward contacts and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the forwards currency broker.  The forwards currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearinghouses whose credit supports the obligations of its members and operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

(c) Results of Operations

The Trust’s success depends on the trading advisors’ ability to recognize and capitalize on major price movements and other profit opportunities in different sectors of the world economy.  Because of the speculative nature of its trading, operational or economic trends have little relevance to the Trust’s results, and its past performance is not necessarily indicative of its future results.  The Managing Owner believes, however, that there are certain market conditions — for example, markets with major price movements — in which the Trust has a better opportunity of being profitable than in others.

JWH, ATC and GALP are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary trading advisors, AIS and PLP, economic fundamentals and macroeconomic assessments are made.

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

Fiscal Quarter ended March 31, 2009

The Trust recorded net trading losses of $3,792,599 or $5.79 per trading unit for Class A units and $5.23 per trading unit for Class B units in the first quarter of 2009 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2009, the Trust had gained 38.86% since its inception in June 1997.

On March 31, 2009, the Trust’s assets were allocated to the following Trading Advisors as follows: ATC (27%), AIS (10%), GALP (18%), JWH (18%) and NuWave (27%)

The first quarter of 2009 began much as the fourth quarter of 2008 ended, with continued broad market volatility.  Stock markets and commodity markets remained under pressure and declined in lock step during January, February, and early March.  Prices reversed and began climbing during the first week of March as negative sentiment on the part of investors appeared to be at its highest.  Correlation between commodity prices and stock prices, with few exceptions, remained unusually high during the quarter.  The U.S. Dollar had an almost exact inverse relationship to stock and commodity prices during the quarter.  It actually strengthened against most major foreign currencies as stocks and commodities sold off and then began to weaken after stocks and commodities bottomed out.  The results of fixed income markets during the quarter told two stories.  Short term rates remained low and in choppy markets as the Federal Reserve left Fed Fund targets in the 0% to 0.25% range.  Long term rates, however, edged higher in January and February as concerns over the inflationary impact of the government’s stimulus packages drove down note and bond prices.  Bond and note holders received a big boost, however, in late March when the Fed signaled that it would buy an enormous amount of medium and long term notes in an effort to keep mortgage rates low and to maintain a high level of liquidity in the markets.

The traders in Trust who employ rule based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These managers employ methods that vary widely in terms of investment time horizons.  Those with shorter term outlooks did a little worse during January and February while the long term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the managers with longer term styles. The managers of the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.

It was a difficult quarter in general for the Managed Futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately 8 out of every 10 managers in the industry were showing negative year to date performance at quarter end.  This difficult period follows a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time and first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of managers is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

Fiscal Quarter ended March 31, 2008

The Trust recorded net trading gains of $19,467,032 or $ 23.22 per trading unit in the first quarter of 2008 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of Net Asset Value/unit pursuant to events of October, 2005, as the following exludes the Trust’s Non-Trading accounts). As of March 31, 2008, the Trust had gained 31.91% since its inception in June 1997.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this report was filed,  including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer~~,~~(the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2009.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting; during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust Post-Effective Amendment Number 2 to the Registration Statement on Form S-1 filed on December 12, 2008 and declared effective December 12, 2008.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

(a)  None
(b)  The Trust permits unitholders to redeem units at the end of each month at the Net Asset Value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2009:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	26,251	-	$ 116.47	$ 116.67
February	5,623	115	$ 115.03	$ 115.42
March	10,530	135	$ 113.60	$ 114.16

Total	42,404	250

Units sold January 1, 2009  through March 31, 2009: 0
Units (Class A) unsold through March 31, 2009: 1,000,000 ($113,449,025)
Units (Class B) unsold through March 31, 2009: 1,000,000 ($114,160,000)
Aggregate price paid for units sold January 1, 2009 through March 31, 2009: $0

Item 6.  Exhibits

a)  Exhibits

Index to Exhibits

Exhibit	Description of Document
Number
3.01	Eighth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 26, 2008.1
3.02	Restated Certificate of Trust of the Registrant.2
31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.
31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.
32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

1 Incorporated by reference herein from the exhibit of the same description filed on December 12, 2008 with Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

2 Incorporated by reference from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	May 15, 2009

By:	R.J. O’Brien Fund Management, LLC.
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer