Form 10-Q
period 2009-06-30
RJO GLOBAL TRUST
filed 2009-08-14
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____________ to _______________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION
PART I. Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$67,986,278	$83,527,981
Unrealized gain on open contracts	37,468	1,106,722
Cash on deposit with bank	23,628	28,562
Cash on deposit with bank - Non-Trading	9,378,938	7,334,582
	77,426,312	91,997,847

Interest receivable	5,290	9,415
Total Assets	$77,431,602	$92,007,262

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$200,420	$242,450
Accrued management fees	98,285	119,365
Accrued incentive fees	128	1,134,235
Accrued offering expenses	71,703	1,108
Accrued operating expenses	75,308	315,568
Redemptions payable - Trading	869,113	2,815,236
Accrued legal fees - Non-Trading	267,280	6,149
Accrued management fees to U.S. Bank - Non-Trading	30,615	27,477
Distribution payable - Non-Trading	-	39,801
Total liabilities	1,612,852	4,701,389

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners
Class A (585,471 and 658,747 units outstanding at
June 30, 2009 and December 31, 2008, respectively)	64,560,873	78,645,263
Class B (7,973 and 0 units outstanding at
June 30, 2009 and December 31, 2008, respectively)	888,019	-
Managing owner (11,679 and 11,679 Class A units outstanding at
June 30, 2009 and December 31, 2008, respectively)	1,287,843	1,394,355

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (555,727 and 611,108 units outstanding at
June 30, 2009 and December 31, 2008, respectively)	2,220,185	1,953,345
Nonparticipating owners (1,717,561 and 1,662,180 units outstanding at
June 30, 2009 and December 31, 2008, respectively)	6,861,830	5,312,910

Total unitholders' capital	75,818,750	87,305,873

Total Liabilities and Unitholders’ Capital	$77,431,602	$92,007,262

Net asset value per unit:
Trading:
Class A	$110.27	$119.39
Class B	$111.38	$-
LLC equity/Non-Trading	$4.00	$3.20

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of June 30, 2009
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (0.39%)
Futures Positions (0.39%)
Agriculture	163	$4,779,147	$16,110
Currency	56	5,720,448	(3,749)
Energy	30	2,122,173	(45,370)
Indices	89	4,919,976	23,266
Interest rates	283	86,047,828	136,152
Metals	148	8,683,868	169,405

Total long positions		$112,273,440	$295,814

Short positions (-0.34%)
Future positions (-0.34%)
Agriculture	372	$8,386,712	85,744
Currency	26	3,122,578	(41,192)
Energy	41	1,703,448	55,272
Indices	7	370,710	3,705
Interest rates	131	57,247,740	(75,813)
Metals	108	5,737,724	(286,062)

Total short positions		$76,568,912	$(258,346)

Total unrealized gain on open contracts (0.05%)			$37,468
Cash on deposit with brokers (89.67%)			67,986,278
Cash on deposit with bank (12.40%)			9,402,566
Other liabilites in excess of assets (-2.12%)			(1,607,562)
Net assets (100.00%)			$75,818,750

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

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(537,163)	$(221,258)	$(1,911,938)	$20,550,245
Change in unrealized gain (loss) on open positions	(258,663)	1,232,669	(1,069,254)	1,253,609
Foreign currency transaction gain (loss)	20,271	(76,030)	46,264	(1,566)
Total Trading gain (loss)	(775,555)	935,381	(2,934,928)	21,802,288

Investment Income:
Interest income	10,177	312,215	29,289	636,854

Expenses:
Commissions - Class A	661,930	1,026,322	1,394,105	2,097,954
Commissions - Class B	3,332	-	8,146	-
Management fees	316,216	410,614	649,723	839,290
Incentive fees	(4,827)	-	8,337	-
Ongoing offering expenses	70,000	104,000	173,000	207,000
Operating expenses	250,000	119,999	715,678	241,206
Total expenses	1,296,651	1,660,935	2,948,989	3,385,450

Trading income (loss)	(2,062,029)	(413,339)	(5,854,628)	19,053,692

Non-Trading income (loss):
Interest on Non-Trading reserve	125	24,457	3,175	76,798
Collections in excess of impaired value	2,748,048	701,148	2,748,048	1,747,216
Legal and administrative fees	(347,878)	(138,643)	(733,876)	(245,408)
Management fees paid to US Bank	(95,034)	(136,285)	(201,587)	(193,456)
Non-Trading income (loss)	2,305,261	450,677	1,815,760	1,385,150

Net income (loss)	$243,232	$37,338	$(4,038,868)	$20,438,842

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2009
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	658,747	$78,645,263	-	$-	11,679	$1,394,355
Net income	-	(5,679,946)	-	(68,170)	-	(106,512)
Unitholders’ contributions	-	-	-	-	-	-
Transfers from Class A to Class B	(8,891)	(1,059,783)	8,891	1,059,783	-	-
Unitholders’ redemptions	(64,385)	(7,344,661)	(918)	(103,594)	-	-
Balances at June 30, 2009	585,471	$64,560,873	7,973	$888,019	11,679	$1,287,843

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2008	670,426	$80,039,618
Net income	-	(5,854,628)
Unitholders’ contributions	-	-
Transfers from Class A to Class B	-	-
Unitholders’ redemptions	(65,303)	(7,448,255)
Balances at June 30, 2009	605,123	$66,736,735

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners- LLC Equity/Non-Trading		Nonparticipating Owners- LLC Equity/Non-Trading		Total Unitholders' Capital- LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	611,108	$1,953,345	1,662,180	$5,312,910	2,273,288	$7,266,255
Net income	-	451,341	-	1,364,419	-	1,815,760
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(55,381)	(184,501)	55,381	184,501	-	-
Unitholders' distribution	-		-	-	-	-
Balances at March 31, 2009	555,727	$2,220,185	1,717,561	$6,861,830	2,273,288	$9,082,015

Total Unitholders Capital at June 30, 2009						$75,818,750
	Unitholders' Capital Trading Class A	Unitholders' Capital Trading Class B	Unitholders' Capital (LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2008	$119.39	$119.39	$3.20
Net change per unit	(9.12)	(8.01)	0.80
Net asset value per unit at June 30, 2009	$110.27	$111.38	$4.00

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based (UK) entity.  The accounts managed by GALP and GAJL are managed in the same manner by the same team pursuant to the same trading program.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. (See Note 10.)

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed a registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177). This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008, Post-Effective Amendment No. 4 on Form S-1, filed with the SEC on April 3, 2009 with a Supplement to Post-Effective Amendment No. 4 filed with the SEC July 1, 2009.

Prior to December 12, 2008, the Trust only offered one class of units for subscription.  As described in the Trust’s Post-Effective Amendment No. 3 on Form S-1, the Trust now offers two classes of units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B interests are traded pursuant to identical trading programs and differ only in respect to selling commissions.  See Note (8) for further detail regarding commissions.

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

Effective January 1, 2007,  the LLC agreed to compensate US Bank, as manager, the following: (1) an initial acceptance fee of $120,000,  (2) an annual fee of $25,000,  (3) a distribution fee of $25,000 per distribution,  (4) out-of-pocket expenses,  and  (5) an hourly fee for all personnel at the then expected hourly rate  ($350 per hour at execution of agreement).

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

(d)     Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of the offering for new subscriptions, $173,000 ongoing offering costs were accrued during the first six months of 2009.

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

(g)    Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at RCM at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from RCM were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from RCM exceeded the book value of the impaired assets held at RCM, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s statement of operations.  See Note 6 for further details.  Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not capable of being estimated.

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

As of June 30, 2009 and December 31, 2008, the Trust’s financial assets and liabilities consisted of exchange-traded futures contracts valued within Level 1 of the fair value hierarchy.  In the past, and potentially the future, the Trust may invest in inter-bank currency markets valued within Level 2 of the fair value hierarchy.

(3)           Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by the Advisors.

Pursuant to the Trust’s agreements with the Advisors, each Advisor receives a monthly management fee at the rate of up to 0.167% (a 2% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month. These management fees were not paid on the LLC net assets.

The Trust also pays the Advisors a quarterly incentive fee equal to 20% of the “New Trading Profit”, if any, of the Trust. The incentive fee is based on the performance of each Advisor’s portion of the assets allocated to them. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

(5)           Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and foreign futures contracts, and forward contracts (collectively derivatives) through the Advisors.  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the periods ended June 30, 2009 and 2008, are reflected in the statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2009 and December 31, 2008, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investment in the Trust.

(6)            Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash were transferred to a Non-Trading account. On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets. The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from	Balance of	Collections in Excess of	Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM	Impaired Value	Impaired Value	Owners	Units	Dollars
12/29/06	$10,319,318	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-
12/31/08	769,001	-	769,001	-	-	-
06/29/09	2,748,048	-	2,748,048	-	-	-

Totals	$28,718,801	$-	$11,755,539	$9,210,585	88,833	$7,967,152

(7)            Recent Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Trust’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. The Trust adopted SFAS No. 165 during the second quarter ended June 30, 2009. Its adoption did not impact the Trust’s results of operations or financial condition. Refer to Note 10 – Subsequent Events for more information regarding the Trust’s evaluation of subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards.  This statement is effective for financial statements ending after September 15, 2009 and will only change references to U.S. GAAP within the Trust’s consolidated financial statements.

(8)	Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to the Bank of New York Mellon or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust contains a full description of redemption and distribution policies.

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

In accordance with the Financial Industry Regulatory Authority (FINRA) regulations, underwriting expenses, including selling commissions, are limited to 10% of either the existing net asset values for all units of record as of November 1, 2008, or 10% of original subscription price for any new subscriptions thereafter.  Once the maximum amount of underwriting compensation has been met, the Trust will issue an additional class of units which will be charged no selling commissions nor underwriting expenses.

Commissions were not paid with respect to the LLC net assets.

(9) Financial Highlights

The following financial highlights show the Trust’s financial performance for the three and six-month periods ended June 30, 2009 and 2008.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B	Class A		Class B
	Six months ended		Six months ended	Three months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2009	2008	2009
Per share operating performance:
Net asset value of Trading units, beginning of period	$119.39	$84.69	$119.39	$113.60	$107.91	$114.16
Total Trading income (loss):
Trading gain (loss)	(4.55)	26.21	(4.65)	(1.26)	1.30	(1.37)
Investment income	0.05	0.79	0.05	0.02	0.40	0.02
Expenses	(4.62)	(4.19)	(3.41)	(2.09)	(2.11)	(1.43)
Trading income (loss)	(9.12)	22.81	(8.01)	(3.33)	(0.41)	(2.78)
Net asset value of Trading units, end of period	$110.27	$107.50	$111.38	$110.27	$107.50	$111.38

Total return:
Total return before incentive fees	(7.64)%	26.93%	(6.71)%	(2.93%)	(0.38%)	(2.44)%
Less incentive fee allocations	(0.02)%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return	(7.66)%	26.93%	(6.71)%	(2.93)%	(0.38%)	(2.44)%

Ratios to average net assets:
Trading income (loss)	(8.12)%	23.66%	(7.19)%	(3.00)%	(0.50%)	(2.36)%
Expenses:
Expenses, less incentive fees	(4.10)%	(4.20)%	(3.06)%	(1.89)%	(2.03)%	(1.27)%
Incentive fees	(0.02)%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	(4.12)%	(4.20)%	(3.06)%	(1.89)%	(2.03)%	(1.27)%

The calculations above do not include activity within the Trust's Non-Trading accounts. The Trust did not have any Class B units during the six month period ended June 30, 2008.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the six-month  periods ended June 30, 2009 and 2008.

(10) Subsequent Events

Management of the Trust evaluated subsequent events through August 14, 2009, the date these financial statements were issued.  On July 1, 2009 two new advisors, HCM and CCG were added under the same terms as all other Advisors (See Note 1).

(11) Derivative Instruments and Hedging Activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Trust has adopted SFAS No. 161 as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, the adoption of this standard had no impact on the Trust’s consolidated financial condition, results of operations or cash flows.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments under SFAS 133:

As of June 30, 2009
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$273,516	$(171,662)	$101,854
Currency	22,836	(67,777)	(44,941)
Energy	65,212	(55,310)	9,902
Indices	39,595	(12,624)	26,971
Interest Rates	145,593	(85,255)	60,338
Metals	381,448	(498,104)	(116,656)
	$928,200	$(890,732)	$37,468

As of December 31, 2008
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$453,592	$(218,820)	$234,772
Energy	31,924	(56,000)	(24,076)
Indices	99,173	(115,106)	(15,933)
Interest Rates	748,271	(61,938)	686,333
Metals	387,665	(162,039)	225,626
	$1,720,625	$(613,903)	$1,106,722

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statements of financial condition as of June 30, 2009 and December 31, 2008 respectively.

Trading gain (loss) for the following periods:

Type of Futures	Three months ended June 30,		Six months ended June 30,
Contracts	2009	2008	2009	2008
Agriculture	(281,395)	905,991	(714,699)	4,381,530
Currency	(352,138)	(3,907,679)	(609,521)	5,471,144
Energy	257,363	9,225,489	129,239	9,601,990
Indices	217,013	(1,397,168)	(137,909)	1,084,221
Interest Rates	(507,085)	(2,960,517)	(1,660,899)	325,618
Metals	(109,313)	(930,735)	58,861	937,785
	$ (775,555)	$ 935,381	$ (2,934,928)	$ 21,802,288

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

(b)      Liquidity

The Trust’s assets at June 30, 2009 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the trading Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the fiscal quarters ended June 30, 2009 and 2008, the Trust had received or accrued to receive trading interest of $10,177 and $312,215 respectively.  For the six months ended June 30, 2009 and 2008, the Trust has received or accrued to receive trading interest of $29,289 and $636,854, respectively.

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

It is also possible for an exchange or the Commodity Futures Trading Commission (CFTC) to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way.

(c)           Results of Operations

As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based entity.  The accounts managed by GALP and GAJL are managed in the same manner by the same team pursuant to the same trading program.  As of June 30 2009, AIS was terminated as an Advisor to the Trust.

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

JWH, ATC, GALP/GAJL and NW are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary  Advisor, AIS, economic fundamentals and macroeconomic assessments were made.

The performance summaries set forth below outline certain major price trends which the Advisors’ programs have identified for the Trust during the quarters ended March 31, 2009 and June 30, 2009 and for JWH for the quarters ended March 31, 2008 and June 30, 2008. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

Fiscal Quarter ended June 30, 2009

The Trust recorded net trading loss of $2,062,029 or $3.33 per unit for Class A units and $2.78 per unit for Class B units in the second quarter of 2009.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of net asset value/unit pursuant to events of October, 2005, as the following excluded the Trust’s Non-Trading accounts.)  As of June 30, 2009, the Trust had gained 34.79% for Class A units since its inception in June 1997 and the Trust has loss -6.71% for Class B since its inception in January 2009.

Stocks climbed a wall of worry, as the old axiom states about bull markets, by posting a gain for a fourth consecutive month.  Stocks have rallied 42% from their low in early March.  This has been their best three month showing since the 1930’s.  To put the magnitude of the losses sustained by the market over the last year and a half in perspective, the S&P would have to gain another 62% from current levels to match the market high reached in October of 2007.  This seems like a tough task in light of long term interest rates, which continued to rise during the quarter due to concerns over the expanding budget deficit, and its potential long term inflationary implications.  Interest rates fell back at the end June, however, as markets digested tepid growth related statistics, and inflationary fears subsided.  This reversal took place after Treasury bond yields had risen more than 60% in five months.

Commodity markets began to firm in late April and were able to mount a rally during most of May.  Market worries over the inflationary implications of the government’s massive stimulus plan and other spending programs began to weaken the long term treasury markets.  With rates rising and the dollar weakening against major foreign currencies, commodities began to look like a good place to invest.  Historically commodities, during times of inflation or currency depreciation, have been a good store of value.  In June, however, commodities sold off and evidence is beginning to appear that would indicate that the lock step relationship between commodities and the stock market that has existed for the last year or so is beginning to break up.  In other words, commodity markets are beginning to respond to the economics affecting their own specific situation rather than moving in tandem with stock prices.  This would create more diverse market movements and would be a good thing for our strategies.

The second quarter continued to present a difficult environment as a whole for the managed futures industry.  The Barclay B Top 50 CTA Index, representing the performance of the top 50 Commodity Trading Advisors (“CTAs”) in the industry in terms of assets under management, was down in two of the three months and lost approximately 2% during the quarter.  The index lost for consecutive quarters for only the third time since its creation in 1987.  The index has lost approximately 3.5% for the year to date.  The performance problem seems to lie in the unstable nature of the market environment from a time frame perspective.  Short term systems focusing on moves lasting less than a week have struggled.  Long term strategies focused on price moves that take months to evolve have refused to reverse.  This may pay off over time but for now it has created small losses.  Only intermediate term strategies focused on four to six week price movements have been able to adapt appropriately and capture profits.

Fiscal Quarter ended June 30, 2008

The Trust recorded net trading loss of $413,339 or $0.41 per unit in the second quarter of 2008.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of net asset value/unit pursuant to events of October, 2005, as the following excluded the Trust’s Non-Trading accounts.)  As of June 30, 2008, the Trust had gained 31.41% since its inception in June 1997.

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

On March 31, 2009, the Trust’s assets were allocated to the following Trading Advisors as follows: ATC (27%), AIS (10%), GALP (18%), JWH (18%) and NW (27%).

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

The Advisors to the Trust who employ rule based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These managers employ methods that vary widely in terms of investment time horizons.  Those with shorter term outlooks did a little worse during January and February while the long term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the managers with longer term styles. The Advisors to the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.

It was a difficult quarter in general for the managed futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately eight out of every ten managers in the industry were showing negative year-to-date performance at quarter end.  This difficult period follows a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time and first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of managers is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

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

The Trust experienced positive performance for the month of January.  An important shift in the market’s focus seemed to be emerging at the start of 2008. Last year the global economy was relatively strong. The market consternation was related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of the world’s major stock markets were experiencing double-digit declines. Concerns about the economy and the performance of U.S. equities led the U.S. Federal Reserve Board (the Fed) to cut interest rates 75 basis points on January 22nd  - the first inter-meeting rate move since 2001. This reduction was followed by a second cut of 50 basis points on January 30th. The Fed Funds rate ended the month at 3%. The aggressive stance of the Fed and the White House and Congress coming to an agreement on an economic stimulus package combined to stabilize equity prices towards the end of the month.  The Trust’s trading in global equity futures was profitable during the month. U.S. equities suffered through one of the worst Januarys on record as fears of a U.S. recession intensified. The S&P 500 lost 6.1% for the month, while the NASDAQ Composite shed 9.9%.  Financial shares were particularly hard hit as uncertainty about the extent of sub-prime write-offs persisted. Increasing risk of recession took its toll on the technology sector as a number of bellwether issuers suffered significant declines. Global decoupling and the belief that the world economy can be immune from weakness in the U.S. were put to the test in January as stock markets worldwide and, in particular, those in Japan and Europe experienced worse declines than the U.S. markets. Similarly, there was strong performance in the interest rate sector as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus. The yield on the benchmark U.S. 10-year bond declined 43 basis points to 3.59% by month-end. The actions by the Fed were notable in terms of both magnitude and timing, as they reduced interest rates by close to 30% in two separate moves over an eight-day period. Significant profits were generated in Eurodollar futures and  Japanese government bonds (JGBs) performed well. Trading in currencies was more challenging, resulting in slightly positive performance from this sector. The dollar declined modestly. Rising volatility and investor fear resulted in a general unwinding of currency carry trades. Within the G-10 universe, the low-yielding Japanese yen and Swiss franc were the strongest currencies, appreciating the most. The relative weakness of the British pound continued in January and the long position in the euro/British pound cross rate was a top performer for the Trust.  Trading in metals was positive with positions in gold driving performance. Gold traded to an all-time high during the month above $930 per ounce. The continued weakness of the U.S. dollar, stock and credit markets  as well as disruptions in African mining activity drove the rally. Positions in silver also contributed to performance in the sector as it loosely followed the direction of gold. Positions in base metals were unprofitable. Trading in energies was negative for January.  Crude oil and the crude oil products started the year faltering from near record prices. Trading was volatile as an impending OPEC meeting on February 1st added to market uncertainty. Positions in natural gas were also unprofitable as the market traded in a directionless pattern for most of the month. The Trust continues to benefit from the bull market in grain prices. Positions in corn, wheat, soybeans and bean oil were all profitable. Corn positions led the way as the price moved higher in response to a USDA report that showed a sharp drop-off in the U.S. corn stockpile. Wheat prices also were helped by reports of lower than expected planting intentions. Positions in sugar and coffee also contributed to profits this month.

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

The Trust posted a positive return in March. The crisis in the financial markets continued in March possibly reaching the nadir on March 17th.  This date also marked the year-to-date low in the S&P 500 and coincided with price reversals in a number of key markets. U.S. officials provided a substantial policy response to the deteriorating markets: in addition to reducing the Federal Funds rate by 75 bps on March 18th, the Federal Reserve established new lending facilities aimed at adding more liquidity and providing access to a broader array of financial institutions. The U.S. Treasury also proposed an overhaul of the financial system. In the near term these measures were effective in alleviating some of the stress in the markets. Equity prices rallied, certain credit spreads tightened and volatility subsided. Currencies were the most profitable sector this month as interest rate differentials between the U.S. and Europe widened further. The Euro traded at a record level of 1.5804 during the month and closed near its all-time high at month-end. The Federal Reserve rate cut on March 18th brought the Fed Funds rate to 2.25%.  On the other hand, the European Central Bank has left official lending rates stable at 4.00% during 2008. The fund generated profits in most major currencies against the dollar. The interest rate sector was at the center of the storm in March as the U.S. Federal Reserve actions described above provided a powerful boost to a market that was reeling from fear. These actions prompted meaningful price reversals across the sector.  The stock market was also under pressure which made government bonds and securities the logical haven from the storm. Yields on 10-year U.S. government bonds fell early in the month to close at 3.44%. Performance from this sector was slightly positive. Positions in U.S. and Japanese interest rates performed best.  Equity markets sold off early in March as financial shares were battered on credit concerns. The technology sector was marked down along with growth projections for the U.S. economy. However, stocks did recover in the second half of the month. Overall, trading in global equities was profitable for the month with positions in the Japanese Nikkei being the best performer.  Precious metals keyed off of developments in the financial markets. Gold soared to record highs early in the month.  When the markets staged their recovery, gold sold off sharply.  Gold traded down from a monthly high near $1,040/ounce to close the month at $921. Positions in both precious and base metals were unprofitable for the month. Although crude oil prices reached new highs above $100 per barrel in March, natural gas supplied a majority of the profits in the energy sector. Natural gas rallied more than 7% during the month as colder-than-expected temperatures and increased demand may slow the build in natural gas inventories. Positions in London gas oil were also profitable. The agricultural sector was a significant drag on performance in March as trading in all component markets was negative. Trading and price action in the grain markets was largely independent from the moves in the financial markets and the dollar. Most grain prices were enjoying a remarkable bull market heading into March and arguably due for a correction.  Recently expanded daily exchange price limits allowed for dramatic moves to the downside in wheat, soybeans and soybean products. Corn bucked the trend and finished the month stronger, buoyed by bullish reports from the USDA. Soft commodities such as sugar, coffee and cotton reversed course during the month, suffering from a reduction in speculative risk taking.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this report was filed,  including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2009.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting; during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 filed on April 3, 2009 and declared effective May 1, 2009.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2009:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	6,029	473	$ 111.44	$ 112.18
May	8,302	39	$ 111.87	$ 112.81
June	7,649	158	$ 110.27	$ 111.38

Total	21,980	670

Class A units sold April 1, 2009 through June 30, 2009: 0
Class B units sold April 1, 2009 through June 30, 2009: 0
Units (Class A) unsold through June 30, 2009:  998,671 ($110,123,451)
Units (Class B) unsold through June 30, 2009: 998,671 ($111,231,976)
Aggregate price paid for units sold April 1, 2009 through June 30, 2009: 0

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit                                Description of Document

Number

3.01	Eighth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 26, 2008.1

3.02	Restated Certificate of Trust of the Registrant.2

10.01*	Advisory Agreement, made as of June 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Advisors (Jersey) Limited.

10.02*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Conquest Capital LLC.

10.03*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Haar Capital Management LLC.

31.01                      Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02                      Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01                      Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

1 Incorporated by reference herein from the exhibit of the same description filed on April 3, 2009 with Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

2 Incorporated by reference from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

* Confidential Treatment has been requested with respect to the omitted portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:         August 14, 2009

By:           R.J. O’Brien Fund Management, LLC.
 Managing Owner

By:           /s/Thomas J. Anderson
      Thomas J. Anderson
      Chief Financial Officer and duly authorized officer