Form 10-Q
period 2009-09-30
RJO GLOBAL TRUST
filed 2009-11-13
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30, 2009	December 31, 2008
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$63,114,139	$83,527,981
Unrealized gain on open contracts	1,294,929	1,106,722
Cash on deposit with bank	58,668	28,562
Cash on deposit with bank - Non-Trading	8,901,388	7,334,582
	73,369,124	91,997,847

Interest receivable	3,681	9,415
Total Assets	$73,372,805	$92,007,262

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$181,843	$242,450
Accrued management fees	91,030	119,365
Accrued incentive fees	28,830	1,134,235
Accrued offering expenses	84,539	1,108
Accrued operating expenses	262,262	315,568
Redemptions payable - Trading	702,782	2,815,236
Accrued legal fees - Non-Trading	469,823	6,149
Accrued management fees to U.S. Bank - Non-Trading	20,577	27,477
Distribution payable - Non-Trading	-	39,801
Total liabilities	1,841,686	4,701,389

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners
Class A (566,108 and 658,747 units outstanding at
September 30, 2009 and December 31, 2008, respectively)	60,968,593	78,645,263
Class B (8,165 and 0 units outstanding at
September 30, 2009 and December 31, 2008, respectively)	892,541	-
Managing owner (11,679 and 11,679 Class A units outstanding at
September 30, 2009 and December 31, 2008, respectively)	1,257,828	1,394,355

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (538,153 and 611,108 units outstanding at
September 30, 2009 and December 31, 2008, respectively)	1,991,165	1,953,345
Nonparticipating owners (1,735,135 and 1,662,180 units outstanding at
September 30, 2009 and December 31, 2008, respectively)	6,420,992	5,312,910

Total unitholders' capital	71,531,119	87,305,873

Total Liabilities and Unitholders’ Capital	$73,372,805	$92,007,262

Net asset value per unit:
Trading:
Class A	$107.70	$119.39
Class B	$109.32	$-
LLC equity/Non-Trading	$3.70	$3.20

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of September 30, 2009
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (1.15%)
Futures Positions (1.25%)
Agriculture	316	$9,084,372	$114,864
Currency	104	11,810,135	157,623
Energy	11	616,930	42,140
Indices	78	4,166,514	3,671
Interest rates	403	95,377,939	296,378
Metals	140	9,410,321	277,411

Forward Positions (-0.10%)
Currency	16,935,000	20,688,872	(72,339)

Total long positions		$151,155,083	$819,748

Short positions (0.66%)
Future positions (0.41%)
Agriculture	382	$9,635,591	$456,508
Currency	15	1,867,904	(8,226)
Energy	70	3,937,368	(141,632)
Indices	131	8,756,270	13,356
Interest rates	149	59,469,909	(3,993)
Metals	53	3,470,087	(22,653)

Forward Positions (0.25%)
Currency	22,805,000	28,814,133	181,821

Total short positions		$115,951,262	$475,181

Total unrealized gain on open contracts (1.81%)			$1,294,929
Cash on deposit with brokers (88.23%)			63,114,139
Cash on deposit with bank (12.53%)			8,960,056
Other liabilities in excess of assets (-2.57%)			(1,838,005)
Net assets (100.00%)			$71,531,119

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

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Operations
UNAUDITIED

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(1,535,233)	$(3,857,598)	$(3,447,170)	$16,692,646
Change in unrealized gain (loss) on open positions	1,257,461	505,130	188,207	1,758,739
Foreign currency transaction gain (loss)	74,206	(86,341)	120,470	(87,906)
Total Trading gain (loss)	(203,566)	(3,438,809)	(3,138,493)	18,363,479

Investment Income:
Interest income	14,709	249,597	43,998	886,451

Expenses:
Commissions - Class A	669,700	907,987	2,063,805	3,005,941
Commissions - Class B	3,176	-	11,322	-
Management fees	278,075	363,270	927,798	1,202,560
Incentive fees	28,702	-	37,040	-
Ongoing offering expenses	65,000	135,000	238,000	342,000
Operating expenses	300,000	192,000	1,015,678	433,207
Total expenses	1,344,653	1,598,257	4,293,643	4,983,708

Trading income (loss)	(1,533,510)	(4,787,469)	(7,388,138)	14,266,222

Non-Trading income (loss):
Interest on Non-Trading reserve	2,194	25,022	5,369	101,820
Collections in excess of impaired value	-	-	2,748,048	1,747,216
Legal and administrative fees	(591,427)	(60,959)	(1,325,303)	(306,366)
Management fees paid to US Bank	(80,625)	(77,476)	(282,212)	(270,932)
Non-Trading income (loss)	(669,858)	(113,413)	1,145,902	1,271,738

Net income (loss)	$(2,203,368)	$(4,900,882)	$(6,242,236)	$15,537,960

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2009
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	658,747	$78,645,263	-	$-	11,679	$1,394,355
Net income	-	(7,166,814)	-	(84,797)	-	(136,527)
Unitholders’ contributions	530	58,000	-	-	-	-
Transfers from Class A to Class B	(9,086)	(1,080,932)	9,083	1,080,932	-	-
Unitholders’ redemptions	(84,083)	(9,486,924)	(918)	(103,594)	-	-
Balances at September 30, 2009	566,108	$60,968,593	8,165	$892,541	11,679	$1,257,828

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2008	670,426	$80,039,618
Net income	-	(7,388,138)
Unitholders’ contributions	530	58,000
Transfers from Class A to Class B	(3)	-
Unitholders’ redemptions	(85,001)	(9,590,518)
Balances at September 30, 2009	585,952	$63,118,962

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners- LLC Equity/Non-Trading		Nonparticipating Owners- LLC Equity/Non-Trading		Total Unitholders' Capital- LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2008	611,108	$1,953,345	1,662,180	$5,312,910	2,273,288	$7,266,255
Net income	-	287,345	-	858,557	-	1,145,902
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(72,955)	(249,525)	72,955	249,525	-	-
Unitholders' distribution	-	-	-	-	-	-
Balances at September 30, 2009	538,153	$1,991,165	1,735,135	$6,420,992	2,273,288	$8,412,157

Total Unitholders Capital at September 30, 2009						$71,531,119

	Unitholders' Capital Trading Class A	Unitholders' Capital Trading Class B	Unitholders' Capital (LLC Equity/ Non-Trading)
Net asset value per unit at December 31, 2008	$119.39	$119.39	$3.20
Net change per unit	(11.69)	(10.07)	0.50
Net asset value per unit at September 30, 2009	$107.70	$109.32	$3.70

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

(1) General Information and Summary

RJO Global Trust (the “Trust”), formerly known as the JWH Global Trust, a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent commodity trading advisors. Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC. (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.

As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”)  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based (UK) entity.  The accounts managed by GALP and GAJL are managed in the same manner by the same team pursuant to the same trading program.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. As of September 30, 2009, the Advisors consisted of JWH, NW, ATC, GAJL, CCG, and HCM.

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

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:
(1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (5)dissolution of the Managing Owner (6) insolvency or bankruptcy of the Trust; (7) a decrease in the net asset value to less than $2,500,000; (8) a decline in the net asset value per unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

The LLC compensates US Bank, as manager, the following:  (1) an annual fee of $25,000,  (2) a distribution fee of $25,000 per distribution,  (3) out-of-pocket expenses,  and  (4) an hourly fee for all personnel at the then expected hourly rate  ($350 per hour at execution of agreement).

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

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of the offering for new subscriptions, $238,000 ongoing offering costs were expensed during the first nine months of 2009.

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

(g)    Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at RCM at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from RCM were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from RCM exceeded the book value of the impaired assets held at RCM, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statements of operations.  Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as such future expenses are not capable of being estimated. See note (6) for further details.

(h)    Recent Pronouncements

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes including what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity.  The adoption of ASU 2009-06 had no impact on the Trust’s financial position, results of operations, or disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (FASB ASC 105-10).  The FASB Accounting Standards Codification (“FASB ASC”) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and supersedes all non-SEC accounting and reporting standards.  This statement was effective for financial statements ending after September 15, 2009 and only changes references to U.S. GAAP within the Trust’s consolidated financial statements.  In order to facilitate the transition to the FASB ASC, the Trust has elected to show all references to FASB ASC within this report on Form 10-Q along with a parenthetical reference to the previous accounting standard.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, included in the Codification under FASB ASC 855, establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. SFAS No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. The Trust adopted SFAS No. 165 during the second quarter ended June 30, 2009. Its adoption did not impact the Trust’s results of operations or financial condition. Refer to Note 10 – Subsequent Events for more information regarding the Trust’s evaluation of subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, included in the Codification under FASB ASC 825-10-65-1.  FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Trust’s consolidated financial statements.

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

(4) Income Taxes

No provision for federal income taxes has been made in the accompanying consolidated financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust.  Generally, for both federal and state tax purposes, trusts, such as the RJO Global Trust, are treated as partnerships. The LLC is also treated as a partnership. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate or secure all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the periods ended September 30, 2009 and 2008, are reflected in the consolidated statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at September 30, 2009 and December 31, 2008, as disclosed in the respective condensed consolidated schedule of investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the consolidated statements of financial condition.

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

(7)      Fair Value Measurements

In accordance with FASB ASC 820-10 (SFAS 157, Fair Value Measurements), the Trust established a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$1,185,447	$-	$-	$1,185,447
Forward currency positions	-	109,482	-	109,482

Total fair value	$1,185,447	$109,482	$-	$1,294,929

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

Subscriptions

An investor may purchase units in the Trust effective the first business day of any month based on the Net Asset Value per unit on the last business day of the previous month. A correctly completed and signed subscription form with the corresponding funds must be received by Bank of New York Mellon (“Escrow Agent”)  no later than 5 business days before each month end.  If the forms are completed accurately, the investor’s subscription is accepted and  the units purchased become invested on the first business day of the following month. If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the Escrow Agent. Likewise if a subscription form is received without the funds by the 5th business day before the end of the month, the subscription request is rejected. If funds are received without a subscription form, the funds are returned to the investor. If a subscription is accepted, 100% of the investment amount is invested as of the effective date. The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust and Prospectus contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest nor investment in the LLC.

Commissions

The Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO.  Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract. The Trust did not pay commodity brokerage commissions on a per-trade basis until November 1, 2008.

Effective November 1, 2008, the Trust’s brokerage fee constitutes a “wrap fee” of 4.65% to 5.0% of the Trust’s month-end assets on an annual basis (0.3875% to 0.417% monthly) with respect to Class A units and 2.65% to 3.0% of the Trust’s month-end assets on an annual basis (0.221% to 0.25% monthly) with respect to Class B units, which covers the fees described below.  “Brokerage fee” includes the following across each class of units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Brokerage fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Clearing Broker	Clearing, NFA, and exchange fees	Estimated 1.22% - 1.42%, capped at 1.57%	Estimated 1.22% - 1.42%, capped at 1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%
Totals		4.65% to 5.00%	2.65% to 3.00%

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

(9)   Financial Highlights

The following financial highlights show the Trust’s financial performance for the three and nine-month periods ended September 30, 2009 and 2008.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A Nine months ended September 30,		Class B Nine months ended September 30,	Class A Three months ended September 30,		Class B Three months ended September 30,
	2009	2008	2009	2009	2008	2009
Per share operating performance:
Net asset value of Trading units, beginning of period	$119.39	$84.69	$119.39	$110.27	$107.50	$111.38
Total Trading income (loss):
Trading gain (loss)	(4.82)	22.03	(4.89)	(0.32)	(4.18)	(0.34)
Investment income	0.07	1.12	0.07	0.02	0.33	0.02
Expenses	(6.94)	(6.29)	(5.25)	(2.27)	(2.10)	(1.74)
Trading income (loss)	(11.69)	16.86	(10.07)	(2.57)	(5.95)	(2.06)
Net asset value of Trading units, end of period	$107.70	$101.55	$109.32	$107.70	$101.55	$109.32

Total return:
Total return before incentive fees	(9.79)%	19.91%	(8.43)%	(2.33%)	(5.53%)	(1.85)%
Less incentive fee allocations	(0.05)%	0.00%	(0.05)%	(0.04)%	0.00%	(0.04)%
Total return	(9.84)%	19.91%	(8.48)%	(2.37)%	(5.53%)	(1.89)%

Ratios to average net assets:
Trading income (loss)	(10.59)%	18.33%	(9.17)%	(2.37)%	(6.44%)	(1.88)%
Expenses:
Expenses, less incentive fees	(6.17)%	(6.41)%	(4.72)%	(2.08)%	(2.15)%	(1.58)%
Incentive fees	(0.05)%	0.00%	(0.05)%	(0.04)%	0.00%	(0.04)%
Total expenses	(6.22)%	(6.41)%	(4.77)%	(2.12)%	(2.15)%	(1.62)%

The calculations above do not include activity within the Trust's Non-Trading accounts.  The Trust did not have any Class B units during the nine month period ended September 30, 2008.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the nine-month  periods ended September 30, 2009 and 2008.

(10)   Subsequent Events

Management of the Trust evaluated subsequent events through November 13, 2009, the date these financial statements were issued, and has determined that no events or transactions have occurred subsequent to September 30, 2009, which require recognition or disclosure in the financial statements.

(11) Derivative Instruments and Hedging Activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, included in the Codification under FASB ASC 815-10-50.  SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) the effect of derivative instruments and related hedged items on a company’s financial position.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Trust has adopted SFAS No. 161 as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, the adoption of this standard had no impact on the Trust’s consolidated financial condition, results of operations or cash flows.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2009

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$935,284	(363,912)	$571,372
Currency	471,775	(212,896)	258,879
Energy	56,225	(155,717)	(99,492)
Indices	51,814	(34,787)	17,027
Interest Rates	319,298	(26,913)	292,385
Metals	512,479	(257,721)	254,758
	$2,346,875	$(1,051,946)	$1,294,929

As of December 31, 2008
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$453,592	$(218,820)	$234,772
Energy	31,924	(56,000)	(24,076)
Indices	99,173	(115,106)	(15,933)
Interest Rates	748,271	(61,938)	686,333
Metals	387,665	(162,039)	225,626
	$1,720,625	$(613,903)	$1,106,722

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statements of financial condition as of September 30, 2009 and December 31, 2008, respectively.

Trading gain (loss) for the following periods:

	Three months ended September 30,		Nine months ended September 30,
Type of Futures Contracts	2009	2008	2009	2008
Agriculture	196,924	(1,690,859)	(517,775)	2,690,671
Currency	350,227	757,415	(282,896)	6,228,559
Energy	(738,539)	(3,151,074)	(609,300)	6,450,917
Indices	(139,700)	2,099,639	(288,508)	3,183,860
Interest Rates	(323,517)	(3,130,263)	(1,949,914)	(2,804,645)
Metals	451,039	1,676,333	509,900	2,614,117
	$(203,566)	$(3,438,809)	$(3,138,493)	$18,363,479

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

(b)      Liquidity

The Trust’s assets at September 30, 2009 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the trading Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the fiscal quarters ended September 30, 2009 and 2008, the Trust had received or accrued to receive trading interest of $14,709 and $249,597, respectively.  For the nine months ended September 30, 2009 and 2008, the Trust has received or accrued to receive trading interest of $43,998 and $886,451, respectively.

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

It is also possible for an exchange or the Commodity Futures Trading Commission (CFTC) to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.  There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way. Additionally, no material deficiencies in liquidity were identified and there are no material unused sources of liquid assets.

(c)           Results of Operations

As of December 31, 2008, trading decisions for the Trust have been delegated to five independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based entity.  The accounts managed by GALP and GAJL are managed in the same manner by the same team pursuant to the same trading program.  As of June 30 2009, AIS was terminated as an Advisor to the Trust. As of July 1, 2009 Haar Capital Management (“HCM”) and Conquest Capital Group (“CCG”) became Advisors to the Trust.

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

JWH, ATC, GALP/GAJL, NW and CCG are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary  Advisor, HCM, economic fundamentals and macroeconomic assessments were made.

The performance summaries set forth below outline certain major events and price trends which the Advisors’ programs have identified for the Trust during the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 and for JWH for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

Fiscal Quarter ended September 30, 2009

The Trust recorded net trading loss of $(1,533,510) or $(2.57) per unit for Class A units and $(2.06) per unit for Class B units in the third quarter of 2009.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of net asset value/unit pursuant to events of October, 2005, as the following excluded the Trust’s Non-Trading accounts)  As of September 30, 2009, the Trust had gained 31.65%  for Class A units since its inception in June 1997 and the Trust has posted a loss of –(8.43)% for Class B since its inception in January 2009.

Economic data was weak on an absolute basis during July but on a relative basis there was reason for hope.  Housing data appeared to show signs of stabilization.  Corporate earnings showed some life.  The stock market posted strong gains for the month.  Some commodities lead by the grain and base metal sectors also showed strength later in the month. The U.S. Dollar was weaker across the board.  The short term manager, CCG, performed best during  the month capturing profits in stock, interest rate, and currency markets.  The longer term strategies provided mixed results:  JWH, who employs only long term trend following strategies, was positive for the month.  NuWave and Abraham were negative for the month reflecting the difficult conditions being dealt with by other leading multi strategy advisors in the industry this year.  HCM, the discretionary manager, was about even on the month after a cautious start.  GALP/GAJL,  the commodity only manager, was slightly negative for the month but was starting to gain ground as the month drew to a close.

During August, auto sales improved dramatically thanks to the Government’s “Cash for Clunkers” program.  Housing sales also improved.  The President re-nominated Federal Reserve Chairman Bernanke based on his handling of the crisis that unfolded last year.  IPO activity increased and two large corporate acquisitions took place at month end.  These situations taken together seem to reflect a market and economy returning to more solid footing.  This allowed stocks to turn in their most positive August since 2000.  Bond prices rose as well during the month as inflation remained in check.  Natural gas and corn were the weakest among commodities.  Action in the crude oil and the foreign currency markets looked very similar during the month.  Each traded in a range during the month finishing on the low side.  The short term advisor, CCG, posted negative returns for the month.  Their short term trading strategy was frustrated by the range bound trading that persisted during the month.  JWH, NuWave, and Abraham were all positive for the month.  This was due to the longer term nature of their systems.  Haar, the new discretionary manager, was also positive for the month capturing returns from a stronger sugar market.  GALP/GAJL, the commodity only manager, was also positive for the month on the back of stronger metals markets.

By September 30, the stock market finished its strongest quarter since Q4 1998 and is up almost 20% for the year.  It is up almost 50% from its low in March of this year.  It is interesting to note that since World War II the average size of stimulus packages implemented by the government and the Federal Reserve to revive the economy has been 2.9% of our Gross Domestic Product.  This has come from the government chipping in an average of 2.4% and the Fed has added 0.5% through easier monetary policy.  Thus far, to battle this recession, the government has provided 10% in stimulus activity through fiscal measures while the Fed has pumped in 9.5% for a total of 19.5% of assistance.  That is more than the average stimulus package by a factor of 6.  No wonder the market has rallied.  The fact that the stimulus package has been delivered on borrowed money has yet to trigger a response from the market.  With the stock market drifting higher and with other markets, particularly grains and energy, mired in trading ranges, the Advisors did not have many opportunities during the month.  Four of the six managers were up slightly during the month with two managers losing money.  JWH, ATC, NW, and HCM were profitable.  GALP/GAJL and CCG lost money.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this report was filed,  including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2009.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting; during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the third quarter of 2009:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
July	6,878	-	$109.84	$111.12
August	6,370	-	$108.66	$110.12
September	6,450	-	$107.70	$109.32
		-
Total	19,698	-

Class A units sold July 1, 2009  through September 30, 2009: 530
Class B units sold July 1, 2009 through September 30, 2009: 0
Units (Class A) unsold through September 30, 2009:  998,141 ($107,499,786)
Units (Class B) unsold through September 30, 2009: 998,141 ($109,116,774)
Aggregate price paid for units sold July 1, 2009 through September 30, 2009: $58,000.00

Item 6.  Exhibits

a)  Exhibits

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Eighth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 26, 2008.1

3.02	Restated Certificate of Trust of the Registrant. 2

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

1 Incorporated by reference herein from the exhibit of the same description filed on April 3, 2009 with Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-146177).

2 Incorporated by reference from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	November 12, 2009

By:	R.J. O’Brien Fund Management, LLC.
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer