Form 10-K
period 2009-12-31
RJO GLOBAL TRUST
filed 2010-03-31
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer , or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer  ☐  Accelerated filer   ☐   Non-accelerated filer   (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $67,597,782 as of June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The  sections of the trust’s prospectus and prospectus supplement dated on  May 1, 2009 and February 1, 2010 respectively,  entitled “The Risks You Face” and “The Trading Advisors” are hereby incorporated by reference into Item 1A of this annual report on Form 10-K.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

RJO Global Trust (the “Trust”), formerly the JWH Global Trust, is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of multiple independent commodity trading advisors.  R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the Managing Owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC., the clearing broker for the Trust (“RJO” or the “Clearing Broker”).  As of December 31, 2009, trading decisions for the Trust have been delegated to six independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), Abraham Trading Corp. (“ATC”), Global Advisors (Jersey) Limited (“GAJL”), Conquest Capital Group (“CCG”), NuWave Investment Management (“NW”) and Haar Capital Management (“HCM”)   (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)

RJO is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the Advisors to the Trust are “Commodity Trading Advisors” (“CTAs”), as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC., an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”).

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust;  (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s prospectus dated May 1, 2009 (the “Prospectus”); and supplement to the Prospectus dated February 1, 2010 (the “Supplement”); and (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2009, $248,000 of ongoing offering costs were paid or accrued in connection with filing of the registration statement to keep the offering of units active.

The Advisory Agreements between the Trust and the Advisors provide that each Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2009, prior to quarter-end reallocation, JWH was managing 17.05%, ATC 16.59%, GAJL 17.55%, CCG 15.30%, HCM 16.60% and NW 16.91% of the Trust’s assets. The Advisory Agreements with JWH, ATC, and GALP commenced on November 1, 2008. The Advisory Agreements with NW commenced on February 1, 2009. The Advisory Agreement with GALP was substituted for an Advisory Agreement with GAJL on June 1, 2009 and Advisory Agreements with CCG and HCM commenced on July 1, 2009.  During 2009, the Trust had  an Advisory Agreement with Peninsula LP (“PLP”) that was terminated on March 30, 2009 and an Advisory Agreement with AIS Futures Management (“AIS”) that was terminated on June 30, 2009.  The Trust and JWH amended their Advisory Agreement as of September 29, 2000 to extend the term of the Advisory Agreement until June 30, 2002 with automatic renewal for three additional twelve-month terms (beginning January 1 and ending December 31 of each year) through June 2005, unless earlier terminated in accordance with the termination provisions contained therein.  On June 27, 2005 the term of the Advisory Agreement was further extended to June 30, 2007, with automatic renewal for additional 12-month periods. Another Advisory Agreement with JWH was signed on September 26, 2008 which became effective November 1, 2008.

Pursuant to the current Advisory Agreements in effect, the Trust pays each Advisor a management fee of up to 0.16666% of the month-end net assets allocated to each Advisor (up to 2.0% annually) and a quarterly incentive fee of 20% of  new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of actual brokerage commissions, incentive fee paid and management fee).

The Advisory Agreements terminate automatically in the event that the Trust is terminated, in accordance with the Eighth Amended and Restated Declaration and Agreement of Trust.  The Advisory Agreements may be terminated by the Trust or the Managing Owner at any month-end upon five days’ prior written notice to the Advisors.  In addition, the Advisory Agreements may be terminated by the Trust or the Managing Owner at any time, upon written notice to an Advisor, in the event that (A) any person1 described as a “principal” of the Advisor in the Prospectus or the Supplement ceases for any reason to be an active “principal” of the Advisor; (B) an Advisor becomes bankrupt or insolvent; (C) an Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the Trust; (D) the registration, as a CTA, of the Advisor with the Financial Services Authority (“FSA,” as applicable), the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, an Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, the Advisor violates any trading policy (as defined in the Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) an Advisor fails in a material manner to perform any of its obligations under its respective Advisory Agreement.

The Advisors have the right to terminate their respective Advisory Agreement at any time, upon thirty days’ written notice to the Trust in the event that (A) the Managing Owner imposes additional trading limitation(s) in the form of one or more trading policies (as defined in the Advisory Agreements) or administrative policies that an Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to an Advisor implementing a proposed material change to its respective trading program and the Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the Trust;2 (C) the Managing Owner or the Trust materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Advisor; (D) the total Trust funds allocated to the Advisors’ management falls below a certain amount3 (after adding back certain losses as specified in the Advisory Agreements) at any time; (E) the Trust becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect.4  If the Managing Owner or Trust merges, consolidates or sells a substantial portion of its assets pursuant to an Advisory Agreement, the counterparty Advisor may terminate the Advisory Agreement upon prior written notice to the Managing Owner and Trust.  The Advisors may also terminate the Advisory Agreement on sixty days written notice to the Managing Owner during any renewal term.

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
2 CCG (but not the other Advisors) is entitled to terminate its Advisory Agreement upon thirty days’ notice if CCG deems one or more of the commodity brokers selected by the Managing Owner materially deficient in its ability to process trades in accordance with CCG’s trading program, and the parties cannot agree to a substitute commodity broker.
3 The Trust has requested Confidential Treatment by the SEC with respect to this information in the publicly-filed copies of the Advisory Agreements.
4 JWH (but not the other Advisors) is entitled to terminate its Advisory Agreement upon thirty days’ notice if the Managing Owner overrides a trading instruction other than as specified in Section 2(a) of JWH’s Advisory Agreement.

The Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 80% of interest earned on the Trust’s assets, calculated by the average four-week Treasury Bill rate, is paid to the Trust, while 20% of the return earned on cash as a whole is retained by the clearing broker.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts  paid to the Trust are retained by RJO.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2009 accounting services for the Trust are provided by SS&C Technologies and Transfer Agency services are provided by Bank of New York Mellon Corp.  The Managing Owner has no employees other than their officers and directors, all of whom are employees of the affiliated companies of the Managing Owner.

Recent Events

In 2005, certain assets held by the Trust’s prior clearing broker, Refco Capital markets, LTD (“RCM”), were determined to be illiquid.  On October 31, 2005, $57,544,206 of equity represented by $56,544,206 in illiquid assets held at RCM plus $1,000,000 cash, was moved to a separate non-trading account (the “Non-Trading Account”) and 2,273,288 in substitute units were issued to the unitholders at that time, prorata to their share in the Trust.  At December 31, 2005, the illiquid assets ($56,544,206) were determined to be impaired and were reduced by $39,580,944. This resulted in an impaired value of illiquid assets of $16,963,262, based on management’s estimate at that time.

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

The LLC has agreed to compensate US Bank, as manager, the following: (1) an initial acceptance fee of $120,000,  (2) an annual fee of $25,000,  (3) a distribution fee of $25,000 per distribution,  (4) out-of-pocket expenses,  and  (5) an hourly fee for all personnel at the then expected hourly rate  ($350 per hour at the time the agreement was executed).

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from RCM Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from	Balance of	Collections in Excess of	Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM	Impaired Value	Impaired Value	Owners	Units	Dollars
12/29/06	$10,319,318	$6,643,944	$-	$4,180,958	54,914	$5,154,711
04/20/07	2,787,629	3,856,315	-	-	-	-
06/07/07	265,758	3,590,557	-	-	-	-
06/28/07	4,783,640	-	1,193,083	-	-	-
07/03/07	5,654	-	5,654	-	-	-
08/29/07	-	-	-	2,787,947	23,183	1,758,626
09/19/07	2,584,070	-	2,584,070	-	-	-
12/31/07	2,708,467	-	2,708,467	-	-	-
03/28/08	1,046,068	-	1,046,068	-	-	-
04/29/08	-	-	-	2,241,680	10,736	1,053,815
06/26/08	701,148	-	701,148	-	-	-
12/31/08	769,001	-	769,001	-	-	-
06/29/09	2,748,048	-	2,748,048	-	-	-
12/30/09	1,102,612	-	1,102,612	-	-	-

Totals	$29,821,413	$-	$12,858,151	$9,210,585	88,833	$7,967,152

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2009, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Trust does not maintain an internet website, however, links to certain of the Trust’s public filings may be found on the Managing Owner’s website at  http://www.rjobrien.com/FundManagement.  Additionally the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

The Trust will  provide paper copies of such reports and amendments to its investors free of charge upon written request.

Item 1A. Risk Factors

The Trust is in the business of the speculative trading of futures, forwards, and options.  For a detailed description of the risks that may affect the Trust or the units offered by the Trust, see the section entitled “The Risks You Face” set forth in the Prospectus and the Supplement filed with the SEC on May 1, 2009 (Registration Number 333-146177), and February 1, 2010 (Registration Number 333-146177), respectively, and incorporated into this Form 10-K  by reference.

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

(ii) As of December 31, 2009, there were 560,798 units held in the trading account by Beneficial Owners for an investment of $57,692,854 and  11,679 units held in the trading account by the Managing Owner for an investment of $1,201,090  A total of 113,485 units had been redeemed by Beneficial Owners and no units were redeemed  by the Managing Owner during the period of January 1, 2009 to December 31, 2009.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust (filed under SEC Registration Number 333-146177) contains a full description of redemption and distribution procedures. $101,103,855 worth of Class A units and $103,138,909 worth of Class B units remain unsold as of December 31, 2009.

(iii) To date no distributions have been made to Beneficial Owners in the trading account of the Trust.  The Eighth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its Beneficial Owners.  The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2009 through December 31, 2009.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 and is derived from the financial statements for such fiscal years.

	2005	2006	2007	2008	2009
1 Revenues (000)	$3,569	$(15,853)	$(4,425)	$38,321	$(4,721)
2 Net Income (Loss) From Continuing Operations (000)	(20,433)	(29,194)	(12,427)	27,889	(10,233)
3 Net Income (Loss) Non-Trading (000)	(39,879)	(538)	5,510	1,807	1,303
4 Net Income (Loss) Per Unit	(10)	(19)	(9)	34	(30)
5 Total Assets (000)	223,617	140,705	83,423	92,007	69,523
6 Net Asset Value per Unit - Trading	113	94	85	119	103

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2009, 15,140 Class A units ($1,627,869) and 413 Class B units ($45,000) were purchased by the Beneficial Owners.  The Managing Owner  purchased no units during this time.  For the fiscal year ended December 31, 2009, the Beneficial Owners redeemed a total of 112,495 Class A units for $12,474,861 and 990 Class B units for $111,177.  For the fiscal year ended December 31, 2008, the Beneficial Owners redeemed a total of 183,863 units for $20,080,379 and the Managing Owner redeemed a total of  9868  units for $1,105,206.

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

During the fiscal year ended December 31, 2009, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with  RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the calendar year ended December 31, 2009, RJO had paid or accrued to pay interest of $49,056 to the Trust.  For the calendar year ended December 31, 2008, the clearing broker paid or accrued to pay interest of $926,298 to the Trust.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way, and there are no material unused sources of liquid assets.

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

JWH, ATC, GAJL, CCG and NW are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary Advisor, HCM, economic fundamentals and macroeconomic assessments are made.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the last three fiscal years, until October 31, 2008, and for JWH, ATC, and GAJL, LP (the predecessor of GAJL) from January 1, 2009 through January 31, 2009; for JWH, ATC, GAJL and NW from February 1, 2009 through June 30, 2009; and for JWH, ATC, GAJL, CCG and NW from July 1, 2009 through December 31, 2009. January through March also reflect the opportunities captured on a fundamental basis by AIS and PLP and January through June reflect the opportunities captured by AIS. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2009

The RJO Global Trust Class A units posted a loss of (13.86%) for 2009. Class B units posted a loss of (12.13%). The NAV  per unit for Class A at year-end was $102.84 and for Class B at year end was $104.91 (please see Note (1) AND Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $119.39 per unit at the beginning of the year. Beneficial Owners purchased  $1,627,869  worth of Class A units and $45,000 worth of Class B units in the Trust during 2009.

The first quarter of 2009 began much as the fourth quarter of 2008 ended, with continued broad market volatility.  Stock markets and commodity markets remained under pressure and declined in lock step during January, February, and early March.  Prices reversed and began climbing during the first week of March as negative sentiment on the part of investors appeared to be at its highest.  Correlation between commodity prices and stock prices, with few exceptions, remained unusually high during the quarter.  The U.S. dollar had an almost exact inverse relationship to stock and commodity prices during the quarter.  It actually strengthened against most major foreign currencies as stocks and commodities sold off and then began to weaken after stocks and commodities bottomed out.  The results of fixed income markets during the quarter told two stories.  Short-term rates remained low and in choppy markets as the Federal Reserve left Fed Fund targets in the 0% to 0.25% range.  Long-term rates, however, edged higher in January and February as concerns over the inflationary impact of the government’s stimulus packages drove down note and bond prices.  Bond and note holders received a big boost, however, in late March when the Fed signaled that it would buy an enormous amount of medium and long-term notes in an effort to keep mortgage rates low and to maintain a high level of liquidity in the markets.  The traders in the Trust who employ rule-based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These managers employ methods that vary widely in terms of investment time horizons.  Those with shorter-term outlooks did a little worse during January and February while the long-term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the managers with longer-term styles.The managers of the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.  It was a difficult quarter in general for the managed futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately 8 out of every 10 managers in the industry were showing negative year to date performance at quarter end.  This difficult period follows a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time, and the first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of managers is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

In April, stocks climbed a wall of worry, as the old axiom states about bull markets, by posting a gain for a fourth consecutive month.  Stocks  rallied 42% from their low in early March.  This has been their best three month showing since the 1930’s.  To put the magnitude of the losses sustained by the market over the last year and a half in perspective, the S&P would have to gain another 62% from current levels to match the market high reached in October of 2007.  This seems like a tough task in light of long-term interest rates, which continued to rise during the quarter due to concerns over the expanding budget deficit, and its potential long-term inflationary implications.  Interest rates fell back at the end June, however, as markets digested tepid growth related statistics, and inflationary fears subsided.  This reversal took place after Treasury bond yields had risen more than 60% in five months. Commodity markets began to firm in late April and were able to mount a rally during most of May.  Market worries over the inflationary implications of the government’s massive stimulus plan and other spending programs began to weaken the long- term treasury markets.  With rates rising and the dollar weakening against major foreign currencies, commodities began to look like a good place to invest.  Historically commodities, during times of inflation or currency depreciation, have been a good store of value.  In June, however, commodities sold off, and evidence is beginning to appear that would indicate that the lock step relationship between commodities and the stock market that has existed for the last year or so is beginning to break up.  In other words, commodity markets are beginning to respond to the economics effecting their own specific situation rather than moving in tandem with stock prices.  This would create more diverse market movements and would be a good thing for our strategies.  The second quarter continued to present a difficult environment as a whole for the managed futures industry.  The Barclay B Top 50 CTA Index, representing the performance of the top 50 CTAs in the industry in terms of assets under management, was down in two of the three months and lost approximately 2% during the quarter.  The index lost for consecutive quarters for only the third time since its creation in 1987.  The index has lost approximately 3.5% for the year to date.  The performance problem seems to lie in the unstable nature of the market environment from a time frame perspective.  Short-term systems focusing on moves lasting less than a week have struggled.  Long-term strategies focused on price moves that take months to evolve have refused to reverse.  This may pay off over time but for now it has created small losses.  Only intermediate term strategies focused on 4-6 week price movements have been able to adapt appropriately and capture profits.  The first eight months of the Trust transferring to multi-CTA format has been challenging. The Trust’s evolution to a multi- manager format came just after a very profitable period for many different types of CTA strategies, particularly long-term trend following.  The charged markets of late 2008 and early 2009 exposed problems with our initial discretionary managers and the trend following strategies experienced a pull back that was to be expected. The Trust’s risk control policies enabled the Trust to manage this risk effectively.  Today, the Trust’s portfolio is strongly positioned from a diversification standpoint among sectors traded, investment styles, and investment time horizons.

Economic data was weak on an absolute basis during July, but on a relative basis there was reason for hope.  Housing data appeared to show signs of stabilization.  Corporate earnings showed some life.  The stock market posted strong gains for the month.  Some commodities lead by the grain and base metal sectors also showed strength later in the month. The U.S. dollar was weaker across the board.  The short-term manager, CCG, performed best during  the month capturing profits in stock, interest rate, and currency markets.  The longer-term strategies provided mixed results:  JWH, who employs only long-term trend following strategies, was positive for the month.  NW and ATC were negative for the month reflecting the difficult conditions being dealt with by other leading multi-strategy CTAs in the industry this year.  HCM, the discretionary manager, was about even on the month after a cautious start. GAJL, the commodity only manager, was slightly negative for the month but was starting to gain ground as the month drew to a close. During August, auto sales improved dramatically thanks to the Government’s “Cash for Clunkers” program.  Housing sales also improved.  The President re-nominated Federal Reserve Chairman Bernanke based on his handling of the crisis that unfolded last year.  IPO activity increased and two large corporate acquisitions took place at month end.  These situations taken together seem to reflect a market and economy returning to more solid footing.  This allowed stocks to turn in their most positive August since 2000.  Bond prices rose as well during the month as inflation remained in check.  Natural gas and corn were the weakest among commodities.  Action in the crude oil and the foreign currency markets looked very similar during the month.  Each traded in a range during the month finishing on the low side.  The short-term advisor, CCG, posted negative returns for the month.  Their short-term trading strategy was frustrated by the range bound trading that persisted during the month.  JWH, NW, and ATC were all positive for the month.  This was due to the longer- term nature of their systems.  HCM, the new discretionary manager, was also positive for the month capturing returns from a stronger sugar market. GAJL, the commodity only manager, was also positive for the month on the back of stronger metals markets.  By September 30, the stock market finished its strongest quarter since Q4 1998 and was up almost 20% for the year.  It was up almost 50% from its low in March of this year.  It is interesting to note that since World War II, the average size of stimulus packages implemented by the government and the Federal Reserve to revive the economy has been 2.9% of our Gross Domestic Product.  This has come from the government chipping in an average of 2.4% and the Fed has added 0.5% through easier monetary policy.  Thus far, to battle this recession, the government has provided 10% in stimulus activity through fiscal measures while the Fed has pumped in 9.5% for a total of 19.5% of assistance.  That is more than the average stimulus package by a factor of 6.  No wonder the market has rallied.  The fact that the stimulus package has been delivered on borrowed money has yet to trigger a response from the market.  With the stock market drifting higher and with other markets, particularly grains and energy, mired in trading ranges, the Advisors did not have many opportunities during the month.  Four of the six managers were up slightly during the month with two managers losing money.  JWH, ATC, NW, and HCM were profitable. GAJL and CCG lost money.

During October, the stock market had its first losing month since March.  An odd result considering the market received its first bit of evidence that the economy is turning around.  Third quarter Gross Domestic Product was reported to have grown at a 3.2% annualized pace.  Much of the gain was attributed to the government’s stimulus projects.  For example, the “Cash for Clunkers” program boosted auto sales while tax credits for home buyers revived housing sales.  For the fiscal year ended September 30, the government reported a $1.4 trillion budget deficit, a record which represents roughly 10% of our GDP.  The budget deficit has kept pressure on the U.S. dollar.  The weaker U.S. dollar continues to help our export sector whose goods and services are cheaper in the global market place.  Our traders have shifted positions in several key areas.  Across the board in multiple time frames our managers have turned positive on most commodities.  Grain, metals, and petroleum markets have lead the way.  Our managers also favor a weaker U.S.dollar.  HCM was our only profitable manager during the month.  Each of the others had small losses.

The stock market climbed higher during the month of November as interest rates remained at or near historic lows.  The U.S. dollar edged lower and sits near its lows for the year against major currencies.  Gold made a new historical high during the month just above $1,175 per ounce.  It should be noted that, on an inflation adjusted basis, gold traded at an equivalent of $2,300 per ounce in 1980.  Other commodities drifted higher, supported by the weaker U.S. dollar.  Grains and metals markets seem to be the leaders while crude oil struggled to break out of a trading range capped above $80 per barrel.  The Trust turned in a positive month during November.  Four of the six managers made money.  Across the board, in multiple time frames, our managers remain positive on most commodities.  Grain, metals, and soft commodity markets have led the way.  Our managers hold mixed positions mixed in the energy complex with a slightly negative bias due to the trading range in crude related markets and the negative performance by natural gas.  Our managers favor a weaker U.S, dollar and remain positioned for lower interest rates. A major reversal took place early in December when the government released an employment report that showed unexpected improvement in that area.  Gold fell 5% that same day and interest rates instruments began a month long slide (rates turned higher).  Gold fell 12% during the month and the total return on ten-year U.S. Treasuries was a negative 5.15%.  The U.S. dollar also staged an impressive 7% rally reversing a 7-month trend of weakness.  Several commodity sectors sold off in sympathy to gold early in the month, but crawled higher as the year drew to a close.  Grains, crude markets, and industrial metals all recovered to close near recent highs.  The managed futures industry turned in its first losing year since 1994 and its worst year overall since the inception of the Barclay Top 50 CTA Index in 1987.  The Trust turned in a losing performance during December.  Despite our diverse group of managers and their diverse strategies, the Trust’s aggregate positions at the beginning of the month were aligned for a weaker U.S.dollar, lower interest rates, and  stronger gold and commodity markets.  The reversal of those trends early in the month created problems for most of the managers.  HCM, our discretionary manager, made money by hanging on to sugar and cocoa positions and dumping a falling silver position early in the month.  CCG was the most disappointing as their short-term strategy was whipsawed during the month.

2008

The RJO Global Trust posted a gain of 40.97% for 2008. The Net Asset Value per Unit at year-end was $119.39 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $84.69 per unit at the beginning of the year. The only contribution to the Trust during 2008 was RJOFM’s purchase of $120,000 of additional units.

The Trust’s performance was positive for the first quarter of 2008.  The Trust’s trading in global equity futures was profitable during the quarter.  In January, the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth. By mid-month, many of the world’s major stock markets were experiencing double-digit declines. The Trust’s trading in global equity futures was profitable during January as U.S. equities suffered through one of the worst Januarys on record. The rate of decline slowed through February into early March, and then reversed to a modest rally mid-March. There was similar strong performance in the interest rate sector in January as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus. The interest rate sector was unprofitable in February as the psychology of the market shifted in February and the U.S. yield curve steepened as long-term interest rates moved higher. This sector was at the center of the storm in March as the U.S. Federal Reserve’s proposal of a financial system overhaul, prompting meaningful price reversals and slight gains for the Trust. Trading in currencies was profitable, though more challenging, for the quarter  as the dollar declined modestly in January, rallied and then reversed again to continue the decline in February into March. The Trust generated profits in most major currencies against the U.S. dollar. Positions in both precious and base metals, led by silver and gold, were profitable January and February, but with the modest market rally at the end of March, these reversed  and this sector was unprofitable for March.  The energy sector started the year off at a loss as crude and crude products  faltered in January from near record high prices. The surge returned in February and continued into March. Crude oil soared to above $100 and natural gas prices increased more than 7% and were responsible for a majority of the profits. The bull market in grains and agricultural driven by a weak dollar and demand for food related commodities, continued in January and February supplying the greatest profits mid-quarter. The greatest performers mid-quarter were bean oil +27%, coffee + 19%, wheat +15% and sugar +14%.  All reversed in March as grains’ bull market saw a correction and performance drag on the Trust. Only corn bucked the reversal and finished March higher.

The Trust’s performance was negative for the second quarter of 2008. May and June profitability was not enough to recover from losses suffered in April. With the exception of the energy markets, which were profitable throughout the quarter, the quarter was marked by trendless, range-bound markets in most cases. Crude, crude products and natural gas continued to move higher on a weakened dollar and geo-political tensions in the Middle East. The end of March rally in the global indices sector continued through April, stabilized in May with volatility declining and relatively tight trading ranges, and suffered a significant decline during June. Higher energy prices, tighter monetary conditions and continued stress in the financial sector depressed prices. The interest rate sector experienced significant reversals in April. Throughout the quarter,  a seventh interest rate cut, combined with prospects of higher inflation and more stable financial markets outweighed concerns over slowing economic activity. Bond prices continued to slide through June, with the trend being slightly disrupted by hawkish tones from central banks, declining stock prices and the flight to quality. Throughout the quarter, positions in European interest rates fared better than those in the U.S. and Asia. The currency sector was very quiet throughout the quarter. After the U.S. dollar staged a modest recovery in April, there was little evidence of demand for the dollar during the rest of the quarter. The major currencies were unable to find direction due to changing and conflicting signals on the economy and interest rate differentials. The metals sector was negative for the quarter as markets were directionless due to ebbing demand driven by a degree of stability in the financial markets. The agriculture markets, particularly grains, were mixed to profitable throughout the quarter. Grain prices moved higher on concerns of how the Midwest floods would impact planting and future yields.

The Trust’s performance was profitable for the third quarter of 2008.  The third quarter began what was one of the most unstable and volatile periods in the history of the U.S. (and later global) financial markets. The cloud of the U.S. housing and credit crisis started to mushroom and create further turmoil to a point where, by quarter end, the world’s credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10%, and some of the largest U.S. financial institutions were pushed to extinction. The Trust performance across all sectors was negative for July, but these major market moves served as sources of the Trust’s positive August and September performance as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar. The currency sector was profitable during July and August with the dollar surging 8% above the mid-July low. The dollar continued to strengthen as LIBOR rates soared and led to a hoarding of dollars. By the end of the quarter, the Trust was benefiting from the pronounced downward trend in global equity prices. Crisis of confidence was punctuated by bankruptcies, mergers and government bailout. The energy markets continued their decline through August and by September, crude, crude oil products and natural gas were down more than 10% from August close. A weakening global economy and a strengthening U.S. dollar have negatively impacted demand while supply side fundamentals have not changed. With the crisis in the credit markets intensifying, global bonds benefited from a flight to quality during August. During September, the bond market was more challenging as sentiment shifted markedly and prompted a sharp reversal. Metals continued their decline, influenced by the dollar rally and the decline in demand for commodities. Gold and silver continued to move lower however , towards the end of the quarter, gold began to break higher while the other metals continued their decline. Agricultural markets which were unprofitable in July and August turned positive in September as the Trust benefited from short positions across the complex. The downtrends were supported by weakening demand and a strong U.S. dollar.

The Trust’s performance was profitable for the fourth quarter of 2008 as it navigated through extreme volatility and capitalized on market moves of historic proportions. November  also marked the first month of trading with four new, diverse trading advisors alongside JWH. The currency sector was the best performing sector for the quarter as the U.S. dollar reasserted its status as the world’s reserve currency. The Trust benefited from the strength of the dollar vs. European currencies and its weakness vs. the Yen. Later in the quarter, profits were earned in the Euro, Yen, Canadian dollar and Australian dollar. The Global Indices sector was profitable in October and November as the slide continued across the globe. This sector turned negative for the Trust as the decline turned slightly upward by the end of December. The interest rate sector produced flat results for the Trust as cross currents passing through the markets affected rate trends. This sector turned profitable by the end of December as yields continued a steady fall through year end.  Energy positions started the quarter off in positive territory, but turned slightly unprofitable toward the end.  Metals continued their decline from the previous quarter, driven by continued turmoil in the financial markets. Gold and silver lead the gains in October while aluminum and copper lead the gains in November and December. The agricultural markets were positive throughout the quarter reflecting the deteriorating prospects for the global economy and demand for food, animal feed and bio-fuels.

2007

The JWH Global Trust posted a loss of 9.77% for 2007.  The Net Asset Value per Unit at year-end was $84.69 (please see Note (1) and Note (9) in the notes to the financial statements for more information with respect to the calculation of Net Asset Value) compared to $93.86 per unit at the beginning of the year.  There were no contributions to the Trust during 2007.

The Trust’s performance was negative for the first quarter of 2007.  The interest rate sector was the Trust’s best performing sector early in the quarter, only for gains to be given back.  On high volatility, the European 10-year bond yields, U.K. two-year gilt, German debt, Japanese government bonds and U.S. Treasuries fell, rallied and fell again during the quarter.  The currency sector was the Trust’s worst performing sector during the quarter as currency markets whipsawed with extreme volatility.  The largest losses occurred in the British pound and the yen with slight gains produced in the euro and Australian dollar.  The energy sector was positive for the quarter despite changing weather conditions and predictions which caused extreme volatility within the sector.  Crude oil and London gas oil were the best performers while natural gas was the worst performer.  The metals sector was negative for the quarter as precious metal prices reacted to fluctuations in the U.S. dollar and the equity markets.  The sector started the quarter with negative results, moving to slightly positive performance mid-quarter before reversing back with negative results.  The equity indices sector was negative for the quarter.  Intra-month volatility early in the quarter hurt the sector’s performance.  The plunge in the Chinese equity market sparked a global sell-off and drop in equity prices which continued through the quarter.  The agriculture sector was negative for the quarter even with a mid-quarter rally.  As global equity markets plunged, investors took profits out of commodities.  Slight gains were achieved in corn and New York coffee and sugar.

The Trust’s performance was positive for the second quarter.  Global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March.  The currency, interest rate and indices sectors were the best performers for the quarter.  The euro reached a historical high against both the U.S. dollar and the Japanese yen and the British pound reached a 25-year high against the dollar.  The global stock indices sector was positive for the quarter driven by  stronger-than-expected  earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S.  Global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize.  The European government bonds led performance in this sector.  U.S. Treasuries also bolstered performance.  The energy sector was negative for the quarter with slight gains achieved in June.  Prices across this sector were range-bound earlier in the quarter until increased terrorism fears combined with lower supplies in petroleum-based products provided direction.  The metals sector started the quarter on a positive note, moved negatively mid-quarter to flat at quarter-end.  Volatility and whipsaw prices were most pronounced in copper, gold and silver and affected overall sector performance.  The agriculture sector was negative for the quarter.  Like the metals sector, the agriculture sector started on a positive note and moved to negative and then to flat at quarter-end.  Most losses, at different intervals, were in Chicago Board of Trade (“CBOT”) wheat, corn, New York coffee and corn.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2009 and 2008.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2009, the Trust’s average total capitalization was approximately $74.7 million, and during fiscal year 2008, the Trust’s average total capitalization was approximately $81.6 million.

FISCAL YEAR 2009

	Highest	Lowest	Average	% of
Market	Value	Value	Value	Average
Sector	at Risk*	at Risk*	at Risk*	Capitalization**

Agriculture	$1.9	$0.6	$1.1	1.5%
Currencies	$1.2	$0.2	$0.6	0.8%
Energies	$1.3	$0.2	$0.3	0.4%
Indices	$1.3	$0.1	$0.5	0.6%
Interest Rates	$1.7	$0.5	$1.0	1.4%
Metals	$3.1	$0.5	$2.5	3.3%

Total	$10.6	$2.1	$6.0	8.0%

FISCAL YEAR 2008

	Highest	Lowest	Average	% of
Market	Value	Value	Value	Average
Sector	at Risk*	at Risk*	at Risk*	Capitalization**

Agriculture	$3.6	$1.1	$1.2	1.5%
Currencies	$3.7	$0.2	$1.6	2.0%
Energies	$3.3	$0.5	$1.3	1.6%
Indices	$1.8	$0.0	$0.9	1.1%
Interest Rates	$4.9	$1.5	$1.6	2.0%
Metals	$3.2	$0.5	$0.8	1.0%

Total	$20.5	$3.8	$7.4	9.2%

*   Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year.  All amounts represent millions of dollars committed to margin. Averages stated above do not account for margin offsetting.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds substantially all of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 80% of the four-week Treasury Bill rate.  As of December 31, 2009 and December 31, 2008, the Trust had approximately $59.5 million and $83.5 million, respectively, in cash on deposit with RJO.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2009, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/pound, dollar/Canadian dollar positions, and recently dollar/Australian dollar, dollar/Mexican peso and exposure to cross-rates positions such as euro/yen and euro/pound positions.

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

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2009, the Trust’s primary exposure was in the Mini-NASDAQ (U.S.) and the EURO-STOXX 50 (Germany). The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust trade mainly precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa,  sugar, coffee, soybeans, live cattle and cotton accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2009. To a lesser extent and in the past, the Trust has had market exposure to wheat, orange juice, milk and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2009 and December 31, 2008.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, British pounds and Canadian dollar.

Cash Position.  The Trust held substantially all its assets in cash at R.J. O’Brien & Associates, earning interest at 75% of the average four-week Treasury Bill rate (calculated daily) until April 30, 2009. As of May 1, 2009, the Trust earned 80% of the average four-week Treasury Bill rate. By the second or third business day of each month, RJO credits the Trust’s account holding U.S. dollar deposits with interest at the above mentioned rates.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.

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

Risk Management

The information below outlines the general risk management practices of each Advisor. These descriptions are not intended to be exhaustive. For a detailed description of the risks associated with the management practices of each Advisor, see the section entitled “The Trading Advisors” set forth in the Prospectus dated May 1, 2009, and filed with the SEC on May 1, 2009 (Registration Number 333-146177), and incorporated into this Form 10-K by reference and the Supplement dated February 1, 2010 and filed with the SEC February 1, 2010 (Registration Number 333-146177) and incorporated into this Form 10-K by reference.

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

Conquest Capital: CCG sets its trade size on a security inversely proportional to the level of recent volatility of the security.  Each new position for a market is sized by calculating the number of contracts that would provide the desired dollar volatility for that market for that system.  CCG uses price volatility instead of return volatility in its calculations and does not implement pyramiding, scaling out of positions, and other methods of trading the equity curve as part of its portfolio management rules.

CCG applies  disciplined risk control methods to its Macro trading program, which are incorporated in the stop-loss and position size calculation for CCG systems.  CCG selects the level of exposure for the Macro program so that the maximum hypothetical drawdown is below acceptable real-time drawdown levels.  CCG selects from the following risk measures:  price volatility of positions at the time of entry, maximum per trade risk from entry to stop, maximum per trade risk from closing price to stop, portfolio maximum daily loss, portfolio maximum consecutive daily drawdown, standard deviation of portfolio daily returns, slippage as percentage of return, and liquidity.

CCG’s trading programs have volatility-based stops for positions in the market.  Position sizes are based on price volatility to equalize risk at the trade initiation time for all markets within each trading program.

Global Advisors (Jersey) Limited: GAJL  and its principals believe that money management discipline is a vital element of any trading program.  This discipline is comprised of the following major components which are utilized in the program:

1.	Diversification

GAJL trades primarily U.S. exchange-traded commodity futures and options on futures contracts, and may trade on any United States and non-United States exchange that has been designated as a “contract market” by the CFTC and on certain other non-United States exchanges.  “Commodity interests” include, but are not limited to, contracts on and for physical commodities, currencies, money market instruments and items which are now, or may hereafter be, the subject of trading futures contracts, swaps, and other commodity-related contracts.  GAJL may also trade the cash and forward markets, including the interbank market and exchange of futures for physicals  for its client accounts.

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

GAJL estimates that for the program, which targets 10% annualized volatility, approximately 5%-10% of a client account’s net asset value on both an intraday and overnight basis will be committed to margin at any one time.  However, margin usage may, from time to time, be greater or less than this range, depending on market conditions, current margin requirements and changes in account equity.

3.	Client Rebalancing

GAJL seeks to ensure that market risk and return are appropriately balanced across clients in proportion to each client's account equity.  GAJL regularly balances clients' exposure to net position in each futures contract or option on futures contract, accordingly.

Trades are allocated during the month on a ticket-by-ticket basis according to volume and price sequence parameters, determined near the beginning of the month with client account equities.  As the program's net contract positions are added to or reduced, each client's exposure to the program’s net position in a contract under this method may not exactly equal its proportionate level of risk as represented by its account equity.  To correct these risk imbalances, at its discretion, GAJL makes trades on a regular basis which rebalance client account risks to what they should be, given each client's account equity.  GAJL may simultaneously reduce a position for one client while adding to a position for another client at prevailing market prices to adjust each client’s risk to its appropriate level, given their account size as a proportion of the program’s overall assets under management.  Discretion includes employing knowledge of a contract's volatility and the size of the necessary rebalancing trades, and balancing that need with the desire to minimize slippage and commissions for clients.  Near the beginning of each month, GAJL rebalances each client account to reflect their proportion of the net equity in the program.

Haar Capital Management:  HCM utilizes certain risk management tools, including stop-loss orders and portfolio diversification.  HCM also manages risk by varying the size of positions based in part on an assessment of market volatility.  To manage these risks, HCM evaluates the volatility and correlation across multiple markets, as well as projected price behavior in response to specific market-moving events, consistent with managing longer-term risks and evaluating longer-term trends.  No assurances can be made, however, that the historical market correlations will occur or persist in all market conditions.

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

NuWave Investment Management: In addition to the subjective decision making authority reserved for its principals, NW also maintains certain risk management procedures for determining the appropriate quantity of contracts to be traded for an account of a given size and for all accounts.  NW may adjust its trading portfolios and the position size of an order prior to placement, and/or after the initial position is established, based on such factors as past market volatility, prices of commodities, amount of risk, potential return and margin requirements.  The decision not to trade a certain futures interest at certain times or to reduce the number of contracts traded in a particular futures interest may result in missing significant profit opportunities that otherwise might have been captured if NW depended solely on the computer-based aspects of its trading strategy or on different trading strategies altogether.

NW may, at its discretion, adjust leverage in certain markets or entire portfolios.  Adjustments to certain positions or entire portfolios for leverage may positively or negatively affect performance.  In addition, if an adjustment is made to one trading portfolio it is not necessarily made to all portfolios.  Factors which may affect the decision to adjust leverage include research, portfolio diversification, current market volatility, risk exposure, subjective judgment, and evaluation of other general market conditions.  No assurance is given that such leverage adjustments will be financially beneficial, and such leverage adjustments may actually result in lost opportunities or substantial losses.

New client accounts such as the Trust may encounter certain risks related to the initial investment of assets during account start-up periods.  For example, during an account’s start-up period, the level of diversification may be lower than a previously existing account with a fully committed and diversified portfolio.  Also, a new account may commence trading in markets which have experienced price movement in the account’s favor but then subsequently retrace.

Since NW considers preservation of initial assets paramount to producing trading results, NW employs risk management techniques in an effort to reduce risk. These techniques include attempts to trade multiple uncorrelated markets in an effort to diversify as well as to limit the equity committed to each market and market sector.  In addition, NW prefers to initiate new client accounts following periods of negative performance in order to protect initial capital.  No assurance can be given that such techniques will be financially beneficial, and such techniques may actually result in lost opportunities or substantial losses.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Total Trading Revenues (Loss)	$(2,140,261)	$(765,378)	$(188,857)	$(1,626,486)
Total Trading Expenses	1,652,338	1,296,651	1,344,653	1,217,881
Trading Income (Loss)	(3,792,599)	(2,062,029)	(1,533,510)	(2,844,367)
Non-Trading Income (Loss)	(489,501)	2,305,261	(669,858)	157,084
Net Income (Loss)	$(4,282,100)	$243,232	$(2,203,368)	$(2,687,283)

Net Income (Loss) per Trading Unit
Class A	$(5.79)	$(3.33)	$(2.57)	$(4.86)
Class B	$(5.22)	$(2.79)	$(2.06)	$(4.41)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008	2008	2008	2008
Total Trading Revenues (Loss)	$21,191,546	$1,247,596	$(3,189,212)	$19,070,748
Total Trading Expenses	1,724,515	1,660,935	1,598,257	5,447,926
Trading Income (Loss)	19,467,031	(413,339)	(4,787,469)	13,622,822
Non-Trading Income (Loss)	934,473	450,677	(113,413)	535,080
Net Income (Loss)	$20,401,504	$37,338	$(4,900,882)	$14,157,902

Net Income (Loss) per Trading Unit	$23.22	$(0.41)	$(5.95)	$17.84

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC., the Managing Owner of the Trust at the time this annual report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2009.

Management's Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2009.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2009, the Trust's internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

There are no directors or executive officers of the Trust.  As of December 31, 2009, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC (“RJOFM”). The officers and directors of the Managing Owner as of December 31, 2009 were as follows:

R.J. O’Brien Fund Management, LLC

Gerald Corcoran is Chief Executive Officer and Director of RJOFM: Gerry Corcoran was appointed Chief Executive Officer of RJO in June 2000 and was appointed as Chief Executive Officer of RJOFM in November of 2006.  He joined the RJO family in 1987 as Chief Financial Officer and served as Chief Operating Officer, a position he was promoted to in 1992.  He is also a member of the Board of Directors.  Prior to joining RJO, Mr. Corcoran served as controller for the Chicago Sun-Times, the nation’s seventh largest daily newspaper.  He is a former member of the Chicago Mercantile Exchange where he served on the Clearing House Committee.  Mr. Corcoran also serves on the Board of Directors of the Futures Industry Association (“FIA”) and the National Futures Association (“NFA”).  Mr. Corcoran has a Bachelor of Business Administration from Loyola University and is a Certified Public Accountant.

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

Annette A. Cazenave is Senior Vice President and Director of RJOFM:  With RJOFM’s purchase of RCMI in December of 2006, Ms. Cazenave joined RJOFM with over twenty-six years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms. Cazenave joined Cargill in March of 2004.  Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).  Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm.  Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993).  Ms. Cazenave began her career in 1979 as a sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust does not have any directors or officers of its own and no person is known to the Trust to beneficially own more than 10% or the outstanding units.

Audit Committee

The Managing Owner created an audit committee on August 27, 2008.  The audit committee with respect to the Trust is comprised of Gerald Corcoran, Thomas Anderson and Jamal Oulhadj.  None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  Therefore, there is no Audit Committee Financial Expert.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2009, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2009, the Managing Owner beneficially held an ownership of $1,201,090 (which is the equivalent of 11,679 units) or approximately 2.04% of the ownership of the Trust as of that date.

(c)
As of December 31, 2009, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.

Item 14.  Principal Accounting Fees and Services

(a)	Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm, $215,691 (which includes SOX 404 attestation work required during 2009) and $149,601 respectively for the 2009 and 2008 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements filed with the Trust’s Form 10-Ks, the review of financial statements included in the Trust’s Form 10-Q filings and review of other SEC filings.

(b)	Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2009 or 2008 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2009 or 2008 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $125,000 for such services for 2009 and $135,000 for such services for 2008.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

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

Part IV

Item 15.  Exhibits, Financial Statements and Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.

c.	Condensed Consolidated Schedules of Investments as of December 31, 2009 and 2008.

d.	Consolidated Statements of Operations, for the years ended December 31, 2009, 2008 and 2007.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2009, 2008 and 2007.

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01
Second Amended and Restated Selling Agreement, dated as of November 5, 2008, among R.J. O’Brien  Securities, LLC (the “Lead Selling Agent”), RJO Global Trust (the “Registrant”), R.J. O’Brien Fund Management LLC. (the “Managing Owner”) (1)

3.01	Eighth Amended and Restated Declaration and Agreement of Trust, dated as of September 26, 2008 (2)

3.02	First Amendment to the Eighth Amended and Restated Declaration and Agreement of Trust, dated February 5, 2010 (3)

3.03	Restated Certificate of Trust (4)

10.01	Form of Subscription Agreement and Power of Attorney (2)

10.02*	Amended and Restated Advisory Agreement, made as of September 16, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and John W. Henry & Company, Inc. (5)

10.03*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Abraham Trading, L.P. (5)

10.04*	Advisory Agreement, made as of February 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and NuWave Investment Management, LLC (1)

10.05*	Advisory Agreement, made as of June 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Advisors (Jersey) Limited (6)

10.06*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Conquest Capital, LLC (6)

10.07*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Haar Capital Management, LLC (6)

10.08	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated as of September 27, 2006 (7)

13.01	Annual Report to Unitholders for Fiscal Year 2008

14.01	R.J. O’Brien Fund Management, LLC Code of Ethics

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer

32.01	Section 1350 Certification of Chief Executive Officer

32.02	Section 1350 Certification of Chief Financial Officer

*Confidential Treatment was requested and granted with respect to the omitted portions of these exhibits.

(1)    Incorporated by reference herein from the exhibit of the same description filed on March 30, 2009 with the Registrant’s annual report on Form 10-K.

(2)    Incorporated by reference herein from the exhibit of the same description filed on April 3, 2009 with Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

(3)    Incorporated by reference herein from the exhibit of the same description filed on February 8, 2010 on Form 8-K.

(4)    Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

(5)    Incorporated by reference herein from the exhibit of the same description filed on October 6, 2008 with Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

(6)    Incorporated by reference herein from the exhibit of the same description filed on August 14, 2009 with the Registrant’s quarterly report on Form 10-Q.

(7)    Incorporated by reference herein from the exhibit of the same description filed on 2008 July 5, 2007 with the Registrant’s annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC
(Managing Owner)

	By:	/s/ Thomas J Anderson
Thomas J Anderson
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 31, 2010, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Thomas J Anderson	Chief Financial Officer and Director
Thomas J Anderson	(principal financial and accounting officer)

/s/ Annette Cazenave	Senior Vice President and Director
Annette Cazenave