Form 10-Q
period 2010-03-31
RJO GLOBAL TRUST
filed 2010-05-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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
☐ Yes         ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2010	2009
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$55,051,802	$59,500,719
Unrealized gain on open contracts	1,022,429	767,006
Cash on deposit with bank	27,552	38,436
Cash on deposit with bank - Non-Trading	8,316,993	9,214,964
	64,418,776	69,521,125

Interest receivable	4,951	1,694
Total Assets	$64,423,727	$69,522,819

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$157,755	$169,886
Accrued management fees	78,986	85,057
Accrued incentive fees	-	17,109
Accrued offering expenses	22,461	22,768
Accrued operating expenses	250,208	239,638
Redemptions payable - Trading	1,094,606	878,988
Accrued legal fees - Non-Trading	760,711	627,762
Accrued management fees to U.S. Bank - Non-Trading	30,725	18,426
Total liabilities	2,395,452	2,059,634

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners:
Class A (517,772 and 551,440 units outstanding at March 31, 2010 and December 31, 2009, respectively)	52,220,298	56,711,089
Class B (10,676 and 9,358 units outstanding at March 31, 2010 and December 31, 2009, respectively)	1,103,946	981,765
Managing owner (11,679 Class A units outstanding at March 31, 2010 and December 31, 2009)	1,177,944	1,201,090

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (476,907 and 512,964 units outstanding at March 31, 2010 and December 31, 2009, respectively)	1,578,562	1,933,873
Nonparticipating owners (1,796,381 and 1,760,324 units outstanding at March 31, 2010 and December 31, 2009, respectively)	5,947,525	6,635,368
Total unitholders' capital	62,028,275	67,463,185

Total Liabilities and Unitholders’ Capital	$64,423,727	$69,522,819

Net asset value per unit:
Trading:
Class A	$100.86	$102.84
Class B	$103.40	$104.91
LLC equity/Non-Trading	$3.31	$3.77

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of March 31, 2010
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (1.79%)
Futures Positions (0.84%)
Agriculture	207	$6,856,640	$(11,868)
Currency	241	49,747,356	53,029
Energy	80	6,520,307	38,697
Indices	61	34,110,698	26,149
Interest rates	230	881,672,020	(31,580)
Metals	210	94,351,160	443,846

Forward Positions (0.95%)
Currency	40,145,000	45,027,335	591,854

Total long positions		$1,118,285,516	$1,110,127

Short positions (-0.14%)
Future positions (0.16%)
Agriculture	370	$8,730,047	$326,382
Currency	90	11,972,625	158,893
Energy	66	2,953,127	92,655
Indices	45	4,917,795	5,376
Interest rates	140	446,038,121	(10,659)
Metals	82	11,934,096	(473,356)

Forward Positions (-0.30%)
Currency	30,580,000	34,368,263	(186,989)

Total short positions		$520,914,074	$(87,698)

Total unrealized gain on open contracts (1.65%)			$1,022,429
Cash on deposit with brokers (88.75%)			55,051,802
Cash on deposit with bank (13.45%)			8,344,545
Other liabilities in excess of assets (-3.85%)			(2,390,501)
Net assets (100.00%)			$62,028,275

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of December 31, 2009

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (1.69%)
Futures Positions (1.45%)
Agriculture	459	$14,175,201	$542,222
Currency	58	5,175,139	18,650
Energy	45	3,386,896	25,657
Indices	90	6,006,445	118,235
Interest rates	225	73,893,816	(167,286)
Metals	165	13,101,937	437,926

Forward Positions (0.24%)
Currency	25,375,000	28,588,150	162,279

Total long positions		$144,327,584	$1,137,683

Short positions (-0.55%)
Future positions (-0.31%)
Agriculture	142	$3,758,129	$(12,859)
Currency	50	6,823,909	61,052
Energy	17	2,077,755	(72,953)
Indices	35	2,261,654	(1,017)
Interest rates	292	78,210,549	102,023
Metals	62	5,294,294	(284,081)

Forward Positions (-0.24%)
Currency	21,765,000	23,079,582	(162,842)

Total short positions		$121,505,872	$(370,677)

Total unrealized gain on open contracts (1.14%)			$767,006
Cash on deposit and open contracts with brokers (88.20%)			59,500,719
Cash on deposit with bank (13.72%)			9,253,400
Other liabilities in excess of assets (-3.06%)			(2,057,940)
Net assets (100.00%)			$67,463,185

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended March 31,
	2010	2009
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(262,721)	$(1,322,728)
Change in unrealized gain (loss) on open positions	255,422	(810,591)
Foreign currency transaction gain (loss)	(13,247)	(26,054)
Total Trading gain (loss)	(20,546)	(2,159,373)

Investment Income:
Interest income	6,928	19,112

Expenses:
Commissions - Class A	599,037	732,175
Commissions - Class B	3,547	4,814
Management fees	240,906	333,507
Incentive fees	-	13,164
Ongoing offering expenses	20,000	103,000
Operating expenses	270,000	465,678
Total expenses	1,133,490	1,652,338

Trading income (loss)	(1,147,108)	(3,792,599)

Non-Trading income (loss):
Interest on Non-Trading reserve	2,182	3,050
Collections in excess of impaired value	-	-
Legal and administrative fees	(958,681)	(385,999)
Management fees paid to US Bank	(86,655)	(106,552)
Non-Trading income (loss)	(1,043,154)	(489,501)

Net income (loss)	$(2,190,262)	$(4,282,100)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2010
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	551,440	$56,711,089	9,358	$981,765	11,679	$1,201,090
Trading income (loss)	-	(1,111,964)	-	(11,998)	-	(23,146)
Unitholders’ contributions	3,077	309,800	1,899	194,000	-	-
Transfers from Class A to Class B	(303)	(30,553)	296	30,553	-	-
Unitholders’ redemptions	(36,442)	(3,658,074)	(877)	(90,374)	-	-
Balances at March 31, 2010	517,772	$52,220,298	10,676	$1,103,946	11,679	$1,177,944

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2009	572,477	$58,893,944
Trading income (loss)	-	(1,147,108)
Unitholders’ contributions	4,976	503,800
Transfers from Class A to Class B	(7)	-
Unitholders’ redemptions	(37,319)	(3,748,448)
Balances at March 31, 2010	540,127	$54,502,188

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	512,964	$1,933,873	1,760,324	$6,635,368	2,273,288	$8,569,241
Non-Trading income (loss)	-	(234,520)	-	(808,634)	-	(1,043,154)
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(36,057)	(120,791)	36,057	120,791	-	-
Unitholders' distribution	-	-	-	-	-	-
Balances at March 31, 2010	476,907	$1,578,562	1,796,381	$5,947,525	2,273,288	$7,526,087

Total Unitholders Capital at March 31, 2010						$62,028,275
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2009	$102.84	$104.91	$3.77
Net change per unit	(1.98)	(1.51)	(0.46)
Net asset value per unit at March 31, 2010	$100.86	$103.40	$3.31

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

(1)    General Information and Summary

RJO Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors.  Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust.  R.J. O’Brien & Associates, LLC (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.  R.J. O’Brien Securities, LLC (“Selling Agent”) is the lead selling agent of the units.

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”.)  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of March 31, 2010, the Advisors consisted of JWH, NW, ATC, GAJL, CCG, and HCM.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed its latest registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177).  This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008, Post-Effective Amendment No. 4 on Form S-1, filed with the SEC on April 3, 2009 with  Supplements to Post-Effective Amendment No. 4 filed with the SEC July 1, 2009 and February 1, 2010, and Post-Effective Amendment No. 5  on Form S-1, filed with the SEC on April 7, 2010.

Prior to December 12, 2008, the Trust only offered one class of units for subscription.  As described in the Trust’s Post-Effective Amendment No. 4 on Form S-1, the Trust now offers two classes of units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B interests are traded pursuant to identical trading programs and differ only in respect to selling commissions.  See Note (9) for further detail regarding commissions.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decrease in the net asset value to less than $2,500,000; (8) a decline in the net asset value per unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

The LLC compensates US Bank, as manager, the following:  (1) an annual fee of $25,000, (2) a distribution fee of $25,000 per distribution, (3) out-of-pocket expenses, and (4) an hourly fee for all personnel at the then expected hourly rate ($350 per hour at execution of agreement)

See Note (6) for further detail regarding collection and distribution activity related to the assets held at RCM.

(2)         Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust confirm to accounting principles generally accepted in the United States of America and to practices in the commodities industry.  The following is a description of the more significant of those policies that the Trust follows in preparing its consolidated financial statements.

(a)         Basis of Presentation

The accompanying unaudited consolidated financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations of the Trust for the periods presented have been included.

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

At March 31, 2009, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited. See Note (11) for Subsequent events.

(d)         Ongoing Offering Costs

Ongoing offering costs subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred. In anticipation of the offering for new subscriptions, $20,000 ongoing offering costs were accrued during the first three months of 2010.

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

Pursuant to the Trust’s agreements with the Advisors, each Advisor receives a monthly management fee at the rate of up to 0.167% (a 2.0% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month. These management fees were not paid on the LLC net assets.

The Trust also pays the Advisors a quarterly incentive fee equal to 20% of the “New Trading Profit”, if any, of the Trust. The incentive fee is based on the performance of each Advisor’s portion of the assets allocated to it. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

Net trading results from derivatives for the periods ended March 31, 2010 and 2009, are reflected in the statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at March 31, 2010 and December 31, 2009, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

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

(7)    Fair Value Measurements

In accordance with the Fair Value Measurements Topic of the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), the Trust established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2010 and December 31, 2009, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010
	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$617,564	$-	$-	$617,564
Forward currency positions	-	404,865	-	404,865

Total fair value	$617,564	$404,865	$-	$1,022,429

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Unrealized gain (loss) on open contracts:
Futures positions	$767,569	$-	$-	$767,569
Forward currency positions	-	(563)	-	(563)

Total fair value	$767,569	$(563)	$-	$767,006

There were no significant transfers in or out of Level 1 and Level 2 fair value measurements.

(8)  Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to ACS Securities Services, Inc. or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust, as amended, contains a full description of redemption and distribution policies.

Subscriptions

An investor may purchase units in the Trust effective the first business day of any month based on the Net Asset Value per unit on the last business day of the previous month.  A correctly completed and signed subscription form with the corresponding funds must be received by ACS Securities Services, Inc. (“Escrow Agent”) no later than five business days before each month end.  If the forms are completed accurately, the investor’s subscription is accepted and the units purchased become invested on the first business day of the following month.  If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the Escrow Agent.  Likewise if a subscription form is received without the funds by the fifth business day before the end of the month, the subscription request is rejected.  If funds are received without a subscription form, the funds are returned to the investor.  If a subscription is accepted, 100% of the investment amount is invested as of the effective date.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust, as amended, and its Prospectus contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

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

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Clearing Broker	Clearing, NFA, and exchange fees	Estimated 1.22% - 1.42%, capped at 1.57%	Estimated 1.22% - 1.42%, capped at 1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%
Totals		4.65% to 5.00%	2.65% to 3.00%

In accordance with the Financial Industry Regulatory Authority (“FINRA”) regulations, underwriting expenses, including selling commissions, are limited to 10% of either the existing net asset values for all units of record as of November 1, 2008, or 10% of original subscription price for any new subscriptions thereafter.  Once the maximum amount of underwriting compensation has been met, the Trust will issue an additional class of units which will be charged no selling commissions or underwriting expenses.

Commissions were not paid with respect to the LLC net assets.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month periods ended March 31, 2010 and 2009.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2010	2009	2010	2009
Per share operating performance:
Net asset value of Trading units, beginning of year	$102.84	$119.39	$104.91	$119.39
Total Trading income (loss):
Trading gain (loss)	(0.04)	(3.28)	(0.04)	(3.46)
Investment income	0.01	0.03	0.01	0.03
Expenses	(1.95)	(2.54)	(1.48)	(1.80)
Trading income (loss)	(1.98)	(5.79)	(1.51)	(5.23)
Net asset value of Trading units, end of year	$100.86	$113.60	$103.40	$114.16

Total return:
Total return before incentive fees	(1.96)%	(5.10)%	(1.46)%	(4.58)%
Less incentive fee allocations	0.00%	(0.02)%	0.00%	0.00%
Total return	(1.96)%	(5.12)%	(1.46)%	(4.58)%

Ratios to average net assets:
Trading income (loss)	(2.01)%	(2.85)%	(0.91)%	(2.91)%
Expenses:
Expenses, less incentive fees	(1.99)%	(2.20)%	(0.89)%	(1.61)%
Incentive fees	0.00%	(0.02)%	0.00%	0.00%
Total expenses	(1.99)%	(2.22)%	(0.91)%	(1.61)%

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2010 and 2009.

 (10)           Derivative Instruments and Hedging Activities.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2010
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$472,871	$(158,357)	$314,514
Currency	908,090	(291,303)	616,787
Energy	204,357	(73,005)	131,352
Indices	41,537	(10,012)	31,525
Interest Rates	50,890	(93,129)	(42,239)
Metals	703,330	(732,840)	(29,510)
	$2,381,075	$(1,358,646)	$1,022,429

As of December 31, 2009
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$590,976	$(61,613)	$529,363
Currency	284,224	(205,085)	79,140
Energy	43,233	(90,529)	(47,296)
Indices	126,513	(9,295)	117,218
Interest Rates	115,112	(180,375)	(65,263)
Metals	808,408	(654,563)	153,845
	$1,968,466	$(1,201,460)	$767,006

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statements of financial condition as of March 31, 2010 and December 31, 2009 respectively.

Trading gain (loss) for the following periods:

	Three months ended March 31,
Type of Futures Contracts	2010	2009
Agriculture	$(531,357)	$(433,304)
Currency	536,385	(332,666)
Energy	(108,180)	(128,124)
Indices	185,013	(465,304)
Interest Rates	101,262	(969,948)
Metals	(203,669)	169,973
	$(20,546)	$(2,159,373)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(11)      Subsequent Events

As of April 1, 2010, the Trust will earn 100% of the four-week Treasury bill on 100% of deposits denominated in U.S. dollars.

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

(b)      Liquidity

The Trust’s assets at March 31, 2010 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 80% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  The remaining 20% of the average four-week Treasury Bill rate is retained by R.J. O’Brien & Associates, LLC, the Trust’s clearing broker.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.    For the three months ended March 31, 2010 and 2009, the Trust has received or accrued to receive trading interest of $6,928 and $19,112, respectively.

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

(c)         Results of Operations

As of November 1, 2008, trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS, ATC, GALP, and PLP, pursuant to Advisory Agreements executed between the Trust and each Advisor.  Effective February 1, 2009, NW became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with GAJL to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based (UK) entity. As of June 30 2009, AIS was terminated as an Advisor to the Trust.  As of July 1, 2009, HCM and CCG became Advisors to the Trust.

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

JWH, ATC, GAJL, NW and CCG are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary Advisor, HCM, economic fundamentals and macroeconomic assessments were made.

The performance summaries set forth below outline certain major events and price trends which the Advisors’ programs have identified for the Trust during the quarters ended March 31, 2010, and March 31, 2009. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

Fiscal Quarter ended March 31, 2010

The Trust recorded net trading losses of $(1,147,108) or $(1.98) per trading unit for Class A units and a loss of $(1.51) per trading unit for Class B units in the first quarter of 2010 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2010, the Trust had gained 23.29% since its inception in June 1997.

On March 31, 2010, the Trust’s assets were allocated equally to the following Trading Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.66%).

An overall sell off in stocks and commodities was the most notable event during January.  The U.S. dollar strengthened during January despite some poor economic reports.  The U.S. dollar rally seemed to catch a number of market participants off guard. The stock market started the year strongly, but fell 8% from its intra month high to finish with a loss of 3.6% for the month. Crude oil fell 13% and gold fell 7% from their respective intra month highs. This paralleled the problems experienced by other commodity markets which had been hoping to see signs of improving domestic and international demand. The Trust fought through another difficult month. It has been one of the most difficult periods on record for managed futures strategies. Our managers remain committed to research and to improving their risk adjusted performance.  During the month, half of the managers made money. Those who did had less exposure to long-term trend following. The three profitable managers focused on shorter time frames or fundamental economic conditions of a few specific underlying markets.

After selling off aggressively in early February, the stock market rebounded to finish with a modest gain.  Commodity markets, lead by crude oil and gold, also gained ground during month.  Commodities and stocks continue to move with an uncharacteristically high degree of positive correlation.  For example, the charts for gold, crude oil, and the S&P 500 look very similar.  Each of the three markets finds itself in the middle of a wide trading range bordered by November 2009 highs and early February lows.  The only market that appears to be trending is the U.S. dollar.  It has strengthened 11% or more against the Euro, the British Pound, and the Swiss Franc.  The U.S. dollar however, has not strengthened against the Aussie Dollar, Japanese Yen, or Canadian Dollar.  The situation highlights European weakness as opposed to U.S. strength.  During the month NW and CCG made money.  GAJL and HCM were frustrated by choppy commodity markets.  JWH and ATC were also frustrated by a lack of follow through in downside moves that had begun developing in several sectors.

The stock market rose steadily during March and finished with a gain of almost 6%.  The U.S. dollar strengthened against the Euro as European financial problems appear to be worse than our own in terms of budget deficits and burgeoning government debt.  The U.S. dollar lost ground, however, against the Aussie Dollar and Canadian Dollar which both stand to strengthen from rising demand for their abundant natural resources.  Gold was weaker most of the month but a late rally leveled it for the month and for the year to date.  Crude oil was up almost 8% during March leaving it near the top of a $75 – $85 trading range that has persisted since November of last year.  Weakness in natural gas and the grain markets, due to concerns about oversupply, have created a drag on the commodity indices which remain in negative territory for the year to date. During the month HCM and NW lost a modest amount of money but each of the other four advisors were profitable. GAJL had the best month.  Their models had long positions in the petroleum based energy markets and short positions in the natural gas and grain markets.  There was consensus among our Advisors related to long-term interest rates with each Advisor registering short positions.  It should be noted that trading volume has begun to increase steadily over the last few months.  This should help our managers with the execution of their trading strategies.

Fiscal Quarter ended March 31, 2009

The Trust recorded net trading losses of $(3,792,599) or $(5.79) per trading unit for Class A units and $(5.23) per trading unit for Class B units in the first quarter of 2009 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2009, the Trust had gained 38.86% since its inception in June 1997.

On March 31, 2009, the Trust’s assets were allocated to the following Advisors as follows: ATC (27%), AIS (10%), GALP (18%), JWH (18%) and NW (27%).

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

The Advisors to the Trust who employ rule-based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These managers employ methods that vary widely in terms of investment time horizons.  Those with shorter-term outlooks did a little worse during January and February while the long-term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the managers with longer-term styles. The Advisors to the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.

It was a difficult quarter in general for the managed futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately eight out of every ten managers in the industry were showing negative year-to-date performance at quarter end.  This difficult period followed a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time, and the first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of managers is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act) as of March 31, 2010.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2010.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The LLC is pursuing certain claims with respect to assets of the Trust formerly held by RCM.  See “Notes to Consolidated Financial Statements – Note 1.”  There is no assurance that such efforts will result in additional recoveries.

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 filed on April 7, 2010 and declared effective April 30, 2010.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2010:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	9,436	877	$100.90	$103.10
February	16,233	-	$99.76	$102.11
March	10,773	-	$100.86	$103.40

Total	36,442	877

Class A units sold January 1, 2010  through March 31, 2010:  3,077
Class B units sold January 1, 2010 through March 31, 2010:  1,899
Units (Class A) unsold through March 31, 2010:  978,142 ($98,655,388)
Units (Class B) unsold through March 31, 2010:  978,142 ($98,655,388)
Aggregate price paid for units sold January 1, 2010 through March 31, 2010:  $503,800

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Eighth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 26, 2008.[1]

3.02	First Amendment to Eight Declaration and Agreement of Trust, dated as of February 5, 2010.[1]

3.03	Restated Certificate of Trust of the Registrant.[2]

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

1 Incorporated by reference herein from the exhibit of the same description filed on April 7, 2010 with Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

2 Incorporated by reference from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	May 14, 2010

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer