Form 10-Q
period 2010-06-30
RJO GLOBAL TRUST
filed 2010-08-13
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2010	2009
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$52,266,229	$59,500,719
Unrealized gain on open contracts	759,372	767,006
Cash on deposit with bank	22,352	38,436
Cash on deposit with bank - Non-Trading	23,516,867	9,214,964
	76,564,820	69,521,125

Interest receivable	4,609	1,694
Total Assets	$76,569,429	$69,522,819

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$149,029	$169,886
Accrued management fees	74,451	85,057
Accrued incentive fees	-	17,109
Accrued offering expenses	21,494	22,768
Accrued operating expenses	206,347	239,638
Redemptions payable - Trading	578,323	878,988
Accrued legal fees - Non-Trading	167,394	627,762
Accrued management fees to U.S. Bank - Non-Trading	24,324	18,426
Total liabilities	1,221,362	2,059,634

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners:
Class A (496,669 and 551,440 units outstanding at
June 30, 2010 and December 31, 2009, respectively)	49,648,980	56,711,089
Class B (11,700 and 9,358 units outstanding at
June 30, 2010 and December 31, 2009, respectively)	1,205,204	981,765
Managing owner (11,679 Class A units outstanding at
June 30, 2010 and December 31, 2009)	1,167,454	1,201,090

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (452,878 and 512,964 units outstanding at
June 30, 2010 and December 31, 2009, respectively)	4,646,527	1,933,873
Nonparticipating owners (1,820,410 and 1,760,324 units outstanding at
June 30, 2010 and December 31, 2009, respectively)	18,679,902	6,635,368
Total unitholders' capital	75,348,067	67,463,185

Total Liabilities and Unitholders’ Capital	$76,569,429	$69,522,819

Net asset value per unit:
Trading:
Class A	$99.96	$102.84
Class B	$103.00	$104.91
LLC equity/Non-Trading	$10.82	$3.77

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of June 30, 2010
UNAUDITED

	Number of	Principal	Value/open
	contracts	(notional)	trade equity
Long positions (-0.18%)
Futures Positions (0.28%)
Agriculture	181	$15,215,605	$(206,104)
Currency	183	27,402,556	(75,925)
Energy	70	18,145,044	(52,906)
Indices	161	7,753,848	448,265
Interest rates	329	93,997,996	60,242
Metals	63	5,804,776	40,450

Forward Positions (-0.46%)
Currency	30,150,000	32,797,421	(348,251)

Total long positions		$201,117,246	$(134,229)

Short positions (1.18%)
Future positions (0.73%)
Agriculture	159	$7,188,500	$84,366
Currency	129	7,281,039	148,091
Energy	62	2,320,518	13,807
Indices	263	16,797,039	290,622
Interest rates	82	6,335,127	(34,600)
Metals	56	2,648,160	53,515

Forward Positions (0.45%)
Currency	37,490,000	41,650,873	337,800

Total short positions		$84,221,256	$893,601

Total unrealized gain on open contracts (1.00%)			$759,372
Cash on deposit with brokers (69.37%)			52,266,229
Cash on deposit with bank (31.24%)			23,539,219
Other liabilities in excess of assets (-1.61%)			(1,216,753)
Net assets (100.00%)			$75,348,067

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

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$895,419	$(537,163)	$632,697	$(1,911,938)
Change in unrealized gain (loss) on open positions	(263,057)	(258,663)	(7,634)	(1,069,254)
Foreign currency transaction gain (loss)	(31,685)	20,271	(44,932)	46,264
Total Trading gain (loss)	600,677	(775,555)	580,131	(2,934,928)

Investment Income:
Interest income	16,980	10,177	23,908	29,289

Expenses:
Commissions - Class A	561,415	661,930	1,160,452	1,394,105
Commissions - Class B	4,293	3,332	7,840	8,146
Management fees	228,054	316,216	468,960	649,723
Incentive fees	-	(4,827)	-	8,337
Ongoing offering expenses	20,000	70,000	40,000	173,000
Operating expenses	270,000	250,000	540,000	715,678
Total expenses	1,083,762	1,296,651	2,217,252	2,948,989

Trading income (loss)	(466,105)	(2,062,029)	(1,613,213)	(5,854,628)

Non-Trading income (loss):
Interest on Non-Trading reserve	2,842	125	5,024	3,175
Collections in excess of impaired value	16,024,600	2,748,048	16,024,600	2,748,048
Legal and administrative fees	(152,010)	(347,878)	(1,110,691)	(733,876)
Management fees paid to US Bank	(75,090)	(95,034)	(161,745)	(201,587)
Non-Trading income (loss)	15,800,342	2,305,261	14,757,188	1,815,760

Net income (loss)	$15,334,237	$243,232	$13,143,975	$(4,038,868)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2010
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	551,440	$56,711,089	9,358	$981,765	11,679	$1,201,090
Net income	-	(1,562,948)	-	(16,629)	-	(33,636)
Unitholders’ contributions	8,748	883,204	2,586	265,000	-	-
Transfers from Class A to Class B	(649)	(65,443)	633	65,443	-	-
Unitholders’ redemptions	(62,870)	(6,316,922)	(877)	(90,374)	-	-
Balances at June 30, 2010	496,669	$49,648,980	11,700	$1,205,204	11,679	$1,167,454

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2009	572,477	$58,893,944
Net income	-	(1,613,213)
Unitholders’ contributions	11,333	1,148,204
Transfers from Class A to Class B	(15)	-
Unitholders’ redemptions	(63,746)	(6,407,297)
Balances at June 30, 2010	520,049	$52,021,638

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	512,964	$1,933,873	1,760,324	$6,635,368	2,273,288	$8,569,241
Net income	-	3,079,983	-	11,677,205	-	14,757,188
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(60,086)	(367,329)	60,086	367,329	-	-
Unitholders' distribution	-	-	-	-	-	-
Balances at June 30, 2010	452,878	$4,646,527	1,820,410	$18,679,902	2,273,288	$23,326,429

Total Unitholders Capital at June 30, 2010						$75,348,067
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2009	$102.84	$104.91	$3.77
Net change per unit	(2.88)	(1.91)	7.05
Net asset value per unit at June 30, 2010	$99.96	$103.00	$10.26

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of June 30, 2010, the Advisors consisted of JWH, NW, ATC, GAJL, CCG, and HCM.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM.  Any assets or liabilities held by the LLC are designated as “Non-Trading.”  Any revenue earned or expenses incurred by the LLC are also designated as “Non-Trading.”  The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM.  U.S. Bank National Association (“US Bank”) is the manager of the LLC.  US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as follows:

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

(a)         Basis of Presentation

The accompanying unaudited consolidated financial statements of the Trust have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations of the Trust for the periods presented have been included.

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

At June 30, 2010, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(3)         Fees

Management fees are accrued and paid monthly.  Incentive fees are accrued monthly and paid quarterly.  Trading decisions for the periods covered by these financial statements were made by the Advisors.

Pursuant to the Advisory Agreements, each Advisor receives a monthly management fee at the rate of up to 0.167% (a 2.0% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month.  These management fees were not paid on the LLC net assets.

The Trust also pays the Advisors a quarterly incentive fee equal to 20% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Advisor’s portion of the assets allocated to it. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

Net trading results from derivatives for the periods ended June 30, 2010 and 2009, are reflected in the statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts and forward contracts.

The notional amounts of open contracts at June 30, 2010 and December 31, 2009, as disclosed in the respective Condensed Consolidated Schedule of Investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the statement of financial condition.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investment in the Trust.

(6)         Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash, were transferred to a Non-Trading account.  On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets.  The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-

Totals	$45,846,013		$-	$28,882,751		$9,210,585	88,833	$7,967,152

*
The collection on June 4, 2010 was from a settlement agreement reached with Cargill, Inc. and Cargill Investor Services, Inc. (together,“Cargill”). The gross collection of $15,300,000 was reduced by $970,550, which represented Cargill’s percentage of distributions, as defined in the Settlement Agreement.

See Note 11 for subsequent events.

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2010 and December 31, 2009, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Unrealized gain (loss) on open contracts:
Futures positions	$769,822	$-	$-	$769,822
Forward currency positions	-	(10,450)	-	(10,450)

Total fair value	$769,822	$(10,450)	$-	$759,372

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Unrealized gain (loss) on open contracts:
Futures positions	$767,569	$-	$-	$767,569
Forward currency positions	-	(563)	-	(563)

Total fair value	$767,569	$(563)	$-	$767,006

There were no significant transfers in or out of Level 1 and Level 2 fair value measurements.

(8)         Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on five business days’ written notice to ACS Securities Services, Inc., the Trust’s administrator, or the Managing Owner.  Payment will generally be made within ten business days of the effective date of the redemption.  Any redemption made during the first eleven months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust, as amended, contains a full description of redemption and distribution policies.

Subscriptions

An investor may purchase units in the Trust effective the first business day of any month based on the Net Asset Value per unit on the last business day of the previous month.  A correctly completed and signed subscription form with the corresponding funds must be received by ACS Securities Services, Inc., the Trust’s administrator, no later than five business days before each month end.  If the forms are completed accurately, the investor’s subscription is accepted and the units purchased become invested on the first business day of the following month.  If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the administrator.  Likewise if a subscription form is received without the funds by the fifth business day before the end of the month, the subscription request is rejected.  If funds are received without a subscription form, the funds are returned to the investor.  If a subscription is accepted, 100% of the investment amount is invested as of the effective date.  The Trust’s Eighth Amended and Restated Declaration and Agreement of Trust, as amended, and its prospectus contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

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

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance for the six-month periods ended June 30, 2010 and 2009.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Per share operating performance:
Net asset value of Trading units, beginning of period	$100.86	$113.60	$103.40	$114.16	$102.84	$119.39	$104.91	$119.39
Total Trading income (loss):
Trading gain (loss)	1.14	(1.26)	0.93	(1.37)	1.19	(4.55)	0.74	(4.65)
Investment income	0.03	0.02	0.03	0.02	0.04	0.05	0.04	0.05
Expenses	(2.07)	(2.09)	(1.36)	(1.43)	(4.12)	(4.62)	(2.70)	(3.41)
Trading income (loss)	(0.90)	(3.33)	(0.40)	(2.78)	(2.88)	(9.12)	(1.91)	(8.01)
Net asset value of Trading units, end of period	99.96	110.27	103.00	111.38	99.96	110.27	103.00	111.38

Total return:
Total return before incentive fees	(0.90)%	(2.93)%	(0.39)%	(2.44)%	(2.88)%	(7.64)%	(1.85)%	(6.71)%
Less incentive fee allocations	0.00%	0.00%	0.00%	0.00%	0.00%	(0.02)%	0.00%	0.00%
Total return	(0.90)%	(2.93)%	(0.39)%	(2.44)%	(2.88)%	(7.66)%	(1.85)%	(6.71)%

Ratios to average net assets:
Trading income (loss)	1.13%	(3.00)%	(0.18)%	(2.36)%	1.05%	(8.12)%	1.01%	(7.19)%
Expenses:
Expenses, less incentive fees	(2.05)%	(1.89)%	(1.31)%	(1.27)%	(4.05)%	(4.10)%	(2.55)%	(3.06)%
Incentive fees	0.00%	0.00%	0.00%	0.00%	0.00%	(0.02)%	0.00%	0.00%
Total expenses	(2.05)%	(1.89)%	(1.31)%	(1.27)%	(4.05)%	(4.12)%	(2.55)%	(3.06)%

The calculations above do not include activity within the Trust's Non-Trading accounts.
The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six-month periods ended June 30, 2010 and 2009.

(10)       Derivative Instruments and Hedging Activities.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2010
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$226,141	(347,879)	$(121,738)
Currency	875,467	(813,752)	61,715
Energy	109,664	(148,763)	(39,099)
Indices	828,572	(89,685)	738,887
Interest Rates	339,555	(313,913)	25,642
Metals	267,197	(173,232)	93,965
	$2,646,596	$(1,887,224)	$759,372

As of December 31, 2009
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$590,975	(61,613)	$529,362
Currency	284,224	(205,085)	79,139
Energy	43,234	(90,529)	(47,295)
Indices	126,513	(9,295)	117,218
Interest Rates	115,112	(180,375)	(65,263)
Metals	808,408	(654,563)	153,845
	$1,968,466	$(1,201,460)	$767,006

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statements of financial condition as of June 30, 2010 and December 31, 2009 respectively.

Trading gain (loss) for the following periods:

	Three months ended June 30,			Six months ended June 30,
Type of Futures Contracts	2010	2009	Type of Futures Contracts	2010	2009
Agriculture	$(1,100,748)	$(281,395)	Agriculture	$(1,632,105)	$(691,590)
Currency	(399,022)	(352,138)	Currency	137,363	(507,472)
Energy	(470,356)	257,363	Energy	(578,536)	129,239
Indices	1,381,313	217,013	Indices	1,566,326	(218,075)
Interest Rates	1,750,823	(507,085)	Interest Rates	1,852,085	(1,729,450)
Metals	(561,333)	(109,313)	Metals	(765,002)	82,420
	$600,677	$(775,555)		$580,131	$(2,934,928)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(11)       Subsequent Events

On July 29, 2010, JWH Special Circumstances LLC distributed $8.80/unit (approximately $20,000,000) to all of its Class B members.  Those members who were still invested in the Trust received their pro rata share in new units of the Trust. $3,928,806.23 worth of new units were issued for August 1, 2010 investment.

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

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.  They have been immaterial to the Trust’s operation to date and are expected to continue to be so.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)         Liquidity

The Trust’s assets at June 30, 2010 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the six months ended June 30, 2010 and 2009, the Trust has received or accrued to receive trading interest of $23,908 and $29,289, respectively.

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

The performance summaries set forth below outline certain major events and price trends which the Advisors’ programs have identified for the Trust during the quarters ended June 30, 2010, and June 30, 2009. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

Fiscal Quarter ended June 30, 2010

The Trust recorded net trading losses of $(466,105) or $(0.90) per trading unit for Class A units and a loss of $(0.40) per trading unit for Class B units in the second quarter of 2010 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2010, the Trust (Class A units) had gained 22.19% since its inception in June 1997.  Class B units have lost (13.73)% since their inception in January of 2009.

On June 30, 2010, the Trust’s assets were allocated equally to the following Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.66%).

The stock market sold off aggressively on the last day of April but still managed a small gain for the month.  Weakness was tied to an evolving story with Goldman Sachs as the SEC announced a criminal investigation into the firm’s sales tactics.  European markets were weak for much of the month as debt issues in Greece have brought much focus on the economies and financial situations of other European Union countries.  Note that the Europe, Australasia, and Far East Index are negative for the year while the S&P 500 is up over 7%.  After creeping higher during much of March, long-term interest rates moved lower during the month.  The U.S. dollar remains a mixed story.  It has not kept pace with the strength in gold, the Australian dollar, or the Canadian dollar but it remains strong against the euro.  Gold and crude oil are both up about 5% for the year and actually made new highs for the year in April, while natural gas and grain markets remain in negative territory and are near their lows for the year.  The markets remained difficult for our Advisors to navigate.  Four of the Advisors had small profits but ATC and HCM lost a modest amount of money and that caused the Trust to turn into a negative month.  NW and CCG are profitable for the year-to-date.  The other four Advisors are down just slightly.  The split between the euro and other currencies is also a common theme among the Advisors.  At April 30, the majority is short the euro and long other currencies against the U.S. dollar.

After an April that saw mixed performance in the underlying equity markets, May was ruled by volatility and negative returns.  By some measures, the U.S. markets posted their worst May since 1940 and the markets had some of their largest intraday swings in history.  This volatility, as represented by the VIX, came into May at 22.05 and left the month at 32.07, while spiking to over 48 mid-month.  Crude oil lost 20% of its value during May and long-term interest rates fell to 50-year lows.  The U.S. dollar gained against the euro, rising almost 10% during the month.  Needless to say, the markets are very fluid and active at this point.  Three of our Advisors posted positive results during May.  The strong performance by CCG and NW was enough to lead the Trust to a positive month.  CCG was helped by a short position in the S&P 500.  NW was helped by quickly reversing its April stance to take short stock and energy positions in early May.  Our Advisors held long positions in long-term interest rates which were a positive for much of the month as long-term rates moved lower.

The stock market remained under pressure during June, losing just over 5%.  The market is down almost 7% for the year at the midway point of 2010.  The market sell-off was attributed to concerns over a possible double dip recession in the U.S.  The recovery in Europe seems to have stalled and concerns over the European Union members’ debt situations cast a favorable light on U.S debt markets where demand for U.S. treasuries drove yields to record lows for the two- and five-year notes.  The yield on the 10-year U.S. Treasury, while not a record low, finished the month at 2.9%, a level not seen since the dark days in the spring of 2009.  The U.S. dollar weakened a bit but the US Dollar Index remains up over 10% for the year.  Gold made a new high for the year at $1,270 per ounce, which was an all-time high in nominal dollar terms, but settled back to finish the month with a small gain.  Crude oil behaved in a similar pattern by firming early in the month then trailing off at month end in sympathy to the stock market’s weakness.  June was another tough month for the managed futures industry.  June also completed the fourth losing calendar quarter out of the last six quarters for the Barclay Top 50 CTA Index, which represents the performance of the top 50 commodity trading advisors in the industry in terms of assets under management.  The Barclay Top 50 CTA Index historically has been profitable in 63% of calendar quarters.  None of the Advisors to the Trust posted a profit during June.  NW and CCG remain positive on the year while the others are weathering the various markets’ gyrations.

Fiscal Quarter ended June 30, 2009

The Trust recorded net trading loss of $(2,062,029) or $(3.33) per unit for Class A units and $(2.78) per unit for Class B units in the second quarter of 2009.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of net asset value/unit pursuant to events of October, 2005, as the following excluded the Trust’s Non-Trading accounts.)  As of June 30, 2009, the Trust had gained 34.79% for Class A units since its inception in June 1997 and the Trust has lost (6.71)% for Class B units since its inception in January 2009.

Stocks climbed a wall of worry, as the old axiom states about bull markets, by posting a gain for a fourth consecutive month.  Stocks have rallied 42% from their low in early March.  This was their best three month showing since the 1930s.  To put the magnitude of the losses sustained by the market over the last year and a half in perspective, the S&P would have to gain another 62% from current levels to match the market high reached in October of 2007.  This seems like a tough task in light of long-term interest rates, which continued to rise during the quarter due to concerns over the expanding budget deficit, and its potential long-term inflationary implications.  Interest rates fell back at the end June, however, as markets digested tepid growth related statistics, and inflationary fears subsided.  This reversal took place after Treasury bond yields had risen more than 60% in five months.

Commodity markets began to firm in late April and were able to mount a rally during most of May.  Market worries over the inflationary implications of the government’s massive stimulus plan and other spending programs began to weaken the long-term Treasury markets.  With rates rising and the U.S. dollar weakening against major foreign currencies, commodities began to look like a good place to invest.  Historically commodities, during times of inflation or currency depreciation, have been a good store of value.  In June, however, commodities sold off and evidence is beginning to appear that would indicate that the lock step relationship between commodities and the stock market that has existed for the last year or so is beginning to break up.  In other words, commodity markets are beginning to respond to the economics affecting their own specific situation rather than moving in tandem with stock prices.  This would create more diverse market movements and would be a good thing for our strategies.

The second quarter continued to present a difficult environment as a whole for the managed futures industry.  The Barclay Top 50 CTA Index was down in two of the three months and lost approximately 2% during the quarter.  The index lost for consecutive quarters for only the third time since its creation in 1987.  The index has lost approximately 3.5% for the year-to-date.  The performance problem seems to lie in the unstable nature of the market environment from a time frame perspective.  Short-term systems focusing on moves lasting less than a week have struggled.  Long-term strategies focused on price moves that take months to evolve have refused to reverse.  This may pay off over time but for now it has created small losses.  Only intermediate term strategies focused on four to six week price movements have been able to adapt appropriately and capture profits.

Fiscal Quarter ended March 31, 2010

The Trust recorded net trading losses of $(1,147,108) or $(1.98) per trading unit for Class A units and a loss of $(1.51) per trading unit for Class B units in the first quarter of 2010 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2010, the Trust (Class A units) has gained 23.29% since inception in June 1997. Class B units have lost (13.39)% since inception in January 2009.

On March 31, 2010, the Trust’s assets were allocated equally to the following Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.66%).

An overall sell off in stocks and commodities was the most notable event during January.  The U.S. dollar strengthened during January despite some poor economic reports.  The U.S. dollar rally seemed to catch a number of market participants off guard. The stock market started the year strongly, but fell 8% from its intra month high to finish with a loss of 3.6% for the month.  Crude oil fell 13% and gold fell 7% from their respective intra month highs. This paralleled the problems experienced by other commodity markets which had been hoping to see signs of improving domestic and international demand. The Trust fought through another difficult month. It has been one of the most difficult periods on record for managed futures strategies.  Our Advisors remain committed to research and to improving their risk adjusted performance.  During the month, half of the Advisors made money. Those who did had less exposure to long-term trend following.  The three profitable Advisors focused on shorter-time frames or fundamental economic conditions of a few specific underlying markets.

After selling off aggressively in early February, the stock market rebounded to finish with a modest gain.  Commodity markets, lead by crude oil and gold, also gained ground during month.  Commodities and stocks continued to move with an uncharacteristically high degree of positive correlation.  For example, the charts for gold, crude oil, and the S&P 500 look very similar.  Each of the three markets finds itself in the middle of a wide trading range bordered by November 2009 highs and early February lows.  The only market that appears to be trending is the U.S. dollar.  It has strengthened 11% or more against the euro, the British pound, and the Swiss franc.  The U.S. dollar however, has not strengthened against the Australian dollar, Japanese yen, or Canadian dollar.  The situation highlights European weakness as opposed to U.S. strength.  During the month NW and CCG made money.  GAJL and HCM were frustrated by choppy commodity markets.  JWH and ATC were also frustrated by a lack of follow through in downside moves that had begun developing in several sectors.

The stock market rose steadily during March and finished with a gain of almost 6%.  The U.S. dollar strengthened against the euro as European financial problems appear to be worse than our own in terms of budget deficits and burgeoning government debt.  The U.S. dollar lost ground, however, against the Australian dollar and Canadian dollar which both stand to strengthen from rising demand for their abundant natural resources.  Gold was weaker most of the month but a late rally leveled it for the month and for the year-to-date.  Crude oil was up almost 8% during March leaving it near the top of a $75 – $85 trading range that has persisted since November of last year.  Weakness in natural gas and the grain markets, due to concerns about oversupply, have created a drag on the commodity indices which remain in negative territory for the year-to-date.  During the month HCM and NW lost a modest amount of money but each of the other four advisors were profitable.  GAJL had the best month.  Their models had long positions in the petroleum based energy markets and short positions in the natural gas and grain markets.  There was consensus among our Advisors related to long-term interest rates with each Advisor registering short positions.  It should be noted that trading volume has begun to increase steadily over the last few months.  This should help our Advisors with the execution of their trading strategies.

Fiscal Quarter ended March 31, 2009

The Trust recorded net trading losses of $(3,792,599) or $(5.79) per trading unit for Class A units and $(5.23) per trading unit for Class B units in the first quarter of 2009 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2009, the Trust (Class A units) has gained 38.86% since inception in June 1997. Class B units have lost (4.38)% since inception in January 2009.

On March 31, 2009, the Trust’s assets were allocated to the following Advisors as follows: ATC (27%), AIS (10%), GALP (18%), JWH (18%) and NW (27%).

The first quarter of 2009 began much as the fourth quarter of 2008 ended, with continued broad market volatility.  Stock markets and commodity markets remained under pressure and declined in lock step during January, February, and early March.  Prices reversed and began climbing during the first week of March as negative sentiment on the part of investors appeared to be at its highest.  Correlation between commodity prices and stock prices, with few exceptions, remained unusually high during the quarter.  The U.S. dollar had an almost exact inverse relationship to stock and commodity prices during the quarter.  It actually strengthened against most major foreign currencies as stocks and commodities sold off and then began to weaken after stocks and commodities bottomed out.  The results of fixed income markets during the quarter told two stories.  Short-term rates remained low and in choppy markets as the Federal Reserve left Fed Fund targets in the 0% to 0.25% range.  Long-term rates, however, edged higher in January and February as concerns over the inflationary impact of the government’s stimulus packages drove down note and bond prices.  Bond and note holders received a big boost, however, in late March when the Fed signaled that it would buy an enormous amount of medium- and long-term notes in an effort to keep mortgage rates low and to maintain a high level of liquidity in the markets.

The Advisors to the Trust who employ rule-based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These Advisors employ methods that vary widely in terms of investment time horizons.  Those with shorter-term outlooks did a little worse during January and February while the long-term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the Advisors with longer-term styles. The Advisors to the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.

It was a difficult quarter in general for the managed futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately eight out of every ten managers in the industry were showing negative year-to-date performance at quarter end.  This difficult period followed a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time, and the first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of Advisors is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2010.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the second quarter of 2010:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	10,394	-	$100.38	$103.09
May	10,306	-	$101.20	$104.11
June	5,728	-	$99.96	$103.00

Total	26,428	-

Class A units sold January 1, 2010 through June 30, 2010: 8,748
Class B units sold January 1, 2010 through June 30, 2010: 2,586
Units (Class A) unsold through June 30, 2010:  971,784 ($97,139,528)
Units (Class B) unsold through June 30, 2010: 971,784 ($100,093,752)
Aggregate price paid for units sold January 1, 2010 through June 30, 2010: $1,148,204

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

RJO Global Trust

Date:	August 13, 2010

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Chief Financial Officer and duly authorized officer