Form 10-Q
period 2010-09-30
RJO GLOBAL TRUST
filed 2010-11-12
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	December 31,
	2010	2009
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$54,177,135	$59,500,719
Unrealized gain on open contracts	1,835,271	767,006
Purchased options on futures contracts (premiums paid - $ 206,000)	142,800	-
Total due from brokers	56,155,206	60,267,725

Cash on deposit with bank	12,866	38,436
Interest receivable	5,171	1,694
Cash on deposit with bank - Non-Trading	3,702,032	9,214,964
Prepaid expenses - Non-trading	78,182	-

Total Assets	$59,953,457	$69,522,819

Liabilities and Unitholders' Capital
Liabilities:
Accrued commissions	$157,070	$169,886
Accrued management fees	79,341	85,057
Accrued incentive fees	161	17,109
Accrued offering expenses	15,377	22,768
Accrued operating expenses	359,816	239,638
Redemptions payable - Trading	748,180	878,988
Accrued legal fees - Non-Trading	-	627,762
Accrued management fees to U.S. Bank - Non-Trading	22,511	18,426
Distribution payable - Non-Trading	329,592	-
Total liabilities	1,712,048	2,059,634

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners:
Class A (518,900 and 551,440 units outstanding at September 30, 2010 and December 31, 2009, respectively)	52,312,292	56,711,089
Class B (12,676 and 9,358 units outstanding at September 30, 2010 and December 31, 2009, respectively)	1,323,422	981,765
Managing owner (11,679 Class A units outstanding at September 30, 2010 and December 31, 2009)	1,177,360	1,201,090

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (436,380 and 512,964 units outstanding at September 30, 2010 and December 31, 2009, respectively)	658,104	1,933,873
Nonparticipating owners (1,836,908 and 1,760,324 units outstanding at September 30, 2010 and December 31, 2009, respectively)	2,770,231	6,635,368
Total unitholders' capital	58,241,409	67,463,185

Total Liabilities and Unitholders’ Capital	$59,953,457	$69,522,819

Net asset value per unit:
Trading:
Class A	$100.81	$102.84
Class B	$104.40	$104.91
LLC equity/Non-Trading	$1.51	$3.77

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of September 30, 2010
UNAUDITED

	Number of	Principal
	contracts	(notional)	Fair value
Long positions (5.16%)
Futures Positions (5.17%)
Agriculture	578	$18,174,841	$1,076,231
Currency	328	65,762,329	297,518
Energy	61	4,115,424	102,810
Indices	91	6,763,266	242,119
Interest rates	217	47,410,044	167,182
Metals	388	59,072,072	1,123,099

Forward Positions (-0.01%)
Currency	26,880,000	31,172,578	(5,243)

Total long positions		$232,470,554	$3,003,716

Short positions (-2.01%)
Future positions (-1.95%)
Agriculture	75	$2,471,867	$(136,504)
Energy	92	6,097,556	(108,066)
Indices	56	4,238,472	(5,138)
Interest rates	22	7,945,299	(278)
Metals	103	8,556,522	(882,708)

Forward Positions (-0.06%)
Currency	26,955,000	31,157,279	(35,751)

Total short positions		$60,466,995	$(1,168,445)

Total unrealized gain on open contracts (3.15%)			$1,835,271

Long put options on future contracts (0.25%)
Indices (premiums paid - $ 206,000)	80		$142,800

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments
as of December 31, 2009

	Number of	Principal
	contracts	(notional)	Fair value
Long positions (1.69%)
Futures Positions (1.45%)
Agriculture	459	$14,175,201	$542,222
Currency	58	5,175,139	18,650
Energy	45	3,386,896	25,657
Indices	90	6,006,445	118,235
Interest rates	225	73,893,816	(167,286)
Metals	165	13,101,937	437,926

Forward Positions (0.24%)
Currency	25,375,000	28,588,150	162,279

Total long positions		$144,327,584	$1,137,683

Short positions (-0.55%)
Future positions (-0.31%)
Agriculture	142	$3,758,129	$(12,859)
Currency	50	6,823,909	61,052
Energy	17	2,077,755	(72,953)
Indices	35	2,261,654	(1,017)
Interest rates	292	78,210,549	102,023
Metals	62	5,294,294	(284,081)

Forward Positions (-0.24%)
Currency	21,765,000	23,079,582	(162,842)

Total short positions		$121,505,872	$(370,677)

Total unrealized gain on open contracts (1.14%)			$767,006

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$626,298	$(1,535,233)	$1,258,995	$(3,447,170)
Change in unrealized gain (loss) on open positions	1,012,699	1,257,461	1,005,065	188,207
Foreign currency transaction gain (loss)	(8,473)	74,206	(53,405)	120,470
Total Trading gain (loss)	1,630,524	(203,566)	2,210,655	(3,138,493)

Investment Income:
Interest income	18,744	14,709	42,652	43,998

Expenses:
Commissions - Class A	560,394	669,700	1,720,846	2,063,805
Commissions - Class B	4,721	3,176	12,561	11,322
Management fees	230,043	278,075	699,002	927,798
Incentive fees	161	28,702	161	37,040
Ongoing offering expenses	30,000	65,000	70,000	238,000
Operating expenses	217,000	300,000	757,000	1,015,678
Total expenses	1,042,319	1,344,653	3,259,570	4,293,643

Trading income (loss)	606,949	(1,533,510)	(1,006,263)	(7,388,138)

Non-Trading income (loss):
Interest on Non-Trading reserve	2,876	2,194	7,900	5,369
Collections in excess of impaired value	-	-	16,024,600	2,748,048
Legal and administrative fees	204,053	(591,427)	(906,638)	(1,325,303)
Management fees paid to US Bank	(100,104)	(80,625)	(261,850)	(282,212)
Non-Trading income (loss)	106,825	(669,858)	14,864,012	1,145,902

Net income (loss)	$713,774	$(2,203,368)	$13,857,749	$(6,242,236)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2010
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	551,440	$56,711,089	9,358	$981,765	11,679	$1,201,090
Net income (loss)	-	(988,790)	-	6,257	-	(23,730)
Unitholders’ contributions	50,559	4,909,542	4,607	468,668	-	-
Transfers from Class A to Class B	(649)	(65,443)	633	65,443	-	-
Unitholders’ redemptions	(82,450)	(8,254,106)	(1,922)	(198,711)	-	-
Balances at September 30, 2010	518,900	$52,312,292	12,676	$1,323,422	11,679	$1,177,360

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2009	572,477	$58,893,944
Net income (loss)	-	(1,006,263)
Unitholders’ contributions	55,166	5,378,210
Transfers from Class A to Class B	(16)	-
Unitholders’ redemptions	(84,372)	(8,452,817)
Balances at September 30, 2010	543,255	$54,813,074

Unitholders' Capital (LLC Equity/Non-	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
Trading)	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2009	512,964	$1,933,873	1,760,324	$6,635,368	2,273,288	$8,569,241
Net income	-	3,100,488	-	11,763,524	-	14,864,012
Unitholders’ contributions	-	-	-	-	-	-
Reallocation due to Redemptions	(76,584)	(447,451)	76,584	447,451	-	-
Unitholders' distribution	-	(3,928,806)	-	(16,076,112)	-	(20,004,918)
Balances at September 30, 2010	436,380	$658,104	1,836,908	$2,770,231	2,273,288	$3,428,335

Total Unitholders Capital at September 30, 2010						$58,241,409

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2009	$102.84	$104.91	$3.77
Net change per unit	(2.03)	(0.51)	(2.26)
Net asset value per unit at September 30, 2010	$100.81	$104.40	$1.51

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM.  Beginning on October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors.  See Note (11), Subsequent Events, for more information regarding the recently-engaged Advisors.

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed its latest registration statement on Form S-1 on behalf of the Trust with respect to the registration of 1,000,000 units of beneficial interest on September 19, 2007 (File No. 333-146177).  This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on December 4, 2007 and was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008, Post-Effective Amendment No. 4 on Form S-1, filed with the SEC on April 3, 2009, Supplements to Post-Effective Amendment No. 4, filed with the SEC on July 1, 2009 and February 1, 2010, Post-Effective Amendment No. 5 on Form S-1, filed with the SEC on April 7, 2010, and a Supplement to Post-Effective No. 5, filed with the SEC on October 1, 2010.

Prior to December 12, 2008, the Trust only offered one class of units for subscription.  As described in the Trust’s Post-Effective Amendment No. 4 on Form S-1, the Trust now offers two classes of units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to selling commissions.  See Note (8) for further detail regarding commissions.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM.  Any assets or liabilities held by the LLC are designated as “Non-Trading.”  Any revenue earned or expenses incurred by the LLC are also designated as “Non-Trading.”  The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM.  U.S. Bank National Association (“US Bank”) is the manager of the LLC.  U.S. Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as follows:

(a)	Any unitholder who had redeemed their entire interest in the Trust prior to distribution shall receive cash (“Non Participating Owners”).

(b)	Any unitholder who had continued to own units in the Trust shall receive additional units in the Trust at the then net asset value of the Trust (“Participating Owners”).

The unitholders have no right to request redemptions from the LLC.

The LLC compensates U.S. Bank, as manager, the following:  (1) an annual fee of $25,000, (2) a distribution fee of $25,000 per distribution, (3) out-of-pocket expenses, and (4) an hourly fee for all personnel at the then expected hourly rate ($350 per hour at execution of agreement).

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

Reclassifications have been made to the Trust’s December 31, 2009 information to conform to the current presentation.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC.  All material intercompany transactions have been eliminated upon consolidation.

(c)	Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the consolidated financial statements.  As the broker has the right of offset, the Trust presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the consolidated statements of financial condition.  Any change in net unrealized gain or loss on futures and forward contracts from the preceding period is reported in the consolidated statements of operations.  Gains or losses are realized when contracts are liquidated.

The Trust may purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.  When the Trust purchases an option, the premium paid is recorded as an asset in the consolidated statements of financial condition and marked to market daily.  Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the consolidated statements of operations.  When a purchased option is exercised, the proceeds on the sale of an underlying instrument (for a purchased put option), or the purchase cost of an underlying instrument (for a purchased call option) is adjusted by the amount of the premium paid.

At September 30, 2010, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Pursuant to the Advisory Agreements, each Advisor receives a monthly management fee at the rate of up to 0.167% (a 2.0% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month.  These management fees are not paid on the LLC net assets.

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

The Trust engages in the speculative trading of U.S. and foreign futures contracts, options and forward contracts (collectively derivatives) through the Advisors.  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Trust is a buyer of exchange-traded options.  As such, the Trust pays a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Purchased options expose the Trust to a risk of loss limited to the premiums paid.

Net trading results from derivatives for the periods ended September 30, 2010 and 2009, are reflected in the consolidated statements of operations and equal gain or loss from trading.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts.

The notional amounts of open contracts at September 30, 2010 and December 31, 2009, as disclosed in the respective condensed consolidated schedule of investments, do not represent the Trust’s risk of loss due to market and credit risk, but rather represent the Trust’s extent of involvement in derivatives at the date of the respective consolidated statement of financial condition.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806

Totals	$45,846,013		$-	$28,882,751		$25,286,697	129,672	$11,895,958

*The collection on June 4, 2010 was from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill").  The gross collection of $15,300,000 was reduced by $970,550, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement.

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

          Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The value of the Trust’s exchange-traded futures contracts and options fall into this category.

         Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts and options on forward currency contracts that the Trust values using models or other valuation methodologies derived from observable market data.

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2010 and December 31, 2009, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Unrealized gain (loss) on open contracts:
Futures positions	$1,876,265	$-	$-	$1,876,265
Forward currency positions	-	(40,994)	-	(40,994)
Purchased options on futures contracts	142,800	-	-	142,800

Total fair value	$2,019,065	$(40,994)	$-	$1,978,071

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Unrealized gain (loss) on open contracts:
Futures positions	$767,569	$-	$-	$767,569
Forward currency positions	-	(563)	-	(563)

Total fair value	$767,569	$(563)	$-	$767,006

There were no significant transfers in or out of Level 1 and Level 2 fair value measurements.

(8)	Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month of the Trust based on the Net Asset Value per unit on such date on 5 business days’ written notice to ACS Securities Services, Inc., the Trust’s administrator, or the Managing Owner.  Payment will generally be made within 10 business days of the effective date of the redemption.  Any redemption made during the first 11 months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner.  Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, contains a full description of redemption and distribution policies.

Subscriptions

An investor may purchase units in the Trust effective the first business day of any month based on the Net Asset Value per unit on the last business day of the previous month.  A correctly completed and signed subscription form with the corresponding funds must be received by ACS Securities Services, Inc., the Trust’s administrator, no later than five business days before each month end.  If the forms are completed accurately, the investor’s subscription is accepted and the units purchased become invested on the first business day of the following month.  If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the administrator.  Likewise if a subscription form is received without the funds by the fifth business day before the end of the month, the subscription request is rejected.  If funds are received without a subscription form, the funds are returned to the investor.  If a subscription is accepted, 100% of the investment amount is invested as of the effective date.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended, and its prospectus contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

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

The following financial highlights show the Trust’s financial performance for the nine-month periods ended September 30, 2010 and 2009.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Per share operating performance:
Net asset value of Trading units, beginning of period	$99.96	$110.27	$103.00	$111.38	$102.84	$119.39	$104.91	$119.39
Total Trading income (loss):
Trading gain (loss)	3.05	(0.32)	2.90	(0.34)	3.95	(4.82)	4.17	(4.89)
Investment income	0.04	0.02	0.04	0.02	0.08	0.07	0.09	0.07
Expenses	(2.24)	(2.27)	(1.54)	(1.74)	(6.06)	(6.94)	(4.77)	(5.25)
Trading income (loss)	0.85	(2.57)	1.40	(2.06)	(2.03)	(11.69)	(0.51)	(10.07)
Net asset value of Trading units, end of period	$100.81	$107.70	$104.40	$109.32	$100.81	$107.70	$104.40	$109.32

Total return:
Total return before incentive fees	0.85%	(2.33)%	1.36%	(1.85)%	(1.97)%	(9.79)%	(0.49)%	(8.43)%
Less incentive fee allocations	0.00%	(0.04)%	0.00%	(0.04)%	0.00%	(0.05)%	0.00%	(0.05)%
Total return	0.85%	(2.37)%	1.36%	(1.89)%	(1.97)%	(9.84)%	(0.49)%	(8.48)%

Ratios to average net assets:
Trading income (loss)	1.13%	(2.37)%	1.81%	(1.88)%	(1.90)%	(10.59)%	0.55%	(9.17)%
Expenses:
Expenses, less incentive fees	(1.98)%	(2.08)%	(1.51)%	(1.58)%	(6.01)%	(6.17)%	(4.56)%	(4.72)%
Incentive fees	0.00%	(0.04)%	0.00%	(0.04)%	0.00%	(0.05)%	0.00%	(0.05)%
Total expenses	(1.98)%	(2.12)%	(1.51)%	(1.62)%	(6.01)%	(6.22)%	(4.56)%	(4.77)%

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine-month periods ended September 30, 2010 and 2009.

(10)	Derivative Instruments and Hedging Activities.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2010

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$1,160,350	$(220,623)	$939,727
Currency	758,388	(501,865)	256,523
Energy	189,277	(194,533)	(5,256)
Indices	438,941	(59,160)	379,781
Interest Rates	202,491	(35,586)	166,905
Metals	1,241,299	(1,000,908)	240,391
	$3,990,746	$(2,012,675)	$1,978,071

As of December 31, 2009

	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$590,975	$(61,613)	$529,362
Currency	284,224	(205,085)	79,139
Energy	43,234	(90,529)	(47,295)
Indices	126,513	(9,295)	117,218
Interest Rates	115,112	(180,375)	(65,263)
Metals	808,408	(654,563)	153,845
	$1,968,466	$(1,201,460)	$767,006

The above reported fair values are included in equity in commodity Trading accounts – Unrealized gain on open contracts on the consolidated statements of financial condition as of September 30, 2010 and December 31, 2009 respectively.

Trading gain (loss) for the following periods:

	Three months ended September 30,			Nine months ended September 30,
Type of Futures Contracts	2010	2009	Type of Futures Contracts	2010	2009
Agriculture	$1,688,457	$196,924	Agriculture	$56,352	$(517,775)
Currency	742,038	350,227	Currency	965,736	(282,896)
Energy	(524,873)	(738,539)	Energy	(1,098,998)	(609,300)
Indices	(1,464,111)	(139,700)	Indices	215	(288,508)
Interest Rates	1,131,421	(323,517)	Interest Rates	2,999,170	(1,949,914)
Metals	57,592	451,039	Metals	(711,820)	509,900
	$1,630,524	$(203,566)		$2,210,655	$(3,138,493)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(11)	Subsequent Events

On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc (“DCM”) were each allocated approximately 8.33% of the Trust’s assets. The allocation to each advisor as of October 1, 2010 is as follows:  ATC 16.67%, CCG 16.67%, DCM 8.33%, GAJL 16.67%, HCM 8.33%, JWH 8.33%, NW 16.67%, and TIM 8.33%.

Also on October 6, 2010 the Managing Owner retained RJO Investment Management (“RJOIM”), an SEC Registered Investment Adviser, as cash manager. The assets managed by RJOIM are held in custody by Wells Fargo Bank, NA.  On October 15, 2010, $30,000,000 of the Trust’s assets were transferred to Wells Fargo.  RJOIM is an affiliated entity of the Managing Owner, RJOFM.  RJOIM is paid an annualized fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance.

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

The Trust’s assets at September 30, 2010 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the nine months ended September 30, 2010 and 2009, the Trust has received or accrued to receive trading interest of $42,652 and $43,998, respectively.

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

As of November 1, 2008, trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS, ATC, GALP, and PLP, pursuant to Advisory Agreements executed between the Trust and each Advisor.  Effective February 1, 2009, NW became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with GAJL to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all its clients to its Jersey-based (UK) entity. As of June 30 2009, AIS was terminated as an Advisor to the Trust.  As of July 1, 2009, HCM and CCG became Advisors to the Trust.   As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM.  Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors.  See Note (11), Subsequent Events, for more information regarding the recently-engaged Advisors.

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

The performance summaries set forth below outline certain major events and price trends which the Advisors’ programs have identified for the Trust during the quarters ended September 30, 2010, and September 30, 2009. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

Fiscal Quarter ended September 30, 2010

The Trust recorded net trading gains of $606,949 or $0.85 per trading unit for Class A units and a gain of $1.40 per trading unit for Class B units in the third quarter of 2010 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts).  As of September 30, 2010, the Trust (Class A units) had gained 23.23% since its inception in June 1997.  Class B units have lost (12.56)% since their inception in January of 2009.

The stock market rebounded during July rising just over 7%.  This left the market flat on the year.  U.S. Interest rates made new record lows with the 2-year note reaching a yield of 0.55%.  The yield on the 10-year note approached 2.80%.  Several other markets reversed recent trends.  Grains for example, which had been trending lower for most of the year,  reversed dramatically and served as a catalyst for a rally in the commodity sector.  The U.S. dollar which had been stronger against European currencies for most of the year lost about 6.5% against the Euro during the month.  Base metals also reversed course and posted gains during the month.  Congress passed a financial reform act during the month which removed some regulatory uncertainty from the markets.  This combined with improving economic data out of Europe and Asia appeared to trigger a short covering rally in stock markets around the world.  Many of these markets have now rallied back to the top of recent trading ranges.  A review of the individual markets traded by the managers in the Trust’s portfolio reveals the problems our managers have faced.  July was a month of frustrating reversals.  Grains, metals, stocks, energy markets, and currencies had all moved sufficiently lower to cause the traders to take positions in favor of the downward price trends.  These trends took shape for many reasons and across multiple time frames.  Each of the sectors finished June near their lows then reversed course early in July to finish near their highs for the month.  Some managers have reversed positions along with the markets while some remain positioned to the contrary.

The stock market had its worst August since 2001 with the S&P 500 losing just over 4.5%. This left the market down almost 5% for the year.  In a repeat of the previous month, U.S. interest rates made new record lows with the 2-year note reaching a yield of less than 0.50%.  The low yield on the 10-year note approached 2.45%.  Commodities were weaker in general as market pundits began to debate openly about a double dip recession and the possibility of deflation.  The Dow Jones UBS Commodity Index, a broad based basket of commodity markets, lost 2.55% during August and is down almost 10% for the year-to-date.  While corn and gold traded higher for the month, crude oil edged lower, along with soybeans, wheat, coffee, cocoa, and base metals markets.  Natural gas was by far the weakest market, establishing new life of contact lows.  Currency markets remain puzzling: The U.S. dollar was stronger overall against the Euro but continued to weaken against the Japanese Yen.  The Japanese Government intervened in the market to try to stem the rise of the Yen but the intervention had little or no effect as the Yen closed out August at its highest point of the year.  The trend following strategies employed to different degrees by our managers were successful during the month.  Interest rates trended lower as did the S&P 500 and natural gas.  Profits were also captured during the upward move by gold and the Yen.  CCG, our short-term specialist, had the best month by profiting from trades in stocks, currencies and interest rates.  The only losing manager was GAJL whose systematic commodity-only portfolio was under more pressure than our other more diversified managers.

The stock market had its best September in over 50 years rising almost 9%.  With interest rates hovering at all time lows, the dollar weakening, and the stock market showing signs of life, commodities turned in their strongest month in over a year.  The Dow Jones UBS Commodity Index was up over 7% during the month.  Cotton, corn, and sugar turned in a stellar month with gains of over 15%.  The common theme behind their upward moves was increasing Chinese demand.  Crude oil rallied back above $80 per barrel and gold made a new high just above $1,300 per ounce.  Those two markets appeared to benefit the most from a 5% slide in the U.S. dollar that took place during the month.  The U.S. Congress passed a bill denouncing Chinese currency policy in what seems to be a global chorus among countries who trade with China seeking an end to the artificial suppression of the Chinese currency.  The trend following strategies employed to different degrees by the Trust’s managers were successful again during September.  The S&P 500 and base metals sector reversed course and joined an otherwise upward trend across commodities, currencies, and bonds.  Four of the six managers were profitable.  ATC, HCM, and GAJL posted the strongest results thanks to a heavy allocation to commodity trades.  JWH was also profitable.  Conquest lost money due to a longer-term short position on the stock market.

Fiscal Quarter ended September 30, 2009

The Trust recorded net trading loss of $(1,533,510) or $(2.57) per unit for Class A units and $(2.06) per unit for Class B units in the third quarter of 2009.  (*** Please see “Notes to Consolidated Financial Statements” in Part I – Item 1 for an explanation of net asset value/unit pursuant to events of October, 2005, as the following excluded the Trust’s Non-Trading accounts).  As of September 30, 2009, the Trust had gained 31.65%  for Class A units since its inception in June 1997 and the Trust has posted a loss of (8.43)% for Class B since its inception in January 2009.

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

During August, auto sales improved dramatically thanks to the Government’s “Cash for Clunkers” program.  Housing sales also improved.  The President re-nominated Federal Reserve Chairman Bernanke based on his handling of the crisis that unfolded last year.  IPO activity increased and two large corporate acquisitions took place at month end.  These situations taken together seem to reflect a market and economy returning to more solid footing.  This allowed stocks to turn in their most positive August since 2000.  Bond prices rose as well during the month as inflation remained in check.  Natural gas and corn were the weakest among commodities.  Action in the crude oil and the foreign currency markets looked very similar during the month.  Each traded in a range during the month finishing on the low side.  The short-term advisor, CCG, posted negative returns for the month.  Their short term trading strategy was frustrated by the range bound trading that persisted during the month.  JWH, NW, and ATC were all positive for the month.  This was due to the longer-term nature of their systems.  HCM, the new discretionary manager, was also positive for the month capturing returns from a stronger sugar market.  GALP/GAJL, the commodity only manager, was also positive for the month on the back of stronger metals markets.

By September 30, the stock market finished its strongest quarter since Q4 1998 and is up almost 20% for the year.  It is up almost 50% from its low in March of this year.  It is interesting to note that since World War II the average size of stimulus packages implemented by the government and the Federal Reserve (“Fed”) to revive the economy has been 2.9% of our Gross Domestic Product.  This has come from the government chipping in an average of 2.4% and the Fed has added 0.5% through easier monetary policy.  Thus far, to battle this recession, the government has provided 10% in stimulus activity through fiscal measures while the Fed has pumped in 9.5% for a total of 19.5% of assistance.  That is more than the average stimulus package by a factor of six.  No wonder the market has rallied.  The fact that the stimulus package has been delivered on borrowed money has yet to trigger a response from the market.  With the stock market drifting higher and with other markets, particularly grains and energy, mired in trading ranges, the Advisors did not have many opportunities during the month.  Four of the six managers were up slightly during the month with two managers losing money.  JWH, ATC, NW, and HCM were profitable.  GALP/GAJL and CCG lost money.

Fiscal Quarter ended June 30, 2010

The Trust recorded net trading losses of $(466,105) or $(0.90) per trading unit for Class A units and a loss of $(0.40) per trading unit for Class B units in the second quarter of 2010 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2010, the Trust (Class A units) had gained 22.19% since its inception in June 1997.  Class B units have lost (13.73)% since their inception in January of 2009.

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

The stock market remained under pressure during June, losing just over 5%.  The market is down almost 7% for the year at the midway point of 2010.  The market sell-off was attributed to concerns over a possible double dip recession in the U.S.  The recovery in Europe seems to have stalled and concerns over the European Union members’ debt situations cast a favorable light on U.S. debt markets where demand for U.S. treasuries drove yields to record lows for the two- and five-year notes.  The yield on the 10-year U.S. Treasury, while not a record low, finished the month at 2.9%, a level not seen since the dark days in the spring of 2009.  The U.S. dollar weakened a bit but the U.S. Dollar Index remains up over 10% for the year.  Gold made a new high for the year at $1,270 per ounce, which was an all-time high in nominal U.S. dollar terms, but settled back to finish the month with a small gain.  Crude oil behaved in a similar pattern by firming early in the month then trailing off at month end in sympathy to the stock market’s weakness.  June was another tough month for the managed futures industry.  June also completed the fourth losing calendar quarter out of the last six quarters for the Barclay Top 50 CTA Index, which represents the performance of the top 50 commodity trading advisors in the industry in terms of assets under management.  The Barclay Top 50 CTA Index historically has been profitable in 63% of calendar quarters.  None of the Advisors to the Trust posted a profit during June.  NW and CCG remain positive on the year while the others are weathering the various markets’ gyrations.

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

Stocks climbed a wall of worry, as the old axiom states about bull markets, by posting a gain for a fourth consecutive month.  Stocks have rallied 42% from their low in early March.  This was their best three month showing since the 1930’s.  To put the magnitude of the losses sustained by the market over the last year and a half in perspective, the S&P 500 would have to gain another 62% from current levels to match the market high reached in October of 2007.  This seems like a tough task in light of long-term interest rates, which continued to rise during the quarter due to concerns over the expanding budget deficit, and its potential long-term inflationary implications.  Interest rates fell back at the end June, however, as markets digested tepid growth related statistics, and inflationary fears subsided.  This reversal took place after Treasury bond yields had risen more than 60% in five months.

Commodity markets began to firm in late April and were able to mount a rally during most of May.  Market worries over the inflationary implications of the government’s massive stimulus plan and other spending programs began to weaken the long-term Treasury markets.  With rates rising and the U.S. dollar weakening against major foreign currencies, commodities began to look like a good place to invest.  Historically, commodities, during times of inflation or currency depreciation, have been a good store of value.  In June, however, commodities sold off and evidence is beginning to appear that would indicate that the lock step relationship between commodities and the stock market that has existed for the last year or so is beginning to break up.  In other words, commodity markets are beginning to respond to the economics affecting their own specific situation rather than moving in tandem with stock prices.  This would create more diverse market movements and would be a good thing for our strategies.

The second quarter continued to present a difficult environment as a whole for the managed futures industry.  The Barclay B Top 50 CTA Index was down in two of the three months and lost approximately 2% during the quarter.  The index lost for consecutive quarters for only the third time since its creation in 1987.  The index has lost approximately 3.5% for the year-to-date.  The performance problem seems to lie in the unstable nature of the market environment from a time frame perspective.  Short-term systems focusing on moves lasting less than a week have struggled.  Long-term strategies focused on price moves that take months to evolve have refused to reverse.  This may pay off over time but for now it has created small losses.  Only intermediate term strategies focused on four to six week price movements have been able to adapt appropriately and capture profits.

Fiscal Quarter ended March 31, 2010

The Trust recorded net trading losses of $(1,147,108) or $(1.98) per trading unit for Class A units and a loss of $(1.51) per trading unit for Class B units in the first quarter of 2010 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2010, the Trust had gained 23.29% since its inception in June 1997.

On March 31, 2010, the Trust’s assets were allocated equally to the following Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.66%).

An overall sell-off in stocks and commodities was the most notable event during January.  The U.S. dollar strengthened during January despite some poor economic reports.  The U.S. dollar rally seemed to catch a number of market participants off guard. The stock market started the year strongly, but fell 8% from its intra-month high to finish with a loss of 3.6% for the month.  Crude oil fell 13% and gold fell 7% from their respective intra-month highs. This paralleled the problems experienced by other commodity markets which had been hoping to see signs of improving domestic and international demand. The Trust fought through another difficult month. It has been one of the most difficult periods on record for managed futures strategies.  Our Advisors remain committed to research and to improving their risk adjusted performance.  During the month, half of the Advisors made money. Those who did had less exposure to long-term trend following.  The three profitable Advisors focused on shorter-time frames or fundamental economic conditions of a few specific underlying markets.

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

The stock market rose steadily during March and finished with a gain of almost 6%.  The U.S. dollar strengthened against the euro as European financial problems appear to be worse than our own in terms of budget deficits and burgeoning government debt.  The U.S. dollar lost ground, however, against the Australian dollar and Canadian dollar which both stand to strengthen from rising demand for their abundant natural resources.  Gold was weaker most of the month but a late rally leveled it for the month and for the year-to-date.  Crude oil was up almost 8% during March leaving it near the top of a $75 – $85 trading range that has persisted since November of last year.  Weakness in the natural gas and grain markets, due to concerns about oversupply, have created a drag on the commodity indices which remain in negative territory for the year-to-date.  During the month HCM and NW lost a modest amount of money but each of the other four advisors were profitable.  GAJL had the best month.  Their models had long positions in the petroleum based energy markets and short positions in the natural gas and grain markets.  There was consensus among our Advisors related to long-term interest rates with each Advisor registering short positions.  It should be noted that trading volume has begun to increase steadily over the last few months.  This should help our Advisors with the execution of their trading strategies.

Fiscal Quarter ended March 31, 2009

The Trust recorded net trading losses of $(3,792,599) or $(5.79) per trading unit for Class A units and $(5.23) per trading unit for Class B units in the first quarter of 2009 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2009, the Trust had gained 38.86% since its inception in June 1997.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September  30, 2010.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2010.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the third quarter of 2010:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
July	6,294	-	$96.15	$99.24
August	6,342	575	$99.64	$103.02
September	6,945	470	$100.81	$104.40

Total	19,581	1,045

Class A units sold January 1, 2010 through September 30, 2010: 50,559
Class B units sold January 1, 2010 through September 30, 2010: 4,607
Units (Class A) unsold through September 30, 2010:  927,952 ($93,546,841)
Units (Class B) unsold through September 30, 2010: 927,952 ($96,878,189)
Aggregate price paid for units sold January 1, 2010 through September 30, 2010: $5,378,210

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 1, 2010.[1]

3.03	Restated Certificate of Trust of the Registrant.[2]

10.01	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Dominion Capital Management Institutional Advisors, Inc.*

10.02	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Trigon Investment Advisors, LLC*

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*Confidential Treatment was requested with respect to the omitted portions of these exhibits.

1 Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K.

2 Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	November 12, 2010

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Principal Financial Officer and duly authorized officer