Form 10-K
period 2010-12-31
RJO GLOBAL TRUST
filed 2011-03-29
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☒ Yes    ☐  No

Indicate by check mark where the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large-accelerated filer  ☐  Accelerated filer   ☐   Non-accelerated filer   (Do not check if a smaller reporting company)   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☒ No

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter:  $67,597,782 as of June 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The  sections of the trust’s prospectus dated April 30, 2010 and the Trust’s prospectus supplements dated October 1, 2010 and January 30, 2011,  entitled “The Risks You Face” and “The Trading Advisors” are hereby incorporated by reference into Item 1A of this annual report on Form 10-K.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of multiple independent commodity trading advisors.  R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the Managing Owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).  As of December 31, 2010, trading decisions for the Trust have been delegated to eight independent commodity trading advisors: John W. Henry & Company, Inc. (“JWH”), Abraham Trading Corp. (“ATC”), Global Advisors (Jersey) Limited (“GAJL”), Conquest Capital Group (“CCG”), NuWave Investment Management (“NW”), Haar Capital Management (“HCM”), Trigon Investment Management (“TIM”) and Dominion Capital Management (“DCM”)   (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).  The Trust has no officers, directors or employees.  The Managing Owner administers the business and affairs of the Trust (exclusive of Trust trading decisions which are made by the Advisors).

RJO is a “Futures Commission Merchant”, the Managing Owner is a “Commodity Pool Operator” and the Advisors to the Trust are “Commodity Trading Advisors” (“CTAs”), as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”).

The initial public offering of the Trust’s units of beneficial interest (“units”) commenced on April 3, 1997.  The initial offering price was $100 per unit until the initial closing of the Trust on May 30, 1997, and thereafter the offering price is the current net asset value (“NAV”) per unit of the Trust on the last business day of the calendar month.  The total amount of the initial offering was $50,000,000.  On September 24, 1997, a registration statement was declared effective with the Securities and Exchange Commission (the “SEC”) to register $155,000,000 of additional units.  A Post-Effective Amendment was declared effective with the SEC on October 20, 1997 to deregister $3,120,049 of units which remained unsold upon the termination of the initial offering of the units.  On July 2, 2003 and on November 1, 2004, registration statements were declared effective with the SEC to register $300,000,000 and $500,000,000 of additional units.  Due to the bankruptcy of Refco, Inc., the ultimate parent of RCMI (the former managing owner of the Trust), the offering of the units was suspended on October 17, 2005. The Trust filed two Post-Effective Amendments on December 12, 2008 to de-register the remaining unsold units that were registered under the July 2, 2003 and November 1, 2004 registration statements. On December 4, 2007 a registration statement (File No. 333-146177) was declared effective with the SEC to register 1,000,000 additional units. The registration statement declared effective on December 4, 2007 was amended by Post-Effective Amendment No. 1 on Form S-1, filed with the SEC on April 18, 2008, Post-Effective Amendment No. 2 on Form S-1, filed with the SEC on October 6, 2008, Post-Effective Amendment No. 3 on Form S-1, filed with the SEC on December 12, 2008, Post-Effective Amendment No. 4 on Form S-1, filed with the SEC on April 3, 2009, Supplements to Post-Effective Amendment No. 4, filed with the SEC on July 1, 2009 and February 1, 2010, Post-Effective Amendment No. 5 on Form S-1, filed with the SEC on April 7, 2010, and Supplements to Post-Effective No. 5, filed with the SEC on October 1, 2010 and February 1, 2011.  The Trust filed a registration statement on Form S-1 with the SEC on December 2, 2010 which has not yet been declared effective by the SEC.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust;  (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s prospectus dated April 30, 2010 (the “Prospectus”); and the supplements to the Prospectus dated October 1, 2010 (the “October Supplement”); and January 30, 2011 (the “January Supplement” and together with the October Supplement, “the Supplements”) (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2010, $135,000 of ongoing offering costs were paid or accrued in connection with filing of the registration statement to keep the offering of units active.

The Advisory Agreements between the Trust and the Advisors provide that each Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2010, prior to quarter-end reallocation, JWH was managing 9.41%, ATC 18.27%, GAJL 17.86%, CCG 14.66%, HCM 9.18%, NW 15.47%, TIM 8.60% and DCM 6.55% of the Trust’s assets. The Advisory Agreements with JWH, ATC, and GALP commenced on November 1, 2008. The Advisory Agreements with NW commenced on February 1, 2009. The Advisory Agreement with GALP was substituted for an Advisory Agreement with GAJL on June 1, 2009.  The Advisory Agreements with CCG and HCM commenced on July 1, 2009, and the Advisory Agreements with TIM and DCM commenced on October 1, 2010.

Pursuant to the Advisory Agreements, the Trust pays each Advisor a management fee of up to 0.16666% of the month-end net assets allocated to each Advisor (up to 2.0% annually) and a quarterly incentive fee of 20% of  new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of actual brokerage commissions and incentive fee paid after deduction of management fees also).

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Ninth Amended and Restated Declaration and Agreement of Trust.  The Advisory Agreements may be terminated by the Trust or the Managing Owner at any month end upon five days’ prior written notice to the Advisors.  In addition, the Advisory Agreements may be terminated by the Trust or the Managing Owner at any time, upon written notice to an Advisor, in the event that (A) any person1 described as a “principal” of the Advisor in the Prospectus or the supplements ceases for any reason to be an active “principal” of the Advisor; (B) an Advisor becomes bankrupt or insolvent; (C) an Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the Trust; (D) the registration, as a CTA, of the Advisor with the Financial Services Authority (“FSA”), (as applicable), the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, an Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, the Advisor violates2 any trading policy (as defined in the Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) an Advisor fails in a material manner to perform any of its obligations under its respective Advisory Agreement.

The Advisors have the right to terminate their respective Advisory Agreement at any time, upon 30 days’ written notice to the Trust in the event that (A) the Managing Owner imposes additional trading limitation(s) in the form of one or more trading policies (as defined in the Advisory Agreements) or administrative policies that an Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to an Advisor implementing a proposed material change to its respective trading program and the Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the Trust; (C) the Managing Owner or the Trust materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Advisor; (D) the total Trust funds allocated to the Advisors’ management falls below a certain amount3 (after adding back certain losses as specified in the Advisory Agreements) at any time; (E) the Trust becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect.4  If the Managing Owner or Trust merges, consolidates or sells a substantial portion of its assets pursuant to an Advisory Agreement, the counterparty Advisor may terminate the Advisory Agreement upon prior written notice to the Managing Owner and Trust.  The Advisors may also terminate the Advisory Agreement on sixty days’ written notice to the Managing Owner during any renewal term.

1 Under this provision in JWH’s Advisory Agreement, the Trust and the Managing Owner may terminate the Advisory Agreement only if John W. Henry, rather than “any person,” ceases to be a “principal.”
2 CCG (but not the other Advisors) is entitled to terminate its Advisory Agreement upon 30 days’ notice if CCG deems one or more of the commodity brokers selected by the Managing Owner materially deficient in its ability to process trades in accordance with CCG’s trading program, and the parties cannot agree to a substitute commodity broker.
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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, approximately 60% of the Trust’s assets were deposited in custody of Wells Fargo Bank, N.A.  Also on October 6, 2010, the managing owner appointed RJO Investment Management LLC (“RJOIM”) to manage the Trust’s cash deposited with Wells Fargo Bank, N.A.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2010 accounting services for the Trust are provided by SS&C Technologies and Transfer Agency services are provided by ACS Securities, Inc.

Recent Events

In 2005, certain assets held by the Trust’s prior clearing broker, Refco Capital Markets, LTD (“RCM”), were determined to be illiquid.  On October 31, 2005, $57,544,206 of equity was moved to a separate non-trading account (the “Non-Trading Account”) and 2,273,288 in substitute units were issued to the unitholders at that time, pro rata to their share in the Trust.  At December 31, 2005, the illiquid assets were determined to be impaired and were reduced by $39,580,944 for impairment, based on management’s estimate at that time.

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-

Totals	$46,691,966		$-	$29,728,704		$25,286,697	129,672	$11,895,958

*The collections on June 4, October 15, and December 30, 2010 werefrom a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill").  The gross collections of $15,300,000 on June 4, 2010, $661,567 on October 15, 2010 and $1,317,479 on December 30, 2010 were reduced by $970,550, $378,777, and $754,316 respectively, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement.
Note: The $754,316 has been recorded in "Distribution payable - Non-Trading" on the consolidated statements of financial condition and will be paid out in the first quarter of 2011.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2010, is set forth under Items 6, 7, and 8 herein.

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

Item 1A. Risk Factors

The Trust is in the business of the speculative trading of futures, forwards, and options.  For a detailed description of the risks that may affect the Trust or the units offered by the Trust, see the section entitled “The Risks You Face” set forth in the Prospectus and the Supplements filed with the SEC on April 30, 2010 (Registration Number 333-146177), October 1, 2010 (Registration Number 333-146177) and January 30, 2011 (Registration Number 333-146177), respectively, and incorporated into this Form 10-K  by reference.

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

(ii) As of December 31, 2010, there were 503,698 units held in the trading account by Beneficial Owners for an investment of $50,746,514 and 11,679 units held in the trading account by the Managing Owner for an investment of $1,175,357.  A total of 118,292 units had been redeemed by Beneficial Owners and no units were redeemed  by the Managing Owner during the period of January 1, 2010 to December 31, 2010.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust (filed under SEC Registration Number 333-146177) contains a full description of redemption and distribution procedures. $92,780,990 worth of class A units and $96,570,039 worth of class B units remain unsold as of December 31, 2010.

(iii) To date no distributions have been made to Beneficial Owners in the trading account of the Trust.  The Ninth Amended and Restated Declaration and Agreement of Trust does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its Beneficial Owners.  The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2010 through December 31, 2010.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 and is derived from the financial statements for such fiscal years.

	2006	2007	2008	2009	2010
1 Revenues (000)	$(15,853)	$(4,425)	$38,321	$(4,721)	$3,533
2 Net Income (Loss) From Continuing Operations (000)	(29,194)	(12,427)	27,889	(10,233)	(1,101)
3 Net Income (Loss) Non-Trading (000)	(538)	5,510	1,807	1,303	15,550
4 Net Income (Loss) Per Unit	(19)	(9)	34	(30)	(2)
5 Total Assets (000)	140,705	83,423	92,007	69,523	59,412
6 Net Asset Value per Unit - Trading	94	85	119	103	101

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2010, 54,776 Class A units for $5,337,442 and 6,432 Class B units for $658,669 were purchased by the Beneficial Owners.  The Managing Owner purchased no units during this time.  For the fiscal year ended December 31, 2010, the Beneficial Owners redeemed a total of 118,292 units for $11,867,263.  For the fiscal year ended December 31, 2010, the Beneficial Owners redeemed a total of 115,289 Class A units for $11,554,858, and 3,003 Class B units for $312,405. The Managing Owner did not redeem any units during the fiscal year ended December 31, 2010.

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

During the fiscal year ended December 31, 2010, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(b)	Liquidity

A portion of the Trust’s net assets are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.   Except in very unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should its programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the calendar year ended December 31, 2010, RJO had paid or accrued to pay interest of $82,783 to the Trust.  For the calendar year ended December 31, 2009, the clearing broker paid or accrued to pay interest of $49,056 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2010, Wells Fargo Bank, N.A. held approximately $30.3 million of the Trust’s assets.

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

JWH, ATC, GAJL, CCG, NW and DCM are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors is made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary Advisor, HCM, economic fundamentals and macroeconomic assessments are made.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the last three fiscal years, until October 31, 2008, and for JWH, ATC, and Global Advisors, LP (the predecessor of GAJL) from January 1, 2009 through January 31, 2009; for JWH, ATC, GAJL and NW from February 1, 2009 through June 30 of 2009; and for JWH, ATC, GAJL, CCG and NW from June 1, 2009 through December 31, 2009. January of 2009 through March also reflect the opportunities captured on a fundamental basis by AIS and PLP and January through June reflect the opportunities captured by AIS.  The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The summaries below also reflect the performance of the technical strategies employed by JWH, GAJL, CCG, ATC and NW and discretionary strategy employed by HCM from January 1, 2010 to September 30, 2010.  Performance from October 1, 2010 through December 31, 2010 reflects technical strategies employed by ATC, GAJL, ATC, CCG, NW and DCM and discretionary strategies employed by HCM and TIM.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2010

The RJO Global Trust Class A units posted a loss of (2.14%) for 2010, Class B units posted a loss of (0.15%). The NAV  per unit for Class A at year-end was $100.64 and for Class B at year end was $104.75 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $102.84 per Class A unit at the beginning of the year and $104.91 per unit for Class B. Beneficial Owners purchased $5,337,442  worth of Class A units and $658,669 worth of Class B units in the Trust during 2010.

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

The stock market sold off aggressively on the last day of April but still managed a small gain for the month.  Weakness was tied to an evolving story with Goldman Sachs as the SEC announced a criminal investigation into the firm’s sales tactics.  European markets were weak for much of the month as debt issues in Greece have brought much focus on the economies and financial situations of other EU countries.  Note that the EAFE Index is negative for the year while the S&P 500 is up over 7%.  After creeping higher during much of March, long-term interest rates moved lower during the month.  The U.S. dollar remains a mixed story.  It has not kept pace with the strength in gold, the Australian dollar, or the Canadian dollar but it remains strong against the euro.  Gold and crude oil are both up about 5% for the year and actually made new highs for the year in April, while natural gas and grain markets remain in negative territory and are near their lows for the year.  The markets remained difficult for our managers to navigate.  Four of the managers had small profits but ATC and HCM  lost a modest amount of money and that caused the Trust to turn in a negative month.  NW and CCG are profitable for the year to date.  The other four managers are down just slightly. The split between the euro and other currencies is also a common theme among the managers.  At April 30, the majority are short the euro and long other currencies against the U.S. dollar.  After an April that saw mixed performance in the underlying equity markets, May was ruled by volatility and negative returns.  By some measures, the U.S. markets posted their worst May since 1940 and the markets had some of their largest intraday swings in history.  This volatility, as represented by the VIX, came into May at 22.05 and left the month at 32.07, while spiking to over 48 mid-month.  Crude oil lost 20% of its value during May and long-term interest rates fell to 50 year lows.  The U.S. dollar gained against the euro, rising almost 10% during the month.  Needless to say, the markets are very fluid and active at this point. Three of our managers posted positive results during May.  The strong performance by CCG and NW was enough to lead the Trust to a positive month.  CCG was helped by a short position in the S&P.  NW was helped by quickly reversing its April stance to take short stock and energy positions in early May.  Our advisors held long positions in long-term interest rates which was a positive for much of the month as long-term rates moved lower.  The stock market remained under pressure during June losing just over 5%.  The market is down almost 7% for the year at the midway point of 2010.  The market sell-off was attributed to concerns over a possible double dip recession in the U.S.  The recovery in Europe seems to have stalled and concerns over the European Union members’ debt situations cast a favorable light on U.S debt markets where demand for U.S. treasuries drove yields to record lows for the 2 and 5-year notes.  The yield on the 10-year U.S. Treasury, while not a record low, finished the month at 2.9%, a level not seen since the dark days in the spring of 2009.  The dollar weakened a bit but the US Dollar Index remains up over 10% for the year.  Gold made a new high for the year at $1,270 per ounce, which was an all time high in nominal dollar terms, but settled back to finish the month with a small gain.  Crude oil behaved in a similar pattern by firming early in the month then trailing off at month end in sympathy to the stock market’s weakness.  June was another tough month for the managed futures industry.  June also completed the 4th losing calendar quarter out of the last six quarters for the Barclay Top 50 CTA Index.  The index historically has been profitable in 63% of calendar quarters.   None of the managers in the Trust posted a profit during June.  NW and CCG remain positive on the year while the others are weathering the various markets’ gyrations.

The stock market rebounded during July rising just over 7%.  This left the market flat on the year.  U.S. interest rates made new record lows with the 2-year note reaching a yield of 0.55%.  The yield on the 10-year note approached 2.80%.  Several other markets reversed recent trends.  Grains for example, which had been trending lower for most of the year,  reversed dramatically and served as a catalyst for a rally in the commodity sector.  The U.S. dollar, which had been stronger against European currencies for most of the year, lost about 6.5% against the euro during the month.  Base metals also reversed course and posted gains during the month.  Congress passed a financial reform act during the month which removed some regulatory uncertainty from the markets.  This combined with improving economic data out of Europe and Asia appeared to trigger a short covering rally in stock markets around the world.  Many of these markets have now rallied back to the top of recent trading ranges.  A review of the individual markets traded by the Advisors in the Trust’s portfolio reveals the problems our Advisors have faced.  July was a month of frustrating reversals.  Grains, metals, stocks, energy markets, and currencies had all moved sufficiently lower to cause the traders to take positions in favor of the downward price trends.  These trends took shape for many reasons and across multiple time frames.  Each of the sectors finished June near their lows, then reversed course early in July to finish near their highs for the month.  Some managers have reversed positions along with the markets while some remain positioned to the contrary.   The stock market had its worst August since 2001 with the S&P 500 losing just over 4.5%. This left the market down almost 5% for the year.  In a repeat of the previous month, U.S. interest rates made new record lows with the 2-year note reaching a yield of less than 0.50%.  The low yield on the 10-year note approached 2.45%.  Commodities were weaker in general as market pundits began to debate openly about a double dip recession and the possibility of deflation.  The Dow Jones UBS Commodity Index, a broad based basket of commodity markets, lost 2.55% during August and is down almost 10% for the year-to-date.  While corn and gold traded higher for the month, crude oil edged lower, along with soybeans, wheat, coffee, cocoa, and base metals markets.  Natural gas was by far the weakest market, establishing new life of contract lows.  Currency markets remain puzzling: The U.S. dollar was stronger overall against the euro but continued to weaken against the Japanese yen.  The Japanese Government intervened in the market to try to stem the rise of the yen but the intervention had little or no effect as the yen closed out August at its highest point of the year.  The trend following strategies employed to different degrees by our managers were successful during the month.  Interest rates trended lower as did the S&P 500 and natural gas.  Profits were also captured during the upward move by gold and the yen.  CCG, our short-term specialist, had the best month by profiting from trades in stocks, currencies and interest rates.  The only losing manager was GAJL whose systematic commodity-only portfolio was under more pressure than our other more diversified managers.

The stock market had its best September in over 50 years rising almost 9%.  With interest rates hovering at all time lows, the dollar weakening, and the stock market showing signs of life, commodities turned in their strongest month in over a year.  The Dow Jones UBS Commodity Index was up over 7% during the month.  Cotton, corn, and sugar turned in a stellar month with gains of over 15%.  The common theme behind their upward moves was increasing Chinese demand.  Crude oil rallied back above $80 per barrel and gold made a new high just above $1,300 per ounce.  Those two markets appeared to benefit the most from a 5% slide in the U.S. dollar that took place during the month.  The U.S. Congress passed a bill denouncing Chinese currency policy in what seems to be a global chorus among countries who trade with China seeking an end to the artificial suppression of the Chinese currency.  The trend following strategies employed to different degrees by the Trust’s managers were successful again during September.  The S&P and base metals sector reversed course and joined an otherwise upward trend across commodities, currencies, and bonds.  Four of the six managers were profitable.  ATC, HCM, and GAJL posted the strongest results thanks to a heavy allocation to commodity trades.  JWH was also profitable.  CCG lost money due to a longer-term short position on the stock market.

The stock market and most commodity markets continued to grind higher during October.  The Fed signaled that it would continue to operate an accommodative monetary policy and outlined its ideas for a second round of quantitative easing.  This kept interest rates steady to lower during the month and allowed the U.S. dollar to continue edging lower.  Low interest rates and reports showing Republicans poised to regain the U.S. House of Representatives seemed to lift stock prices during the month.  While the Fed’s moves have kept a lid on short-term interest rates, longer-term rates edged slightly higher during the latter part of the month as inflation concerns crept into the market equation.  Cotton was the most remarkable market during the month rising another 28% from September’s record high levels.  Poor crops in Pakistan and China coupled with increasing Chinese demand have pushed cotton prices to their highest levels since the Civil War era at $1.28 per pound.  Corn prices also rose 20% during the month when a USDA crop report showed poor yields across the U.S. farm belt reducing U.S. crop forecasts.  Natural gas prices, on the other hand, made new life of contract lows during the month as the market has struggled with excess supplies and softer than expected demand.

The S&P 500 and the Dow Jones UBS Commodity Index finished the month up 0.01% and down 0.35% respectively.  From those results, one might conclude that this was a slow and uneventful month.  Hardly.  Commodities, lead by grains and metals, marched ahead in early November adding on to the sector’s October gains.  The commodity index peaked in early November and then lost over 8% from the 9th through the 17th.  During that time sugar and cotton lost over 25% of their value (worst sell off in 30 years).  The S&P 500 lost 5% and the U.S. dollar strengthened 8.45% against the euro.  Several situations served as a back drop for these reversals.  First, the Republicans took control of Congress in the midterm elections.  While this had been widely anticipated, the markets sold off after the fact.  Ireland’s financial position continued to erode, further pressuring the EU.  This caused the euro to weaken against the U.S. dollar.  North Korea then chimed in with an attack on South Korean territory which caused more flight to the U.S. dollar.  Finally, the Fed released minutes showing an intensifying debate between Governors who think inflation is becoming a serious threat and those who feel the economy continues to need an accommodative monetary policy.  In all, it was a very busy month.

The S&P 500 and the Dow Jones UBS Commodity Index finished the month at or near their highs for the year.  Stocks continue to operate in a near perfect environment with improving earnings and the lowest interest rates in a generation.  It is interesting to note, however, that stocks are still 20% below their 2007 high marks.  Commodities have benefitted from growing global demand and the perception that most developed countries seem to be operating under an unannounced policy aimed at devaluing their currencies.  Commodities therefore represent not only an economic play but a relative value opportunity.  Fixed income markets continued to struggle during the month.  Long-treasury market instruments finished the year with a gain of almost 10% but lost almost 4% during the month as continued concern over the inflationary impact of international monetary policies came to the forefront.  Looking ahead, looming issues related to the U.S. budget deficit and debt limits, an unstable diplomatic situation on the Korean peninsula, an expanding Chinese economy, and uncertainty related to the sovereign debt of several European Community members will keep markets on edge as the first quarter of 2011 unfolds.

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

The first quarter of 2009 began much as the fourth quarter of 2008 ended, with continued broad market volatility.  Stock markets and commodity markets remained under pressure and declined in lock step during January, February, and early March.  Prices reversed and began climbing during the first week of March as negative sentiment on the part of investors appeared to be at its highest.  Correlation between commodity prices and stock prices, with few exceptions, remained unusually high during the quarter.  The U.S. dollar had an almost exact inverse relationship to stock and commodity prices during the quarter.  It actually strengthened against most major foreign currencies as stocks and commodities sold off and then began to weaken after stocks and commodities bottomed out.  The results of fixed income markets during the quarter told two stories.  Short-term rates remained low and in choppy markets as the Federal Reserve left Fed Fund targets in the 0% to 0.25% range.  Long-term rates, however, edged higher in January and February as concerns over the inflationary impact of the government’s stimulus packages drove down note and bond prices.  Bond and note holders received a big boost, however, in late March when the Fed signaled that it would buy an enormous amount of medium and long-term notes in an effort to keep mortgage rates low and to maintain a high level of liquidity in the markets.  The traders in the Trust who employ rule-based or systematic approaches managed the volatility well and the performance was down slightly until the sharp market reversals in March caused some slightly larger losses.  These managers employ methods that vary widely in terms of investment time horizons.  Those with shorter-term outlooks did a little worse during January and February while the long-term down trends established during the fall of 2008 remained in place, but managed the March reversals better than the managers with longer-term styles. The managers of the Trust who employ a more discretionary approach continued to struggle with the unprecedented volatility and uncertainty that surrounded the markets during the quarter.  They posted small losses for the quarter as well.  It was a difficult quarter in general for the managed futures industry.  The Barclay Commodity Trading Advisor Index, a broad measure of managed futures performance, lost ground each month during the quarter.  Approximately 8 out of every 10 managers in the industry were showing negative year to date performance at quarter end.  This difficult period follows a strong performance period for the industry in 2008.  Periods like this are to be expected from time to time and the first quarter profile was consistent with other losing periods from the past.  The objective of the Trust’s portfolio of managers is to conserve capital during difficult periods like this using disciplined risk management and a broad diversification of asset exposure, investment style, and investment time frame.

In April, stocks climbed a wall of worry, as the old axiom states about bull markets, by posting a gain for a fourth consecutive month.  Stocks  rallied 42% from their low in early March.  This has been their best three month showing since the 1930’s.  To put the magnitude of the losses sustained by the market over the last year and a half in perspective, the S&P would have to gain another 62% from current levels to match the market high reached in October of 2007.  This seems like a tough task in light of long-term interest rates, which continued to rise during the quarter due to concerns over the expanding budget deficit, and its potential long-term inflationary implications.  Interest rates fell back at the end June, however, as markets digested tepid growth related statistics, and inflationary fears subsided.  This reversal took place after Treasury bond yields had risen more than 60% in five months. Commodity markets began to firm in late April and were able to mount a rally during most of May.  Market worries over the inflationary implications of the government’s massive stimulus plan and other spending programs began to weaken the long-term treasury markets.  With rates rising and the dollar weakening against major foreign currencies, commodities began to look like a good place to invest.  Historically commodities, during times of inflation or currency depreciation, have been a good store of value.  In June, however, commodities sold off and evidence is beginning to appear that would indicate that the lock step relationship between commodities and the stock market that has existed for the last year or so is beginning to break up.  In other words, commodity markets are beginning to respond to the economics effecting their own specific situation rather than moving in tandem with stock prices.  This would create more diverse market movements and would be a good thing for our strategies.  The second quarter continued to present a difficult environment as a whole for the managed futures industry.  The Barclay B Top 50 CTA Index, representing the performance of the top 50 CTAs in the industry in terms of assets under management, was down in two of the three months and lost approximately 2% during the quarter.  The index lost for consecutive quarters for only the third time since its creation in 1987.  The index has lost approximately 3.5% for the year to date.  The performance problem seems to lie in the unstable nature of the market environment from a time frame perspective.  Short-term systems focusing on moves lasting less than a week have struggled.  Long-term strategies focused on price moves that take months to evolve have refused to reverse.  This may pay off over time but for now it has created small losses.  Only intermediate term strategies focused on 4-6 week price movements have been able to adapt appropriately and capture profits.  The first eight months of the Trust transferring to multi-CTA format has been challenging. The Trust’s evolution to a multi-manager format came just after a very profitable period for many different types of CTA strategies, particularly long-term trend following.  The charged markets of late 2008 and early 2009 exposed problems with our initial discretionary managers and the trend following strategies experienced a pull back that was to be expected. The Trust’s risk control policies enabled the Trust to manage this risk effectively.  Today, the Trust’s portfolio is strongly positioned from a diversification standpoint among sectors traded, investment styles, and investment time horizons.

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

During October, the stock market had its first losing month since March.  An odd result considering the market received its first bit of evidence that the economy is turning around.  Third quarter Gross Domestic Product was reported to have grown at a 3.2% annualized pace.  Much of the gain was attributed to the government’s stimulus projects.  For example, the “Cash for Clunkers” program boosted auto sales while tax credits for home buyers revived housing sales.  For the fiscal year ended September 30, the government reported a $1.4 trillion budget deficit, a record which represents roughly 10% of our GDP.  The budget deficit has kept pressure on the U.S. dollar.  The weaker U.S. dollar continues to help our export sector whose goods and services are cheaper in the global market place.  Our traders have shifted positions in several key areas.  Across the board in multiple time frames our managers have turned positive on most commodities.  Grain, metals, and petroleum markets have lead the way.  Our managers also favor a weaker U.S. dollar.  HCM was our only profitable manager during the month.  Each of the others had small losses.

The stock market climbed higher during the month of November as interest rates remained at or near historic lows.  The U.S. dollar edged lower and sits near its lows for the year against major currencies.  Gold made a new historical high during the month just above $1,175 per ounce.  It should be noted that, on an inflation adjusted basis, gold traded at an equivalent of $2,300 per ounce in 1980.  Other commodities drifted higher, supported by the weaker U.S. dollar.  Grains and metals markets seem to be the leaders while crude oil struggled to break out of a trading range capped above $80 per barrel.  The Trust turned in a positive month during November.  Four of the six managers made money.  Across the board, in multiple time frames, our managers remain positive on most commodities.  Grain, metals, and soft commodity markets have led the way.  Our managers hold mixed positions mixed in the energy complex with a slightly negative bias due to the trading range in crude related markets and the negative performance by natural gas.  Our managers favor a weaker U.S. dollar and remain positioned for lower interest rates. A major reversal took place early in December when the government released an employment report that showed unexpected improvement in that area.  Gold fell 5% that same day and interest rates instruments began a month long slide (rates turned higher).  Gold fell 12% during the month and the total return on ten-year U.S. Treasuries was a negative 5.15%.  The U.S. dollar also staged an impressive 7% rally reversing a 7-month trend of weakness.  Several commodity sectors sold off in sympathy to gold early in the month, but crawled higher as the year drew to a close.  Grains, crude markets, and industrial metals all recovered to close near recent highs.  The Managed futures industry turned in its first losing year since 1994 and its worst year overall since the inception of the Barclay Top 50 CTA Index in 1987.  The Trust turned in a losing performance during December.  Despite our diverse group of managers and their diverse strategies, the Trust’s aggregate positions at the beginning of the month were aligned for a weaker U.S. dollar, lower interest rates, and  stronger gold and commodity markets.  The reversal of those trends early in the month created problems for most of the managers.  HCM, our discretionary manager, made money by hanging on to sugar and cocoa positions and dumping a falling silver position early in the month.  CCG was the most disappointing as their short-term strategy was whipsawed during the month.

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

The Trust’s performance was positive for the first quarter of 2008.  The Trust’s trading in global equity futures was profitable during the quarter.  In January, the market began to adjust to the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of the world’s major stock markets were experiencing double-digit declines. The Trust’s trading in global equity futures was profitable during January as U.S. equities suffered through one of the worst Januarys on record. The rate of decline slowed through February into early March, and then reversed to a modest rally mid March. There was similar strong performance in the interest rate sector in January as both the long and the short end of the U.S. yield curve rallied sharply in response to weakening economic data, declining stock prices and monetary stimulus. The interest rate sector was unprofitable in February as the psychology of the market shifted in February and the U.S. yield curve steepened as long-term interest rates moved higher. This sector was at the center of the storm in March as the U.S. Federal Reserve’s proposal of a financial system overhaul, prompting meaningful price reversals and slight gains for the Trust. Trading in currencies was profitable, though more challenging, for the quarter  as the dollar declined modestly in January, rallied and then reversed again to continue the decline in February into March. The Trust generated profits in most major currencies against the U.S. dollar. Positions in both precious and base metals, led by silver and gold, were profitable January and February, but with the modest market rally at the end of March, these reversed  and this sector was unprofitable for March.  The energy sector started the year off at a loss as crude and crude products  faltered in January from near record high prices. The surge returned in February and continued into March. Crude oil soared to above $100 and natural gas prices increased more than 7% and were responsible for a majority of the profits. The bull market in grains and agricultural, driven by a weak dollar and demand for food related commodities, continued in January and February supplying the greatest profits mid-quarter. The greatest performers mid-quarter were bean oil +27%, coffee + 19%, wheat +15% and sugar +14%.  All reversed in March as grains’ bull market saw a correction and performance drag on the Trust. Only corn bucked the reversal and finished March higher.

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

The Trust’s performance was profitable for the third quarter of 2008.  The third quarter began what was one of the most unstable and volatile periods in the history of the U.S. (and later global) financial markets. The cloud of the U.S. housing and credit crisis started to mushroom and create further turmoil to a point where, by quarter end, the world’s credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10%, and some of the largest U.S. financial institutions were pushed to extinction. The Trust performance across all sectors was negative for July, but these major market moves served as sources of the Trust’s positive August and September performance as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar. The currency sector was profitable during July and August with the dollar surging 8% above the mid-July low. The dollar continued to strengthen as LIBOR rates soared and led to a hoarding of dollars. By the end of the quarter, the Trust was benefiting from the pronounced downward trend in global equity prices. Crisis of confidence was punctuated by bankruptcies, mergers and government bailout. The energy markets continued their decline through August and by September, crude, crude oil products and natural gas were down more than 10% from August close. A weakening global economy and a strengthening U.S. dollar negatively impacted demand while supply side fundamentals had not changed. With the crisis in the credit markets intensifying, global bonds benefited from a flight to quality during August. During September, the bond market was more challenging as sentiment shifted markedly and prompted a sharp reversal. Metals continued their decline, influenced by the dollar rally and the decline in demand for commodities. Gold and silver continued to move lower however, towards the end of the quarter, gold began to break higher while the other metals continued their decline. Agricultural markets which were unprofitable in July and August turned positive in September as the Trust benefited from short positions across the complex. The downtrends were supported by weakening demand and a strong U.S. dollar.

The Trust’s performance was profitable for the fourth quarter of 2008 as it navigated through extreme volatility and capitalized on market moves of historic proportions. November  also marked the first month of trading with four new, diverse trading advisors alongside JWH. The currency sector was the best performing sector for the quarter as the U.S. dollar reasserted its status as the world’s reserve currency. The Trust benefited from the strength of the U.S. dollar vs. European currencies and its weakness vs. the yen. Later in the quarter, profits were earned in the euro, yen, Canadian dollar and Australian dollar. The Global Indices sector was profitable in October and November as the slide continued across the globe. This sector turned negative for the Trust as the decline turned slightly upward by the end of December. The interest rate sector produced flat results for the Trust as cross currents passing through the markets affected rate trends. This sector turned profitable by the end of December as yields continued a steady fall through year end.  Energy positions started the quarter off in positive territory, but turned slightly unprofitable toward the end.  Metals continued their decline from the previous quarter, driven by continued turmoil in the financial markets. Gold and silver lead the gains in October while aluminum and copper lead the gains in November and December. The agricultural markets were positive throughout the quarter reflecting the deteriorating prospects for the global economy and demand for food, animal feed and bio-fuels.

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

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2010 and 2009.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2010, the Trust’s average total capitalization was approximately $54.21 million, and during fiscal year 2009, the Trust’s average total capitalization was approximately $74.70 million.

FISCAL YEAR 2010

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$2.0	$0.7	$1.3	2.4%
Currencies	2.2	0.4	1.4	2.7%
Energies	1.5	0.5	1.0	1.8%
Indices	1.9	0.2	0.9	1.6%
Interest Rates	1.9	0.3	0.9	1.6%
Metals	1.8	0.5	1.0	2.0%
Total	$11.3	$2.6	$6.5	12.1%

FISCAL YEAR 2009

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$1.9	$0.6	$1.1	1.5%
Currencies	1.2	0.2	0.6	0.8%
Energies	1.3	0.2	0.3	0.4%
Indices	1.3	0.1	0.5	0.6%
Interest Rates	1.7	0.5	1.0	1.4%
Metals	3.1	0.5	2.5	3.3%
Total	$10.5	$2.1	$6.0	8.0%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds a significant portion of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury Bill rate.  As of December 31, 2010 and December 31, 2009, the Trust had approximately $22.4 million and $59.5 million, respectively, in cash on deposit with RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2010, Wells Fargo Bank, N.A. held approximately $30.3 million of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and its Advisors manage the Trust’s primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Trust’s primary market risk exposures as well as the strategies used and to be used by the Trust’s Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The Trust may purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.

The following were the primary trading risk exposures of the Trust as of December 31, 2010, by market sector.

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

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations such as Australia.  The Managing Owner anticipates that G-7 interest rates will remain the primary market exposure of the Trust in this sector for the foreseeable future.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2010, the Trust’s primary exposure was in the Mini-NASDAQ (U.S.) and the EURO-STOXX 50 (Germany). The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust trade mainly precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, soybeans, live cattle and cotton accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2010. To a lesser extent and in the past, the Trust has had market exposure to wheat, orange juice, milk and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Fixed Income Securities.  The Trust’s primary exposure to fixed income securities are defined by the CFTC guidelines of acceptable securities for investment of segregated assets.  The scope of the acceptable securities by the CTFC are defined further by the Trust’s agreement with RJOIM to include but not limited to, U.S. Treasury and government agencies’ securities, purchase agreements – collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  Note that total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.  Fixed income securities are recorded at fair market value with changes in fair value recorded in the statement of operations.  Premiums and discounts on securities purchased are amortized over the life of the instrument.  Interest income is accrued and recorded when paid in the statement of operations.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2010 and December 31, 2009.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese yen, British pounds and Canadian dollar.

Cash Position.  The Trust holds a portion of its assets in cash (U.S. dollars) at RJO, earning interest at 100% of the average four-week Treasury Bill rate (calculated daily).  For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2010, Wells Fargo Bank, N.A. held approximately $30.3 million of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Risk Management

The information below outlines the general risk management practices of each Advisor.  These descriptions are not intended to be exhaustive.  For a detailed description of the risks associated with the management practices of each Advisor, see the section entitled “The Trading Advisors” set forth in the Prospectus dated April 30, 2010, filed with the SEC on May 3, 2010 (Registration Number 333-146177), and incorporated into this Form 10-K by reference, the Supplement dated October 1, 2010, filed with the SEC on October 1, 2010 (Registration Number 333-146177), and incorporated into this Form 10-K by reference, and the Supplement dated January 30, 2011, filed with the SEC on February 1, 2011 (Registration Number 333-146177), and incorporated into this Form 10-K by reference.

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

New client accounts may encounter certain risks related to the initial investment of assets during account start-up periods.  For example, during an account’s start-up period, the level of diversification may be lower than a previously existing account with a fully committed and diversified portfolio.  Also, a new account may commence trading in markets which have experienced price movement in the account’s favor but then subsequently retrace.

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

Dominion Capital Management Institutional Advisors, Inc.:  The cornerstone to DCM’s approach to the markets is aggressive risk management.  DCM’s traders monitor the markets 24 hours a day, implementing DCM’s disciplined, systematic trading and risk management strategies.  DCM uses proprietary risk management software to monitor exposure and risk real-time (by position, sector, and portfolio). Money and risk management is dynamic and adjusts to different market conditions.

Trigon Investment Management, LLC:  TIM Discretionary Macro Program implements a three-stage risk control framework.  At the portfolio level, capital at risk is limited to 6% of the net asset value.  Thus if all stops are elected and all premium goes to zero (the program is never net short premium), then the maximum 24-hour drawdown is designed to be limited to 6% of the net asset value.  At the strategy level, the program’s risk is roughly evenly divided between the Global Short-Term Rate and Opportunistic Strategies programs.  While some “borrowing” may occur (a strategy’s risk may edge above 3%), it would likely be modest.  This enforces diversification.  Finally, at the trade level, risk control is accomplished through trading of liquid markets with firm stops.  Trades typically risk about 35 basis points of the net asset value to a maximum of 70 basis points.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Trading Revenues (Loss)	$(13,618)	$617,657	$1,649,268	$1,279,235
Total Trading Expenses	1,133,490	1,083,762	1,042,319	1,373,892
Trading Income (Loss)	(1,147,108)	(466,105)	606,949	(94,657)
Non-Trading Income (Loss)	(1,043,154)	15,800,342	106,825	685,691
Net Income (Loss)	$(2,190,262)	$15,334,237	$713,774	$591,034

Net Income (Loss) per Trading Unit
Class A	$(1.98)	$(0.90)	$0.85	$(0.17)
Class B	$(1.51)	$(0.40)	$1.40	$0.35

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2009	2009	2009	2009
Total Trading Revenues (Loss)	$(2,140,261)	$(765,378)	$(188,857)	$(1,626,486)
Total Trading Expenses	1,652,338	1,296,651	1,344,653	1,217,881
Trading Income (Loss)	(3,792,599)	(2,062,029)	(1,533,510)	(2,844,367)
Non-Trading Income (Loss)	(489,501)	2,305,261	(669,858)	157,084
Net Income (Loss)	$(4,282,100)	$243,232	$(2,203,368)	$(2,687,283)

Net Income (Loss) per Trading Unit
Class A	$(5.79)	$(3.33)	$(2.57)	$(4.86)
Class B	$(5.22)	$(2.79)	$(2.06)	$(4.41)

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2010.

Management's Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2010.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2010, the Trust's internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Trust's independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.   Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2010, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC.  The officers and directors of the Managing Owner as of December 31, 2010 were as follows:

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

Thomas J. Anderson is Chief Financial Officer and Director of RJOFM: Mr. Anderson became the Chief Financial Officer of the Managing Owner on May 5, 2008 and became a principal of the Managing Owner on June 6, 2008.  He also serves as a manager of R.J. O’Brien & Associates, LLC and is a registered NFA principal since June 6, 2008 and an associated person and NFA associate member since May 13, 2008 of R.J. O’Brien & Associates, LLC.  He joined R.J. O’Brien & Associates, LLC and the Managing Owner in May 2008.  Prior to serving in these positions, Mr. Anderson served as Senior Vice President and Group Chief Operating officer for Newedge Financial Inc. (formerly known as Calyon Financial Inc.), a derivatives brokerage firm, from December 2006 to April 2008. From December 2000 through December 2006, Mr. Anderson served as Newedge’s Senior Vice President and Chief Financial Officer. Before joining Newedge, Mr. Anderson served in several capacities (including Assistant Controller, Controller and Chief Financial Officer) from July 1990 to December 2000 at Lind-Waldock & Company, a retail futures brokerage firm. From September 1987 to July 1990, Mr. Anderson was a Senior Auditor for Checkers, Simon & Rosner.  Mr. Anderson is also a registered representative of the lead selling agent.

Annette A. Cazenave is Executive Vice President and Director of RJOFM:  With RJOFM’s purchase of RCMI in December of 2006, Ms. Cazenave joined RJOFM with over 26 years of comprehensive experience in alternative asset management (futures, derivatives and hedge funds) marketing and business management.  Ms Cazenave joined Cargill in March of 2004.  Previously, Ms. Cazenave was VP, Marketing and Product Development, for Horizon Cash Management, LLC (2002-2004).  Prior to this, she was President and Principal of Skylark Partners, Inc., in New York, a financial services consulting firm.  Additionally, Ms. Cazenave held senior level positions with ED&F Man Funds Division (now Man Investments) in New York (1986-1993).  Ms. Cazenave began her career in 1979 as a Sugar trader and holds a B.A. from Drew University and an M.B.A. from Thunderbird, The American Graduate School of International Management.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust does not have any directors or officers of its own and no person is known to the Trust to beneficially own more than 10% of the outstanding units.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2010, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2010, the Managing Owner beneficially held an ownership of $1,175,357 (which is the equivalent of 11,679 units) or approximately 2.26% of the ownership of the Trust as of that date.

(c)
As of December 31, 2010, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.

Item 14.  Principal Accounting Fees and Services

(a)      Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm, $134,732 and $149,601 respectively for the 2010 and 2009 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings and review of other SEC filings.

(b)	Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2010 or 2009 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2010 or 2009 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $125,000 for such services for 2010 and $125,000 for such services for 2009.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

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

Part IV

Item 15.  Exhibits, Financial Statements, Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

c.	Condensed Consolidated Schedules of Investments as of December 31, 2010 and 2009.

d.	Consolidated Statements of Operations, for the years ended December 31, 2010, 2009 and 2008.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2010, 2009 and 2008.

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01
Second Amended and Restated Selling Agreement among R.J. O’Brien  Securities, LLC (the “Lead Selling Agent”), RJO Global Trust (the “Registrant”), R.J. O’Brien Fund Management, LLC (the “Managing Owner”).

1.02	First Amendment to the Second Amended and Restated Selling Agreement, made as of June 29, 2010, among the Lead Selling Agent, the Registrant and the Managing Owner. (2)

3.01	Ninth Amended and Restated Declaration and Agreement of Trust, dated as of September 1, 2010. (2)

3.02	Restated Certificate of Trust. (3)

10.01	Form of Subscription Agreement and Power of Attorney. (2)

10.02*	Amended and Restated Advisory Agreement, made as of September 16, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and John W. Henry & Company, Inc. (4)

10.03*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Abraham Trading, L.P. (4)

10.04*	Advisory Agreement, made as of January 28, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and NuWave Investment Management, LLC. (1)

10.05*	Advisory Agreement, made as of June 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Advisors (Jersey) Limited. (5)

10.06*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Conquest Capital, LLC. (5)

10.07*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Haar Capital Management, LLC. (5)

10.08*	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Dominion Capital Management Institutional Advisors, Inc. (6)

10.09*	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Trigon Investment Advisors, LLC. (6)

10.10	Customer Agreement between Registrant and R.J. O’Brien & Associates, Inc., dated September 27, 2006. (7)

13.01	Annual Report to Unitholders for Fiscal Year 2010.

14.01	R.J. O’Brien Fund Management, LLC Code of Ethics.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

*Confidential Treatment was requested and granted with respect to the omitted portions of these exhibits.

(1)    Incorporated by reference herein from the exhibit of the same description filed on March 30, 2009 with Registrant’s Annual Report on Form 10-K.

(2)    Incorporated by reference herein from the exhibit of the same description filed on December 2, 2010 with the Registrant’s registration Statement on Form S-1.

(3)    Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K

(4)    Incorporated by reference herein from the exhibit of the same description filed on October 6, 2008 with Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-146177).

(5)    Incorporated by reference herein from the exhibit of the same description filed on August 14, 2009 with the Registrant’s quarterly  report on Form 10-Q.

(6)    Incorporated by reference herein from the exhibit of the same description filed on November 12, 2010 with the Registrant’s quarterly report on Form 10-Q.

(7)    Incorporated by reference herein from the exhibit of the same description filed on July 5, 2007 with the Registrant’s annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2011	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 29, 2011, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald Corcoran	Chief Executive Officer and Director
Gerald Corcoran	(principal executive officer)

/s/ Thomas J. Anderson	Chief Financial Officer and Director
Thomas J. Anderson	(principal financial and accounting officer)

/s/ Annette Cazenave	Executive Vice President and Director
Annette Cazenave