Form 10-Q
period 2011-03-31
RJO GLOBAL TRUST
filed 2011-05-12
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to  _______

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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2011	2010
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$16,309,175	$22,388,362
Unrealized gain on open contracts	740,507	1,357,343
Purchased options on futures contracts
(premiums paid $102,013 and $245,722, respectively)	196,463	120,263
Total due from brokers	17,246,145	23,865,968

Cash and cash equivalents on deposit with affiliate	17,617,868	18,737,332
Cash on deposit with bank	6,275	16,248
Fixed income securities
(cost $12,981,686 and $11,544,636, respectively), held by affiliate	12,975,344	11,540,784
Interest receivable	17,505	36,141
Cash on deposit with bank - Non-Trading	4,262,545	5,133,598
Prepaid expenses - Non-Trading	97,831	81,602

Total Assets	$52,223,513	$59,411,673

Liabilities and Unitholders' Capital
Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $30,353)	$58,781	$-
Accrued commissions	143,173	151,916
Accrued management fees	67,557	76,511
Accrued incentive fees	58,100	278,042
Accrued offering expenses	19,860	16,588
Accrued operating expenses	197,196	201,344
Redemptions payable - Trading	3,380,982	1,549,974
Accrued management fees to U.S. Bank - Non-Trading	11,471	17,492
Accrued professional fees - Non-Trading	22,250	-
Distribution payable - Non-Trading	328,748	1,083,908
Total liabilities	4,288,118	3,375,775

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners
Class A (429,360 and 490,278 units outstanding at
March 31, 2011 and December 31, 2010, respectively)	41,594,294	49,340,822
Class B (11,955 and 13,420 units outstanding at
March 31, 2011 and December 31, 2010, respectively)	1,211,513	1,405,692
Managing owner (11,679 Class A units outstanding at
March 31, 2011 and December 31, 2010)	1,131,405	1,175,357

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (366,407 and 407,463 units outstanding at
March 31, 2011 and December 31, 2010, respectively)	646,579	737,509
Nonparticipating owners (1,906,881 and 1,865,825 units outstanding at
March 31, 2011 and December 31, 2010, respectively)	3,351,604	3,376,518

Total unitholders' capital	47,935,395	56,035,898

Total Liabilities and Unitholders’ Capital	$52,223,513	$59,411,673

Net asset value per unit:
Trading:
Class A	$96.88	$100.64
Class B	$101.34	$104.75
LLC equity/Non-Trading	$1.76	$1.81

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2011		December 31, 2010
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities
Certificate of Deposit
Chile
Financials (cost $1,500,000 and 1,500,037, respectively)	3.13%	$1,501,125	2.68%	$1,500,480

Commercial Paper
South Korea
Financials (cost $1,498,115 and $1,499,660, respectively)	3.13%	1,498,905	2.68%	1,499,820
United States
Insurance (cost $1,499,381 and $1,499,561, respectively)	3.13%	1,499,985	2.68%	1,499,580

Total Commercial Paper	6.26%	2,998,890	5.35%	2,999,400

Corporate Bonds
United States
Financials (cost $1,345,903)		-	2.40%	1,344,503

Government Agencies
United States
US Government Agency (cost $8,392,285 and $3,393,729, respectively)	17.49%	8,383,425	6.05%	3,390,654

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $91,904 and $2,305,746, respectively)	0.19%	91,904	4.11%	2,305,747

Total Fixed Income Securities (cost $12,981,686 and $12,827,588, respectively)		$12,975,344		$11,540,784

Futures Positions
Agriculture	0.30%	$143,416	1.64%	$920,055
Currency	0.17%	83,248	0.45%	251,310
Energy	0.33%	156,611	0.12%	65,691
Indices	0.17%	83,693	0.03%	19,608
Interest rates	-0.14%	(68,633)	0.21%	117,158
Metals	0.18%	88,543	1.41%	789,173

Forward Positions
Currency	1.88%	902,533	-0.86%	(483,988)

Total long positions on open contracts		$1,389,411		$1,679,007

Short Positions
Future Positions
Agriculture	0.08%	$36,081	-0.58%	$(323,637)
Currency	0.00%	(1,004)	-0.04%	(23,476)
Energy	0.05%	23,621	-0.08%	(45,099)
Indices	-0.46%	(218,941)	0.10%	57,841
Interest rates	0.10%	45,842	-0.02%	(13,742)
Metals	0.00%	2,046	-1.16%	(651,198)

Forward Positions
Currency	-1.12%	(536,549)	1.21%	677,647

Total short positions on open contracts		$(648,904)		$(321,664)

Total unrealized gain on open contracts		$740,507		$1,357,343

Long put options on future contracts
Indices (premiums paid - $245,722)		$-	0.21%	$120,263

Long call options on future contracts
Currency (premiums paid - $ 69,200)	0.31%	$148,338		$-
Interest Rates (premiums paid - $ 32,812)	0.10%	48,125		-
Total Long call options on future contracts		$196,463		$-

Short call options on future contracts
Currency (premiums received - $ 28,400)	-0.12%	$(57,688)		$-
Interest Rates (premiums received - $ 1,953)	0.00%	(1,093)		-
Total Short call options on future contracts		$(58,781)		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended March 31,
	2011	2010
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(563,273)	$(262,721)
Change in unrealized gain (loss) on open positions	(425,355)	255,422
Foreign currency transaction gain (loss)	137,497	(13,247)
Total Trading gain (loss)	(851,131)	(20,546)

Net investment income (loss):
Gain (loss) on trading of fixed income securities:
Realized gain (loss) on closed positions	(20,130)	-
Change in unrealized gain (loss) on open positions	10,316	-
Interest income	82,844	6,928
Total net investment gain (loss)	73,030	6,928

Expenses:
Commissions - Class A	606,676	599,037
Commissions - Class B	10,103	3,547
Advisory fees	15,266	-
Management fees	213,022	240,906
Incentive fees	58,100	-
Ongoing offering expenses	30,000	20,000
Operating expenses	185,000	270,000
Total expenses	1,118,167	1,133,490

Trading income (loss)	(1,896,268)	(1,147,108)

Non-Trading income (loss):
Interest on Non-Trading reserve	1,864	2,182
Legal and administrative fees	(42,100)	(958,681)
Management fees paid to US Bank	(75,608)	(86,655)
Non-Trading income (loss)	(115,844)	(1,043,154)

Net income (loss)	$(2,012,112)	$(2,190,262)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2011
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2010	490,278	$49,340,822	13,420	$1,405,692	11,679	$1,175,357
Trading income (loss)	-	(1,807,393)	-	(44,923)	-	(43,952)
Unitholders’ contributions	2,592	259,500	-	-	-	-
Unitholders’ redemptions	(63,510)	(6,198,635)	(1,465)	(149,256)	-	-
Balances at March 31, 2011	429,360	$41,594,294	11,955	$1,211,513	11,679	$1,131,405

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2010	515,377	$51,921,871
Trading income (loss)	-	(1,896,268)
Unitholders’ contributions	2,592	259,500
Unitholders’ redemptions	(64,975)	(6,347,891)
Balances at March 31, 2011	452,994	$43,937,212

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2010	407,463	$737,509	1,865,825	$3,376,518	2,273,288	$4,114,027
Non-Trading income (loss)	-	(18,671)	-	(97,173)	-	(115,844)
Reallocation due to Redemptions	(41,056)	(72,259)	41,056	72,259	-	-
Balances at March 31, 2011	366,407	$646,579	1,906,881	$3,351,604	2,273,288	$3,998,183

Total Unitholders Capital at March 31, 2011						$47,935,395
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2010	$100.64	$104.75	$1.81
Net change per unit	(3.76)	(3.41)	(0.05)
Net asset value per unit at March 31, 2011	$96.88	$101.34	$1.76

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to eight independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of March 31, 2011, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  The Managing Owner filed its currently-effective registration statement on Form S-1 on behalf of the Trust with respect to the registration of 915,517 units of beneficial interest on December 2, 2010 (File No. 333-170937).  This registration statement became effective with the Securities and Exchange Commission (the “SEC”) on May 2, 2011.

The Trust currently offers two classes of units: Class A units and Class B units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to selling commissions.  See Note (8) for further detail regarding commissions.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) beneficial owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless beneficial owners holding more than 50% of the outstanding units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decrease in the aggregate net asset value of the Trust to less than $2,500,000; (8) a decline in the net asset value per unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

The LLC compensates US Bank, as manager, the following:  (1) an annual fee of $25,000; (2) a distribution fee of $25,000 per distribution; (3) out-of-pocket expenses; and (4) an hourly fee for all personnel at the then expected hourly rate ($350 per hour at execution of agreement).

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC.  All material intercompany transactions have been eliminated upon consolidation.

(c)	Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and measured at fair value daily.  Unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and fair value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the consolidated financial statements.  As the broker has the right of offset, the Trust presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the consolidated statements of financial condition.  Any change in net unrealized gain or loss on futures and forward contracts from the preceding period is reported in the consolidated statements of operations.  Gains or losses are realized when contracts are liquidated.

The Trust may write (sell) and purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.  When the Trust writes an option, the premium received is recorded as a liability in the statement of financial condition and measured at fair value daily.  When the Trust purchases an option, the premium paid is recorded as an asset in the consolidated statements of financial condition and measured at fair value daily.  Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the consolidated statements of operations.  When a written option expires or the Trust enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of realized gain (loss) on closed positions.  When a purchased option is exercised, the proceeds on the sale of an underlying instrument (for a purchased put option), or the purchase cost of an underlying instrument (for a purchased call option) is adjusted by the amount of the premium paid.

At March 31, 2011, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management LLC, (“RJOIM”), an affiliate of the Managing Owner.

Fixed income securities are recorded at fair value, with changes in fair value recorded in the statement of operations as unrealized gain (loss) on fixed income securities.  Realized gains (losses) from liquidation of fixed income securities are determined in the specific identification basis.  Premiums and discounts on securities purchased are amortized over the lives of the respective instruments.  Interest income is recognized on the accrual basis.

(d)	Ongoing Offering Costs

Ongoing offering costs, subject to a ceiling of 0.50% of the Trust’s average month-end net assets, are paid by the Trust and expensed as incurred.

(e)	Foreign Currency Transactions

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

The Trust engages in the speculative trading of U.S. and foreign futures contracts, options, and forward contracts (collectively derivatives) through the Advisors.  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Trust, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option.  There is also the risk the Fund may not be able to enter into a closing transaction because of an illiquid market.

The Trust is a buyer of exchange-traded options.  As such, the Trust pays a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Purchased options expose the Trust to a risk of loss limited to the premiums paid.

Net trading results from derivatives for periods ended March 31, 2011 and 2010 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options, and forward contracts.

The Trust’s primary exposure to fixed income securities are defined by the U.S. Commodity Futures Trading Commission (“CFTC”) guidelines of acceptable securities for investment of segregated assets.  The scope of the acceptable securities by the CTFC are defined further by the RJOIM agreement with the Trust to include but not limited to, U.S. Treasury and government agencies’ securities, purchase agreements – collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investment in the Trust.

(6)	Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at RCM plus $1,000,000 in cash, were transferred to a Non-Trading account, as explained in Note (2)(g). On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets. The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders.

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

*The collections on June 4, October 15, and December 30, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill").  The gross collections of $15,300,000 on June 4, 2010, $661,567 on October 15, 2010, and $1,317,479 on December 30, 2010 were reduced by $970,550, $378,777, and $754,316 respectively, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement.

(7)	Fair Value Measurements

In accordance with the Fair Value Measurements Topic of the Financial Accounting Standards Board Accounting Standards Codification, the Trust established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts, and fixed income securities that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2011 and March 31, 2010, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011
	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$374,522	$-	$-	$374,522
Forward currency positions	-	365,985	-	365,985
Purchased options on futures contracts	196,463	-	-	196,463
Written options on futures contracts	(58,781)			(58,781)
Fixed income securities	-	12,975,344	-	12,975,344

Total fair value	$512,204	$13,341,329	$-	$13,853,533

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$1,163,684	$-	$-	$1,163,684
Forward currency positions	-	193,659	-	193,659
Purchased options on futures contracts	120,263	-	-	120,263
Fixed income securities	-	11,540,784	-	11,540,784

Total fair value	$1,283,947	$11,734,443	$-	$13,018,390

(8)	Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month based on the net asset value per unit on such date on five business days’ written notice to ACS Securities Services, Inc., (“ACS”) the Trust’s administrator, or the Managing Owner. Payment will generally be made within 10 business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner. Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty. The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended, contains a full description of redemption and distribution policies.

Subscriptions

An investor may purchase units in the Trust effective the first business day of any month based on the net asset value per unit on the last business day of the previous month.  A correctly completed and signed subscription form with the corresponding funds must be received by ACS no later than five business days before the end of such month.  If the forms are completed accurately, the investor’s subscription is accepted and the units purchased become invested on the first business day of the following month.  If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the administrator.  Likewise if a subscription form is received without the funds by the fifth business day before the end of the month, the subscription request is rejected.  If funds are received without a subscription form, the funds are returned to the investor.  If a subscription is accepted, 100% of the investment amount is invested as of the effective date.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended, and its prospectus contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

Commissions

The Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO.  Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.

The Trust’s brokerage fee constitutes a “wrap fee” of 5.0% of the Trust’s month-end assets on an annual basis (0.417% monthly) with respect to Class A units and 3.0% of the Trust’s month-end assets on an annual basis (0.25% monthly) with respect to Class B units, which covers the fees described below.  “Brokerage fee” includes the following across each class of units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and exchange fees	1.57%	1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%
Totals		5.00%	3.00%

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

The following financial highlights show the Trust’s financial performance for the three-month periods ended March 31, 2011 and 2010.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2011	2010	2011	2010
Per share operating performance:
Net asset value of Trading units, beginning of year	$100.64	$102.84	$104.75	$104.91
Total Trading income (loss):
Trading gain (loss)	(1.61)	(0.04)	(1.71)	(0.04)
Investment income	0.13	0.01	0.14	0.01
Expenses	(2.28)	(1.95)	(1.84)	(1.48)
Trading income (loss)	(3.76)	(1.98)	(3.41)	(1.51)
Net asset value of Trading units, end of year	$96.88	$100.86	$101.34	$103.40

Total return:
Total return before incentive fees	(3.62)%	(1.96)%	(3.15)%	(1.46)%
Less incentive fee allocations	(0.12)%	0.00%	(0.11)%	0.00%
Total return	(3.74)%	(1.96)%	(3.26)%	(1.46)%

Ratios to average net assets:
Trading income (loss)	(3.92)%	(2.01)%	(3.29)%	(0.91)%
Expenses:
Expenses, less incentive fees	(2.20)%	(1.99)%	(1.65)%	(0.89)%
Incentive fees	(0.12)%	0.00%	(0.11)%	0.00%
Total expenses	(2.32)%	(1.99)%	(1.76)%	(0.89)%

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2011 and 2010.

(10)	Cash Management Agreement with Affiliate.

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment advisor and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of March 31, 2011 the Trust’s deposits held by RJOIM consisted of cash of $17,617,868 and fixed income securities of $12,975,344.  Advisory fees earned by the affiliate aggregated $15,266 for the three months ended March 31, 2011.

(11)	Derivative Instruments and Hedging Activities.

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2011
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$143,416	$36,081	$179,497
Currency	1,134,118	(595,240)	538,878
Energy	156,611	23,621	180,232
Indices	83,693	(218,941)	(135,248)
Interest Rates	(20,508)	44,463	23,955
Metals	88,543	2,332	90,875
	$1,585,873	$(707,684)	$878,189

As of December 31, 2010
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$920,055	$(323,637)	$596,418
Currency	928,957	(507,464)	421,493
Energy	65,691	(45,099)	20,592
Indices	197,712	-	197,712
Interest Rates	117,158	(13,742)	103,416
Metals	789,173	(651,198)	137,975
	$3,018,746	$(1,541,140)	$1,477,606

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain on open contracts on the consolidated statements of financial condition as of March 31, 2011 and December 31, 2010 respectively.

Trading gain (loss) for the following periods:

	Three months ended March 31,
Type of Futures Contracts	2011	2010
Agriculture	$(98,433)	$(531,357)
Currency	(524,630)	536,385
Energy	262,719	(108,180)
Indices	46,768	185,013
Interest Rates	(628,477)	101,262
Metals	90,921	(203,669)
	$(851,132)	$(20,546)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Introduction

The RJO Global Trust is a Delaware statutory trust (formed in November 1996) that trades in the U.S. and international futures and forward markets in equities, fixed income, currencies, interest rates, energy and agricultural products, metals, commodities indices, and stock indices.  The primary objective of the Trust is capital appreciation.  R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust, pursues this objective by allocating the Trust’s assets to a diverse group of experienced commodity trading advisors.  The Managing Owner seeks to reduce volatility and risk of loss by participating in broadly diversified global markets and implementing risk control policies.

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to advisory agreements executed between the Trust and each Advisor.  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM.  Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors.  On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the three-month period ended March 31, 2011, 2,592 Class A units for $259,500 and no Class B units were purchased by the beneficial owners.  The Managing Owner purchased no units during this time.  For the period ending March 31, 2011, the Beneficial Owners redeemed a total of 63,510 Class A units for $6,198,635, and 1,465 Class B units for $149,256. The Managing Owner redeemed no units during this time.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Advisors monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trust’s futures and forward contacts, and re-allocating Trust assets to different market sectors.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the three month period ending March 31, 2011, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(c)	Liquidity

The Trust’s assets at March 31, 2011 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the period ended March 31, 2011 and December 31, 2010, the Trust has received or accrued to receive trading interest of $17,505 and $36,141, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of March 31, 2011, Wells Fargo Bank, N.A. held approximately $30.6 million of the Trust’s assets.

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

(d)	Results of Operations

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

JWH, ATC, GAJL, CCG, NW and DCM are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessment of the relative strengths of different national economies or economic sectors is made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For the discretionary Advisor, HCM, economic fundamentals and macroeconomic assessments are made.

The performance summaries set forth below outline certain factors that affected the performance of the Trust for the periods presented.  The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future.  Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended March 31, 2011

The Trust recorded net trading losses of $(1,896,268) or $(3.76) per trading unit for Class A units and a loss of $(3.41) per trading unit for Class B units in the first quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2011, the Trust had gained 18.43% since its inception in June 1997.

On March 31, 2011, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.92%), CCG (15.56%), GAJL (17.37%), HCM (8.57%), JWH (8.50%), NW (16.07%), DCM (9.08%) and TIM (7.93%).

The stock market started the year with a solid gain.  U.S. treasuries and the U.S. dollar were slightly weaker.  Precious metals were decidedly weaker during the month but other commodities, lead higher by grains, allowed the Dow Jones UBS commodity index to post a gain of 1%.  The stock market benefitted from low interest rates and strong corporate earnings.  The U.S. bond market has not responded to signs of inflation that have begun to surface in the emerging economies of China, India, and Brazil.  In particular the economies of several Northern African countries have shown stress over food prices.  The political stress in Egypt and Tunisia added significant support to grain and energy prices.  Near month end, market participants saw evidence of those governments beginning to hoard food to make sure supplies are adequate at any cost.  Concern over access to the Suez Canal and the flow of oil exports from the region were reasons given for strength in oil prices.

Stocks kept climbing higher quietly during the month of February.  The rally was disrupted in the latter part of February as violence erupted in Libya.  Stress in the Middle East sparked a renewed rally in the petroleum markets.  In an odd turn of events, market participants identified climbing fuel prices, which on their own might be considered inflationary and negative for fixed income markets, as a reason that global economies might slow and therefore lessen inflationary pressures.  With this as a backdrop, U.S. treasuries posted a modest gain.  Commodity indices led higher by energy and metals markets posted all-time highs.  Domestically, the House and Senate have undertaken a project to revise and pass a budget that will reign in the country’s ballooning budget deficit.  Negotiations do not appear to be going well.  This all adds up to a volatile market outlook.

In March, an earthquake in Japan and the tsunami that followed unleashed a series of events that will change that country forever.  Stocks and commodities plunged following the disaster but recovered during the latter part of the month to finish unchanged.  A coalition of foreign forces decided to intervene in Libya to support the rebel groups battling against Gaddafi.  Unemployment in the U.S. was reported to be improving with the best number since 2008.    The USDA reports the lowest corn inventories in years.

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

After selling off aggressively in early February, the stock market rebounded to finish with a modest gain.  Commodity markets, lead by crude oil and gold, also gained ground during the month.  Commodities and stocks continued to move with an uncharacteristically high degree of positive correlation.  For example, the charts for gold, crude oil, and the S&P 500 look very similar.  Each of the three markets finds itself in the middle of a wide trading range bordered by November 2009 highs and early February lows.  The only market that appears to be trending is the U.S. dollar.  It has strengthened 11% or more against the euro, the British pound, and the Swiss franc.  The U.S. dollar however, has not strengthened against the Australian dollar, Japanese yen, or Canadian dollar.  The situation highlights European weakness as opposed to U.S. strength.  During the month NW and CCG made money.  GAJL and HCM were frustrated by choppy commodity markets.  JWH and ATC were also frustrated by a lack of follow through in downside moves that had begun developing in several sectors.

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

(e)	Off-Balance-Sheet Arrangements; Disclosure of Contractual Obligations

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2011.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 filed on April 22, 2011 and declared effective May 2, 2011.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

a)  None
b)  The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2011:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	5,909	479	$98.86	$103.06
February	23,720	-	$98.31	$102.67
March	33,881	986	$96.88	$101.34

Total	63,510	1,465

Class A units sold January 1, 2011 through March 31, 2011: 2,592
Class B units sold January 1, 2011 through March 31, 2011: 0
Units (Class A) unsold through March 31, 2011:  919,318 ($89,063,528)
Units (Class B) unsold through March 31, 2011: 919,318 ($93,163,686)
Aggregate price paid for units sold January 1, 2011 through March, 2011: $259,500

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of RJO Global Trust (the “Registrant”), dated as of September 1, 2010.1

3.03	Restated Certificate of Trust of the Registrant.2

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

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

RJO Global Trust

Date:	May 12, 2011

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Principal Financial Officer and duly authorized officer