Form 10-Q
period 2011-06-30
RJO GLOBAL TRUST
filed 2011-08-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☐ Yes ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$10,153,136	$22,388,362
Unrealized gain (loss) on open contracts	(692,259)	1,357,343
Purchased options on futures contracts (premiums paid $80,747 and $245,722, respectively)	57,997	120,263
Total due from brokers	9,518,874	23,865,968

Cash and cash equivalents on deposit	18,242,697	18,737,332
Cash on deposit with bank	19,441	16,248
Fixed income securities (cost $12,712,617 and $11,544,636, respectively)	12,691,928	11,540,784
Interest receivable	48,992	36,141
Cash on deposit with bank - Non-Trading	4,476,651	5,133,598
Prepaid expenses - Non-Trading	76,887	81,602

Total Assets	$45,075,470	$59,411,673

Liabilities and Unitholders' Capital
Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $24,400)	$9,913	$-
Accrued commissions	101,755	151,916
Accrued management fees	56,988	76,511
Accrued incentive fees	59,402	278,042
Accrued offering expenses	10,613	16,588
Accrued operating expenses	159,034	201,344
Redemptions payable - Trading	2,026,136	1,549,974
Accrued management fees to U.S. Bank - Non-Trading	12,776	17,492
Distribution payable - Non-Trading	328,748	1,083,908
Total liabilities	2,765,365	3,375,775

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners
Class A (398,781 and 490,278 units outstanding at June 30, 2011 and December 31, 2010, respectively)	36,742,772	49,340,822
Class B (13,481 and 13,420 units outstanding at June 30, 2011 and December 31, 2010, respectively)	1,305,864	1,405,692
Managing owner (535 and 11,679 Class A units outstanding at June 30, 2011 and December 31, 2010, respectively)	49,295	1,175,357

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (340,196 and 407,463 units outstanding at June 30, 2011 and December 31, 2010, respectively)	630,113	737,509
Nonparticipating owners (1,933,092 and 1,865,825 units outstanding at June 30, 2011 and December 31, 2010, respectively)	3,582,061	3,376,518

Total unitholders' capital	42,310,105	56,035,898

Total Liabilities and Unitholders’ Capital	$45,075,470	$59,411,673

Net asset value per unit:
Trading:
Class A	$92.14	$100.64
Class B	$96.87	$104.75
LLC equity/Non-Trading	$1.85	$1.81

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	June 30, 2011		December 31, 2010
	Percentage of Net Assets	Fair value	Percentage of Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities
Certificate of Deposit
Chile
Financials (cost $1,500,000 and $1,500,037, respectively)	3.55%	$1,500,270	2.68%	$1,500,480

Commercial Paper
South Korea
Financials (cost $1,499,660)		-	2.68%	1,499,820
United States
Insurance (cost $1,499,561)		-	2.68%	1,499,580
Total Commercial Paper		-	5.35%	2,999,400

Corporate Bonds
United States
Financials (cost $1,972,421 and $1,345,903, respectively)	4.63%	1,958,936	2.40%	1,344,503
Great Britain
Special Purpose (cost $1,527,135)	3.61%	1,526,010		-
United States
Telephone (cost $672,035)	1.57%	665,743		-
Total Corporate Bonds	9.81%	4,150,689	2.40%	1,344,503

Government Agencies
United States
U.S. Government Agency (cost $6,999,000 and $3,393,729, respectively)	16.54%	6,998,945	6.05%	3,390,654

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $42,025 and $2,305,746, respectively)	0.10%	42,024	4.11%	2,305,747

Total Fixed Income Securities (cost $12,712,617 and $11,544,636, respectively)		$12,691,928		$11,540,784

Long Positions
Futures Positions
Agriculture	-0.75%	$(318,565)	1.64%	$920,055
Currency	0.04%	15,783	0.45%	251,310
Energy	-0.26%	(108,605)	0.12%	65,691
Indices	0.27%	115,302	0.03%	19,608
Interest rates	-0.12%	(51,941)	0.21%	117,158
Metals	-0.07%	(30,682)	1.41%	789,173

Forward Positions
Currency	1.10%	463,724	-0.86%	(483,988)

Total long positions on open contracts		$85,016		$1,679,007

Short Positions
Futures Positions
Agriculture	0.88%	$374,111	-0.58%	$(323,637)
Currency	-0.01%	(5,313)	-0.04%	(23,476)
Energy	0.18%	75,780	-0.08%	(45,099)
Indices	-0.77%	(325,249)	0.10%	57,841
Interest rates	-0.09%	(38,866)	-0.02%	(13,742)
Metals	-0.37%	(155,398)	-1.16%	(651,198)

Forward Positions
Currency	-1.66%	(702,340)	1.21%	677,647

Total short positions on open contracts		$(777,275)		$(321,664)
Total unrealized gain (loss) on open contracts		$(692,259)		$1,357,343
Long put options on future contracts
Indices (premiums paid - $245,722)		$-	0.21%	$120,263
Long call options on future contracts
Currency (premiums paid - $ 59,700)	0.07%	$28,700		$-
Interest rates (premiums paid - $ 21,047)	0.07%	29,297		-
Total long call options on future contracts		$57,997		$-
Short call options on future contracts
Currency (premiums received - $ 24,400)	-0.02%	$(9,913)		$-

Total short call options on future contracts		$(9,913)		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$501,004	$895,419	$(62,269)	$632,697
Change in unrealized gain (loss) on open positions	(1,507,010)	(263,057)	(1,932,365)	(7,634)
Foreign currency transaction gain (loss)	(21,405)	(31,685)	116,092	(44,932)
Total Trading gain (loss)	(1,027,411)	600,677	(1,878,542)	580,131

Net investment income (loss):
Gain (loss) on trading of fixed income securities:
Realized gain (loss) on closed positions	822	-	(19,308)	-
Change in unrealized gain (loss) on open positions	(14,347)	-	(4,031)	-
Interest income	23,290	16,980	106,134	23,908
Total net investment gain (loss)	9,765	16,980	82,795	23,908

Expenses:
Commissions - Class A	517,624	561,415	1,124,300	1,160,452
Commissions - Class B	10,321	4,293	20,424	7,840
Advisory fees	15,594	-	30,860	-
Management fees	181,534	228,054	394,556	468,960
Incentive fees	59,402	-	117,502	-
Ongoing offering expenses	75,000	20,000	105,000	40,000
Operating expenses	187,048	270,000	372,050	540,000
Total expenses	1,046,523	1,083,762	2,164,692	2,217,252

Trading income (loss)	(2,064,169)	(466,105)	(3,960,439)	(1,613,213)

Non-Trading income (loss):
Interest on Non-Trading reserve	542	2,842	2,407	5,024
Collections in excess of impaired value	343,664	16,024,600	343,664	16,024,600
Legal and administrative fees	(82,015)	(152,010)	(124,116)	(1,110,691)
Management fees paid to US Bank	(48,201)	(75,090)	(123,808)	(161,745)
Non-Trading income (loss)	213,990	15,800,342	98,147	14,757,188

Net income (loss)	$(1,850,179)	$15,334,237	$(3,862,292)	$13,143,975

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2011
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2010	490,278	$49,340,822	13,420	$1,405,692	11,679	$1,175,357
Trading income (loss)	-	(3,754,650)	-	(106,554)	-	(99,235)
Unitholders’ contributions	3,974	392,000	2,066	210,000	-	-
Transfers from Class A to Class B	-	-	-	-	-	-
Unitholders’ redemptions	(95,471)	(9,235,400)	(2,005)	(203,274)	(11,144)	(1,026,827)
Balances at June 30, 2011	398,781	$36,742,772	13,481	$1,305,864	535	$49,295

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars
Balances at December 31, 2010	515,377	$51,921,871
Trading income (loss)	-	(3,960,439)
Unitholders’ contributions	6,040	602,000
Transfers from Class A to Class B	-	-
Unitholders’ redemptions	(108,620)	(10,465,501)
Balances at June 30, 2011	412,797	$38,097,931

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars
Balances at December 31, 2010	407,463	$737,509	1,865,825	$3,376,518	2,273,288	$4,114,027
Non-Trading income (loss)	-	13,353	-	84,794	-	98,147
Reallocation due to Redemptions	(67,267)	(120,749)	67,267	120,749	-	-
Balances at June 30, 2011	340,196	$630,113	1,933,092	$3,582,061	2,273,288	$4,212,174

Total Unitholders Capital at June 30, 2011						$42,310,105

	Unitholders' Capital Trading Class A	Unitholders' Capital Trading Class B	Unitholders' Capital (LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2010	$100.64	$104.75	$1.81
Net change per unit	(8.50)	(7.88)	0.04
Balances at June 30, 2011	$92.14	$96.87	$1.85

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

(1)	General Information and Summary

RJO Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals, and exchanges for physicals pursuant to the trading instructions of independent trading advisors.  Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust.  R.J. O’Brien & Associates, LLC (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust.  R.J. O’Brien Securities, LLC (“Selling Agent”) is the lead selling agent of the units of beneficial interest of the Trust (the “Units”).

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to eight independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of June 30, 2011, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

Units of beneficial ownership of the Trust commenced selling on April 3, 1997.  Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.  The Trust filed a Post-Effective Amendment to its Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on July 5, 2011 to deregister the remaining Units that were unsold under the public offering.  The Post-Effective Amendment was declared effective by the SEC on July 8, 2011.

The Trust currently offers two classes of units on a private basis: Class A units and Class B units.  Class A units are subject to a selling commission.  Class B units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to selling commissions.  See Note (8) for further detail regarding commissions.

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

At June 30, 2011, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management LLC, (“RJOIM”), an affiliate of the Managing Owner.  As of June 30, 2011, Wells Fargo Bank, N.A. held approximately $30.9 million of the Trust’s assets.

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

The Trust also pays the Advisors a quarterly incentive fee of up to 20% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Advisor’s portion of the assets allocated to it.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act, as amended, requires an FCM to segregate or secure all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for periods ended June 30, 2011 and 2010 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options, and forward contracts.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from RCM		Balance of Impaired Value	Collections in Excess of Impaired Value		Cash Distributions to Non-Participating Owners	Additional Units in Trust for Participating Owners
Date							Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-

Totals	$47,035,630		$-	$30,072,368		$25,286,697	129,672	$11,895,958

*
The collections on June 4, October 15, December 30, 2010 and June 2, 2011 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill"). The gross collections of $15,300,000 on June 4, 2010, $661,567 on October 15, 2010, $1,317,479 on December 30, 2010 and $803,975 on June 2, 2011 were reduced by $970,550, $378,777, $754,316 and $460,312 respectively, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement.

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2011 and December 31, 2010, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Unrealized loss on open contracts:
Futures positions	$(453,643)	$-	$-	$(453,643)
Forward currency positions	-	(238,616)	-	(238,616)
Purchased options on futures contracts	57,997	-	-	57,997
Written options on futures contracts	(9,913)	-	-	(9,913)
Fixed income securities		12,691,928	-	12,691,928
Total fair value	$(405,559)	$12,453,312	$-	$12,047,753

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Unrealized gain on open contracts:
Futures positions	$1,163,684	$-	$-	$1,163,684
Forward currency positions	-	193,659	-	193,659
Purchased options on futures contracts	120,263	-	-	120,263
Fixed income securities	-	11,540,784	-	11,540,784
Total fair value	$1,283,947	$11,734,443	$-	$13,018,390

(8)	Operations

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

Subscriptions

Investors that are eligible to participate in the private offering of the Units may purchase Units in the Trust effective the first business day of any month based on the net asset value per unit on the last business day of the previous month.  A correctly completed and signed subscription form with the corresponding funds must be received by ACS no later than five business days before the end of such month.  If the forms are completed accurately, the investor’s subscription is accepted and the units purchased become invested on the first business day of the following month.  If the subscription form is incomplete, the subscription is rejected and funds are returned to the investor from the administrator.  Likewise if a subscription form is received without the funds by the fifth business day before the end of the month, the subscription request is rejected.  If funds are received without a subscription form, the funds are returned to the investor.  If a subscription is accepted, 100% of the investment amount is invested as of the effective date.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended, and its Confidential Private Placement Memorandum and Disclosure Document contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

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

The following financial highlights show the Trust’s financial performance for the three and six-month periods ended June 30, 2011 and 2010.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Per share operating performance:
Net asset value of Trading units, beginning of period	$96.88	$100.86	$101.34	$103.40	$100.64	$102.84	$104.75	$104.91
Total Trading income (loss):
Trading gain (loss)	(2.42)	1.14	(2.75)	0.93	(4.07)	1.19	(4.52)	0.74
Investment income	0.11	0.03	0.12	0.03	0.24	0.04	0.25	0.04
Expenses	(2.43)	(2.07)	(1.84)	(1.36)	(4.67)	(4.12)	(3.61)	(2.70)
Trading income (loss)	(4.74)	(0.90)	(4.47)	(0.40)	(8.50)	(2.88)	(7.88)	(1.91)
Net asset value of Trading units, end of period	$92.14	$99.96	$96.87	$103.00	$92.14	$99.96	$96.87	$103.00

Total return:
Total return before incentive fees	(4.75)%	(0.90)%	(4.28)%	(0.39)%	(8.19)%	(2.88)%	(7.29)%	(1.85)%
Less incentive fee allocations	(0.14)%	0.00%	(0.13)%	0.00%	(0.26)%	0.00%	(0.24)%	0.00%
Total return	(4.89)%	(0.90)%	(4.41)%	(0.39)%	(8.45)%	(2.88)%	(7.53)%	(1.85)%

Ratios to average net assets:
Trading income (loss)	(4.94)%	(0.89)%	(4.68)%	(0.18)%	(8.74)%	(2.96)%	(7.99)%	(1.50)%
Expenses:
Expenses, less incentive fees	(2.40)%	(2.05)%	(1.93)%	(1.31)%	(4.56)%	(4.05)%	(3.56)%	(2.55)%
Incentive fees	(0.14)%	0.00%	(0.13)%	0.00%	(0.26)%	0.00%	(0.24)%	0.00%
Total expenses	(2.54)%	(2.05)%	(2.06)%	(1.31)%	(4.82)%	(4.05)%	(3.80)%	(2.55)%

The calculations above do not include activity within the Trust's Non-Trading accounts.

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six-month periods ended June 30, 2011 and 2010.

(10)	Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment advisor and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of June 30, 2011 the Trust’s deposits held by RJOIM consisted of cash of $18,242,697 and fixed income securities of $12,691,928. Advisory fees earned by the affiliate aggregated $15,594 and $30,860 for the three and six months ended June 30, 2011, respectively.

(11)	Derivative Instruments and Hedging Activities

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2011

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$(318,565)	$374,111	$55,546
Currency	508,207	(717,566)	(209,359)
Energy	(108,605)	75,780	(32,825)
Indices	115,302	(325,249)	(209,947)
Interest Rates	(90,807)	29,297	(61,510)
Metals	(30,682)	(155,398)	(186,080)
	$74,850	$(719,025)	$(644,175)

As of December 31, 2010

Type of Futures Contracts	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Net Fair Value
Agriculture	$920,055	$(323,637)	$596,418
Currency	928,957	(507,464)	421,493
Energy	65,691	(45,099)	20,592
Indices	197,712	-	197,712
Interest Rates	117,158	(13,742)	103,416
Metals	789,173	(651,198)	137,975
	$3,018,746	$(1,541,140)	$1,477,606

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain on open contracts on the consolidated statements of financial condition as of June 30, 2011 and December 31, 2010 respectively.

Trading gain (loss) for the following periods:

	Three months ended June 30,		Six months ended June 30,
Type of Futures Contracts	2011	2010	2011	2010
Agriculture	$(513,248)	$(1,100,748)	$(611,681)	$(1,632,105)
Currency	(701,077)	(399,022)	(1,225,707)	137,363
Energy	(66,697)	(470,356)	196,021	(578,536)
Indices	219,316	1,381,313	266,085	1,566,326
Interest Rates	241,800	1,750,823	(386,676)	1,852,085
Metals	(207,505)	(561,333)	(116,584)	(765,002)
	$(1,027,411)	$600,677	$(1,878,542)	$580,131

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12)	Subsequent Events

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.

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

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the six-month period ended June 30, 2011, 3,974 Class A units for $392,000 and 2,066 Class B units for $210,000 were purchased by the beneficial owners.  The Managing Owner purchased no units during this time.  For the period ending June 30, 2011, the Beneficial Owners redeemed a total of 95,471 Class A units for $9,235,400, and 2,005 Class B units for $203,274.  The Managing Owner redeemed 11,144 Class A units for $1,026,827 during the six-month period ending June 30, 2011.

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

During the six month period ending June 30, 2011, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(c)	Liquidity

The Trust’s assets at June 30, 2011 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the period ended June 30, 2011 and June 30, 2010, the Trust has received or accrued to receive trading interest of $48,992 and $23,908, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of June 30, 2011, Wells Fargo Bank, N.A. held approximately $30.9 million of the Trust’s assets.

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

Fiscal Quarter ended June 30, 2011

The Trust recorded net trading losses of $(2,064,169) or $(4.74) per trading unit for Class A units and a loss of $(4.47) per trading unit for Class B units in the second quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2011, the Trust (Class A units) had gained 12.63% since its inception in June 1997.  Class B units have lost 18.86% since their inception in January of 2009.

On June 30, 2011, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.61%), CCG (17.07%), GAJL (15.69%), HCM (9.37%), JWH (7.31%), NW (17.03%), DCM (8.88%) and TIM (8.03%).

In April stocks scored another gain in what has been a near perfect environment for the market over the last 12 months.  The S&P 500 has doubled since March 2009 and remains just 13% below an all time high.  Interest rates have remained at near historic lows and economic activity has been quietly improving.  Still, there is a certain uneasiness surrounding the current situation, as many prudent market watchers are concerned that the Federal Reserve Bank’s accommodative monetary policy is the only support underlying the market.  If the Fed were unable to maintain accommodative monetary policy the market would have to deal quickly with inflationary evidence and questions of currency stability.  Commodities remain in a steady uptrend and, although experiencing some brief pullbacks, have been led higher by food, metal, and energy markets.

Stocks lost just over 1% during May while commodities lost just over 5%.  The markets seemed concerned that domestic global economic growth to be slowing.  Concerns over the European Union’s situation with Greece and its debt situation have brought credit market tensions to the forefront.  As a result, U.S. treasuries showed strength again this month with the benchmark 10-year note closing out the month with its yield hovering near 3%.  Given the markets concern over budget deficits and commodity led inflation, it is remarkable that the yield on the 10-year note is trading so low.  The markets appear to be very nervous about the potential of a U.S. budget impasse and a double dip recession.

Stocks staged a strong rally during the last few days of June but still finished the month down almost 2%.  Commodities lost 5% during the month as crude oil and grains sold off dramatically from recent highs.  On the energy front, the International Energy Agency orchestrated the release of 60 million barrels of oil to help loosen the oil market and to keep prices below $100 per barrel.  The USDA reported that farmers have planted a record amount of corn.  In fact, planted acreage is 9% higher than ever before.  Greece avoided a financial default by approving an austerity package despite a series of violent domestic protests.  Allowing Greece to solve its debt problem by creating more debt from within the European Community in a global environment that includes the U.S. fighting its own rising debt problems, finally got the attention of treasury markets around the world.  The unfolding events caused rates to creep up slightly during the month.  July should be interesting as politicians position themselves in the effort to increase the U.S. debt ceiling or face our own credit default.

Fiscal Quarter ended June 30, 2010

The Trust recorded net trading losses of $(466,105) or $(0.90) per trading unit for Class A units and a loss of $(0.40) per trading unit for Class B units in the second quarter of 2010 (*** Please see “Notes to Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2010, the Trust (Class A units) had gained 22.19% since its inception in June 1997.  Class B units have lost 13.73% since their inception in January of 2009.

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

Fiscal Quarter ended March 31, 2011

The Trust recorded net trading losses of $(1,896,268) or $(3.76) per trading unit for Class A units and a loss of $(3.41) per trading unit for Class B units in the first quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2011, the Trust (Class A units) had gained 18.43% since its inception in June 1997.  Class B units have lost 15.12% since their inception in January 2009.

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

Fiscal Quarter ended March 31, 2010

The Trust recorded net trading losses of $(1,147,108) or $(1.98) per trading unit for Class A units and a loss of $(1.51) per trading unit for Class B units in the first quarter of 2010 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October, 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2010, the Trust (Class A units) had gained 23.29% since its inception in June 1997.  Class B units have lost -13.39% since inception in January of 2009.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2011.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors in the section entitled “The Risks You Face” in the Trust’s Pre-Effective Amendment No. 1 to its Registration Statement on Form S-1 filed on April 22, 2011.

Item 2. Unregistered Sales of Securities and Use of Proceeds

a) None

b) The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2011:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	7,821	-	$97.98	$102.66
May	13,334	486	$95.63	$100.37
June	21,950	54	$92.14	$96.87

Total	43,105	540

Class A units sold January 1, 2011 through June 30, 2011:  3,974
Class B units sold January 1, 2011 through June 30, 2011:  2,066
Units (Class A) unsold through June 30, 2011:  915,870 ($84,388,262)
Units (Class B) unsold through June 30, 2011:  915,870 ($88,720,327)
Aggregate price paid for units sold January 1, 2011 through June 30, 2011:  $602,000

100% of all subscription proceeds are invested directly into the Trust.

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

1.01	Third Amended and Restated Selling Agreement by and among RJO Global Trust (the “Registrant”), R.J. O’Brien Securities, LLC, and R.J. O’Brien Fund Management, LLC, dated as of July 1, 2011.

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.1

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.2

3.03	Restated Certificate of Trust of the Registrant.3

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

1 Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K.
2 Incorporated by reference herein from the exhibit of the same description filed on July 15, 2011 on Form 8-K.
3 Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	August 15, 2011

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Thomas J. Anderson
Thomas J. Anderson
Principal Financial Officer and duly authorized officer