Form 10-Q
period 2011-09-30
RJO GLOBAL TRUST
filed 2011-11-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
	UNAUDITED
Assets
Assets:
Equity in commodity Trading accounts:
Cash on deposit with brokers	$6,319,573	$22,388,362
Unrealized gain on open contracts	836,887	1,357,343
Purchased options on futures contracts (premiums paid - $71,734 and $245,722, respectively)	88,213	120,263
Total due from brokers	7,244,673	23,865,968

Cash and cash equivalents on deposit with affiliate	14,526,211	18,737,332
Cash on deposit with bank	1,477	16,248
Fixed income securities (cost $16,491,553 and $11,544,636), held by affiliate	16,364,813	11,540,784
Interest receivable	96,113	36,141
Cash on deposit with bank - Non-Trading	5,766,226	5,133,598
Prepaid expenses - Non-Trading	74,319	81,602

Total Assets	$44,073,832	$59,411,673

Liabilities and Unitholders' Capital
Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $36,596)	$19,725	$-
Accrued commissions	115,074	151,916
Accrued management fees	53,708	76,511
Accrued incentive fees	38,017	278,042
Accrued offering expenses	14,275	16,588
Accrued operating expenses	250,001	201,344
Redemptions payable - Trading	899,805	1,549,974
Accrued management fees to U.S. Bank - Non-Trading	10,709	17,492
Distribution payable - Non-Trading	328,748	1,083,908
Total liabilities	1,730,062	3,375,775

Unitholders' capital:
Unitholders’ capital (Trading):
Beneficial owners:
Class A (368,216 and 490,278 units outstanding at September 30, 2011 and December 31, 2010, respectively)	35,454,068	49,340,822
Class B (13,142 and 13,420 units outstanding at September 30, 2011 and December 31, 2010, respectively)	1,337,021	1,405,692
Managing owner (535 and 11,679 Class A units outstanding at September 30, 2011 and December 31, 2010, respectively)	51,513	1,175,357

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (320,369 and 407,463 units outstanding at September 30, 2011 and December 31, 2010, respectively)	775,293	737,509
Nonparticipating owners (1,952,919 and 1,865,825 units outstanding at September 30, 2011 and December 31, 2010, respectively)	4,725,875	3,376,518

Total unitholders' capital	42,343,770	56,035,898

Total Liabilities and Unitholders’ Capital	$44,073,832	$59,411,673

Net asset value per unit:
Trading:
Class A	$96.29	$100.64
Class B	$101.74	$104.75
LLC equity/Non-Trading	$2.42	$1.81

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	September 30, 2011		December 31, 2010
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
Long Positions	UNAUDITED
Fixed Income Securities
Certificate of Deposit
Chile
Financials (cost $1,500,037)	-	$-	2.68%	$1,500,480

Commercial Paper
United States
Financials (cost $1,498,072)	3.54%	1,498,575	-	-
South Korea
Financials (cost $1,496,831 and $1,499,660, respectively)	3.54%	1,497,870	2.68%	1,499,820
United States
Insurance (cost $1,499,561)	-	-	2.68%	1,499,580
Total Commercial Paper	7.08%	2,996,445	5.35%	2,999,400

Corporate Bonds
United States
Financials (cost $4,762,579 and $1,345,903, respectively)	11.03%	4,671,969	2.40%	1,344,503
United States
Computers (cost $509,133)	1.20%	506,690	-	-
Great Britain
Oil Comp-Integrated (cost $1,527,135)	3.58%	1,513,875	-	-
United States
Telephone-Integrated (cost $672,035)	1.55%	654,641	-	-
Total Corporate Bonds	17.35%	7,347,175	2.40%	1,344,503

Government Agencies
United States
U.S. Government Agency (cost $5,999,850 and $3,393,729, respectively)	14.16%	5,995,275	6.05%	3,390,654

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $25,918 and $2,305,747, respectively)	0.06%	25,918	4.11%	2,305,747

Total Fixed Income Securities (cost $16,491,553 and $11,544,636, respectively)	38.65%	$16,364,813	20.59%	$11,540,784

Long Positions
Futures Positions
Agriculture	-0.15%	$(63,120)	1.64%	$920,055
Currency	-0.09%	(36,812)	0.45%	251,310
Energy	-0.23%	(98,030)	0.12%	65,691
Indices	0.00%	389	0.03%	19,608
Interest rates	0.02%	8,941	0.21%	117,158
Metals	-2.25%	(952,916)	1.41%	789,173

Forward Positions
Currency	0.03%	13,629	-0.86%	(483,988)

Total long positions on open contracts		$(1,127,919)		$1,679,007

Short Positions
Futures Positions
Agriculture	0.57%	$239,277	-0.58%	$(323,637)
Currency	0.14%	60,570	-0.04%	(23,476)
Energy	0.58%	247,146	-0.08%	(45,099)
Indices	0.05%	21,588	0.10%	57,841
Interest rates	0.02%	6,679	-0.02%	(13,742)
Metals	3.30%	1,399,205	-1.16%	(651,198)

Forward Positions
Currency	-0.02%	(9,659)	1.21%	677,647

Total short positions on open contracts		$1,964,806		$(321,664)

Total unrealized gain (loss) on open contracts		$836,887		$1,357,343

Long put options on future contracts
Currency (premiums paid - $ 71,734)	0.21%	$88,213	-	$-
Indices (premiums paid - $245,722)		-	0.21%	120,263

Total long put options on future contracts		$88,213		$120,263

Short put options on future contracts
Currency (premiums received - $ 36,596)	-0.05%	$(19,725)	-	$-

Total short put options on future contracts		$(19,725)	-	$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$1,080,701	$626,298	$1,018,432	$1,258,995
Change in unrealized gain (loss) on open positions	1,570,718	1,012,699	(361,647)	1,005,065
Foreign currency transaction gain (loss)	(28,589)	(8,473)	87,503	(53,405)
Total Trading gain (loss)	2,622,830	1,630,524	744,288	2,210,655

Investment Income:
Gain (loss) on trading of fixed income securities:
Realized gain (loss) on closed positions	(10,280)	-	(29,589)	-
Change in unrealized gain (loss) on open positions	(106,051)	-	(110,082)	-
Interest income	89,762	18,744	195,896	42,652
Total net investment gain (loss)	(26,569)	18,744	56,225	42,652

Expenses:
Commissions - Class A	464,016	560,394	1,588,313	1,720,846
Commissions - Class B	9,944	4,721	30,368	12,561
Advisory fees	15,829	-	46,689	-
Management fees	164,049	230,043	558,605	699,002
Incentive fees	38,017	161	155,519	161
Ongoing offering expenses	20,000	30,000	125,000	70,000
Operating expenses	213,950	217,000	586,002	757,000
Total expenses	925,805	1,042,319	3,090,496	3,259,570

Trading income (loss)	1,670,456	606,949	(2,289,983)	(1,006,263)

Non-Trading income (loss):
Interest on Non-Trading reserve	228	2,876	2,636	7,900
Collections in excess of impaired value	1,328,832	-	1,672,495	16,024,600
Legal and administrative fees	(2,408)	204,053	(126,524)	(906,638)
Management fees paid to US Bank	(37,658)	(100,104)	(161,466)	(261,850)
Non-Trading income (loss)	1,288,994	106,825	1,387,141	14,864,012

Net income (loss)	$2,959,450	$713,774	$(902,842)	$13,857,749

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2011
UNAUDITIED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2010	490,278	$49,340,822	13,420	$1,405,692	11,679	$1,175,357
Trading income (loss)	-	(2,151,381)	-	(41,585)	-	(97,017)
Unitholders’ contributions	3,974	392,000	2,066	210,000	-	-
Transfers from Class A to Class B	-	-	-	-	-	-
Unitholders’ redemptions	(126,036)	(12,127,373)	(2,344)	(237,086)	(11,144)	(1,026,827)
Balances at September 30, 2011	368,216	$35,454,068	13,142	$1,337,021	535	$51,513

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2010	515,377	$51,921,871
Trading income (loss)	-	(2,289,983)
Unitholders’ contributions	6,040	602,000
Transfers from Class A to Class B	-	-
Unitholders’ redemptions	(139,524)	(13,391,286)
Balances at September 30, 2011	381,893	$36,842,602

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2010	407,463	$737,509	1,865,825	$3,376,518	2,273,288	$4,114,027
Non-Trading income (loss)	-	196,205	-	1,190,936	-	1,387,141
Reallocation due to Redemptions	(87,094)	(158,421)	87,094	158,421	-	-
Balances at September 30, 2011	320,369	$775,293	1,952,919	$4,725,875	2,273,288	$5,501,168

Total Unitholders Capital at September 30, 2011						$42,343,770

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2010	$100.64	$104.75	$1.81
Net change per unit	(4.35)	(3.01)	0.61
Net asset value per unit at September 30, 2011	$96.29	$101.74	$2.42

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to eight independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of September 30, 2011, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

At September 30, 2011, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management LLC, (“RJOIM”), an affiliate of the Managing Owner.  As of September 30, 2011, Wells Fargo Bank, N.A. held approximately $31 million of the Trust’s assets.

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

The Trust, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option.  There is also the risk the Trust may not be able to enter into a closing transaction because of an illiquid market.

The Trust is a buyer of exchange-traded options.  As such, the Trust pays a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Purchased options expose the Trust to a risk of loss limited to the premiums paid.

Net trading results from derivatives for periods ended September 30, 2011 and 2010 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options, and forward contracts.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-

Totals	$48,364,462		$-	$31,401,200		$25,286,697	129,672	$11,895,958

*The collections on June 4, October 15, December 30, 2010, June 2, 2011 and August 30, 2011 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill").  The gross collections of $15,300,000 on June 4, 2010, $661,567 on October 15, 2010, $1,317,479 on December 30, 2010, $803,976 on June 2, 2011 and $3,108,706 were reduced by $970,550, $378,777, $754,316, $460,312 and $1,779,874 respectively, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement.

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2011 and December 31, 2010, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$832,918	$-	$-	$832,918
Forward currency positions	-	3,969	-	3,969
Purchased options on futures contracts	88,213	-	-	88,213
Written options on futures contracts	(19,725)	-	-	(19,725)
Fixed income securities	25,918	16,338,895	-	16,364,813

Total fair value	$927,324	$16,342,864	$-	$17,270,188

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Unrealized gain on open contracts:
Futures positions	$1,163,684	$-	$-	$1,163,684
Forward currency positions	-	193,659	-	193,659
Purchased options on futures contracts	120,263	-	-	120,263
Fixed income securities	-	11,540,784	-	11,540,784

Total fair value	$1,283,947	$11,734,443	$-	$13,018,390

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

Subscriptions

Investors that are eligible to participate in the private offering of the Units may purchase Units in the Trust pursuant to the terms of the Trust’s Confidential Private Placement Memorandum and Disclosure Document and a signed subscription form.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended, and its Confidential Private Placement Memorandum and Disclosure Document contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

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

The Trust’s brokerage fee constitutes a “wrap fee” of 5.0% of the Trust’s month-end assets on an annual basis (0.417% monthly) with respect to Class A units and 3.0% of the Trust’s month-end assets on an annual basis (0.25% monthly) with respect to Class B units, which covers the fees described below.  “Brokerage fee” includes the following across each class of units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and
	exchange fees (capped at)	1.57%	1.57%
Liberty Funds Group	Consulting fees	0.33%	0.33%
Totals		5.00%	3.00%

Commissions were not paid with respect to the LLC net assets.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance for the three and nine-month periods ended September 30, 2011 and 2010.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Per share operating performance:
Net asset value of Trading units, beginning of period	$92.14	$99.96	$96.87	$103.00	$100.64	$102.84	$104.75	$104.91
Total Trading income (loss):
Trading gain (loss)	6.39	3.05	6.73	2.90	1.45	3.95	2.28	4.17
Investment income	0.29	0.04	0.30	0.04	0.51	0.08	0.56	0.09
Expenses	(2.53)	(2.24)	(2.16)	(1.54)	(6.31)	(6.06)	(5.85)	(4.77)
Trading income (loss)	4.15	0.85	4.87	1.40	(4.35)	(2.03)	(3.01)	(0.51)
Net asset value of Trading units, end of period	$96.29	$100.81	$101.74	$104.40	$96.29	$100.81	$101.74	$104.40

Total return:
Total return before incentive fees	4.61%	0.85%	5.13%	1.36%	(3.96)%	(1.97)%	(2.54)%	(0.49)%
Less incentive fee allocations	(0.10)%	0.00%	(0.10)%	0.00%	(0.36)%	0.00%	(0.34)%	0.00%
Total return	4.51%	0.85%	5.03%	1.36%	(4.32)%	(1.97)%	(2.88)%	(0.49)%

Ratios to average net assets:
Trading income (loss)	4.43%	1.13%	4.94%	1.81%	(5.39)%	(1.90)%	(3.13)%	0.55%
Expenses:
Expenses, less incentive fees	(2.58)%	(1.98)%	(2.04)%	(1.51)%	(7.07)%	(6.01)%	(5.59)%	(4.56)%
Incentive fees	(0.10)%	0.00%	(0.10)%	0.00%	(0.36)%	0.00%	(0.34)%	0.00%
Total expenses	(2.68)%	(1.98)%	(2.14)%	(1.51)%	(7.43)%	(6.01)%	(5.93)%	(4.56)%

The net loss and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine-month periods ended September 30, 2011 and 2010.

(10)         Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A.  RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of September 30, 2011, the Trust’s deposits held by RJOIM consisted of cash of $14,526,211 and fixed income securities of $16,364,813.  Advisory fees earned by the affiliate aggregated $15,829 and $46,689 for the three and nine months ended September 30, 2011, respectively.

(11)         Derivative Instruments and Hedging Activities

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2011
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$(63,120)	$239,277	$176,157
Currency	65,030	31,186	96,216
Energy	(98,030)	247,146	149,116
Indices	389	21,588	21,977
Interest Rates	8,941	6,679	15,620
Metals	(952,916)	1,399,205	446,289
	$(1,039,706)	$1,945,081	$905,375

As of December 31, 2010
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$920,055	$(323,637)	$596,418
Currency	928,957	(507,464)	421,493
Energy	65,691	(45,099)	20,592
Indices	197,712	-	197,712
Interest Rates	117,158	(13,742)	103,416
Metals	789,173	(651,198)	137,975
	$3,018,746	$(1,541,140)	$1,477,606

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain on open contracts on the consolidated statements of financial condition as of September 30, 2011 and December 31, 2010 respectively.

Trading gain (loss) for the following periods:

	Three months ended September 30,			Nine months ended September 30,
Type of Futures Contracts	2011	2010	Type of Futures Contracts	2011	2010
Agriculture	(402,415)	1,688,457	Agriculture	$(1,014,096)	56,352
Currency	(131,022)	742,038	Currency	(1,356,729)	965,736
Energy	(187,631)	(524,873)	Energy	8,390	(1,098,998)
Indices	1,125,206	(1,464,111)	Indices	1,391,291	215
Interest Rates	1,637,315	1,131,421	Interest Rates	1,250,639	2,999,170
Metals	581,377	57,592	Metals	464,793	(711,820)
	$2,622,830	$1,630,524		$744,288	$2,210,655

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12)	Subsequent Events

Effective October 14, 2011, Thomas J. Anderson resigned his positions as Chief Financial Officer and Director of the Managing Owner.  Effective October 17, 2011, Jason Manumaleuna was appointed Chief Financial Officer and a Director of the Managing Owner.

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

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the nine-month period ended September 30, 2011, 3,974 Class A units for $392,000 and 2,066 Class B units for $210,000 were purchased by the beneficial owners.  The Managing Owner purchased no units during this time.  For the period ending September 30, 2011, the unitholders redeemed a total of 126,036 Class A units for $12,127,373 and 2,344 Class B units for $237,086.

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

During the nine month period ending September  30, 2011, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(c)	Liquidity

The Trust’s assets at September 30, 2011 are held in brokerage accounts with RJO.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trust’s trading.  Except in unusual circumstances, the Trust should be able to close out any or all of its open trading positions and liquidate any or all of its holdings quickly and at market prices.  This should permit the Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week U.S. Treasury Bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in currencies other than U.S. dollars, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the period ended September 30, 2011 and September 30, 2010, the Trust has received or accrued to receive trading interest of $96,113 and $5,171, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJO Investment Management LLC, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of September 30, 2011, Wells Fargo Bank, N.A. held approximately $31 million of the Trust’s assets.

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

Fiscal Quarter ended September 30, 2011

The Trust recorded net trading gain of $1,670,456 or $4.15 per trading unit for Class A units and a gain of $4.87 per trading unit for Class B units in the third quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts).  As of September 30, 2011, the Trust (Class A units) had gained 17.71% since its inception in June 1997.  Class B units have lost 14.78% since their inception in January of 2009.

As of September 30, 2011, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.61%), CCG (17.07%), GAJL (15.69%), HCM (9.37%), JWH (7.31%), NW (17.03%), DCM (8.88%) and TIM (8.04%).

Stocks continued their losing streak in July finishing with a lackluster 2% loss.  The market continues to struggle with anemic economic data and a stressful political climate related to debt management both here in the U.S. and in Europe.  While the European community avoided an immediate crisis in Greece, problems remain critical in Italy and in Spain.  For the first time our country’s history, our government flirted with default as our leaders could not agree on a plan to increase our debt limit or a long term plan to balance the U.S. budget.  With this environment as a backdrop and investors looking for safe havens to protect value, gold and the Swiss Franc each made new highs.  Interest rates remain at or near record lows.  Many commodities began climbing back to higher price levels seen earlier this spring.  As a result, the Dow Jones UBS commodity index returned to positive territory at month end for the year to date.

At one point during August, stocks were down almost 12%.  The S&P rallied 5 straight days to finish the month with a loss of 5.43%.  The final monthly result masks the fear that was present in early August.  As stocks were in free fall, Gold rocketed to an all time high nominal price of over $1,900 per ounce.  The Swiss Franc rose to an all time high against the U.S. Dollar and against the Euro as global investors worried over the viability of the European Union and the ability of the U.S. economy to avoid another recession.  Ten-year note yields dipped below 2% for a few days for the first time since 1960 seeming to signal desperation on the part of investors seeking to avoid stock exposure and market risk.  With no evidence of a solution to numerous global economic and political problems, it was somewhat surprising to see that stocks and commodities finished the month on a positive note.  The market seems to have embraced the Federal Reserve Bank’s plan to leave interest rates at or near zero until 2013.  It seems that something would have to give between weakening global economies and increasing global debt problems.

Global stock markets continued their slide during September and posted their worst quarterly performance since the fall of 2008.  Concerns over slumping global demand for commodities caused a 15% drop in the Dow Jones UBS Commodity index, its second worst month ever and the worst month since October 2008.  After making new highs earlier this summer gold and corn are each almost 25% below their peaks.  Crude oil, coffee, and copper have fallen between 15 and 20%.  It would appear that the markets are pricing in a Greek default and the impact such a default might have on the European Union.  While the direct economic impact of such a problem is uncertain, the thought of it has created a lack of confidence that has been pervasive across many markets and has been reflected in many recent consumer and business reports.  Consumers appear reluctant to spend and businesses are hesitant to hire new employees and invest in new projects.  Not a good combination for economic growth.

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

On June 30, 2011, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.61%), CCG (17.07%), GAJL (15.69%), HCM (9.37%), JWH (7.31%), NW (17.03%), DCM (8.88%) and TIM (8.04%).

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

On June 30, 2010, the Trust’s assets were allocated equally to the following Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.70%).

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

On March 31, 2010, the Trust’s assets were allocated equally to the following Advisors as follows: ATC (16.66%), CCG (16.66%), GAJL (16.66%), HCM (16.66%), JWH (16.66%) and NW (16.70%).

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, including the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2011.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the third quarter of 2011:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
July	4,947	271	$94.91	$99.94
August	16,259	68	$93.57	$98.71
September	9,359	-	$96.29	$101.74

Total	30,565	339

Class A units sold January 1, 2011 through September 30, 2011:  3,974
Class B units sold January 1, 2011 through September 30, 2011:  2,066
Aggregate price paid for units sold January 1, 2011 through September 30, 2011:  $602,000

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.1

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.2

3.03	Restated Certificate of Trust of the Registrant.3

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

RJO Global Trust

Date:	November 14, 2011

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Jason Manumaleuna
Jason Manumaleuna
Principal Financial Officer and duly authorized officer