Form 10-K
period 2011-12-31
RJO GLOBAL TRUST
filed 2012-03-27
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark where the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large-accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the units of the trust held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $38,097,931 as of June 30, 2011.

i

Part I

Item 1. Business

General Development of Business: Narrative Description of Business

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals (“Commodity Interests”) pursuant to the trading instructions of multiple independent commodity trading advisors (“CTAs”). R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006. The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007. The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust. The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”). The Managing Owner is responsible for selecting, monitoring, and replacing the CTAs to the Trust. As of December 31, 2011, trading decisions for the Trust have been delegated to eight independent CTAs: John W. Henry & Company, Inc. (“JWH”), Abraham Trading Corp. (“ATC”), Global Advisors (Jersey) Limited (“GAJL”), Conquest Capital Group (“CCG”), NuWave Investment Management (“NW”), Haar Capital Management (“HCM”), Trigon Investment Management (“TIM”), and Dominion Capital Management (“DCM”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and, as applicable, each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”). The Trust has no officers, directors or employees. The Managing Owner may change the allocation to each Advisor, or add, remove, or replace any Advisor without the consent of or advance notice to investors. Investors will be notified of any material change in the basic investment policies or structure of the Trust.

RJO is a “futures commission merchant,” the Managing Owner is a “commodity pool operator” and the Advisors to the Trust are “commodity trading advisors,” as those terms are used in the CE Act. As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”). R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the U.S. Securities and Exchange Commission (the “SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”).

JWH, ATC, GAJL, CCG, NW, and DCM are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices. For the discretionary Advisors, HCM and TIM, economic fundamentals and macroeconomic assessments are made.

Units of beneficial ownership of the Trust (“units”) commenced selling on April 3, 1997.  Effective July 1, 2011, the Managing Owner discontinued the public offering of the units and begin offering the units on a private placement basis only.  The Trust filed a Post-Effective Amendment to its Registration Statement on Form S-1 with the SEC on July 5, 2011 to deregister the remaining units that were unsold under the public offering.  The Post-Effective Amendment was declared effective by the SEC on July 8, 2011.

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and certain state agencies having jurisdiction over the Trust; calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Advisors under the Advisory Agreements.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading. For the year ended December 31, 2011, $114,267 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements between the Trust and the Advisors provide that each Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it. As of December 31, 2011, prior to quarter-end reallocation, JWH was managing 8.27%, ATC 17.02%, GAJL 17.28%, CCG 15.18%, HCM 8.67%, NW 16.57%, TIM 8.37% and DCM 8.64% of the Trust’s assets. The Advisory Agreements with JWH, ATC, and GALP commenced on November 1, 2008. The Advisory Agreements with NW commenced on February 1, 2009. The Advisory Agreement with Global Advisors, LP (“GALP”) was substituted for an Advisory Agreement with GAJL on June 1, 2009. The Advisory Agreements with CCG and HCM commenced on July 1, 2009, and the Advisory Agreements with TIM and DCM commenced on October 1, 2010.

Pursuant to the Advisory Agreements, the Trust pays each Advisor a management fee of up to 0.16666% of the month-end net assets allocated to each Advisor (up to 2.0% annually) and a quarterly incentive fee of up to 20% of new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of actual brokerage commissions and incentive fee paid after deduction of management fees also).

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Ninth Amended and Restated Declaration and Agreement of Trust, as amended (the “Trust Agreement”). The Advisory Agreements may be terminated by the Trust or the Managing Owner at any month end upon five days’ prior written notice to the Advisors. In addition, the Advisory Agreements may be terminated by the Trust or the Managing Owner at any time, upon written notice to an Advisor, in the event that (A) any person1 described as a “principal” of the Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Advisor; (B) an Advisor becomes bankrupt or insolvent; (C) an Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the Trust; (D) the registration, as a CTA, of the Advisor with the Financial Services Authority (“FSA”), (as applicable), the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, an Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, the Advisor violates2 any trading policy (as defined in the Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) an Advisor fails in a material manner to perform any of its obligations under its respective Advisory Agreement.

The Advisors have the right to terminate their respective Advisory Agreement at any time, upon 30 days’ written notice to the Trust in the event that (A) the Managing Owner imposes additional trading limitation(s) in the form of one or more trading policies (as defined in the Advisory Agreements) or administrative policies that an Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to an Advisor implementing a proposed material change to its respective trading program and the Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the Trust; (C) the Managing Owner or the Trust materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Advisor; (D) the total Trust funds allocated to the Advisors’ management falls below a certain amount3 (after adding back certain losses as specified in the Advisory Agreements) at any time; (E) the Trust becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect.4 If the Managing Owner or Trust merges, consolidates or sells a substantial portion of its assets pursuant to an Advisory Agreement, the counterparty Advisor may terminate the Advisory Agreement upon prior written notice to the Managing Owner and Trust. The Advisors may also terminate the Advisory Agreement on 60 days’ written notice to the Managing Owner during any renewal term.

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

As of December 31, 2011, accounting services for the Trust are provided by SS&C Technologies and transfer agency services are provided by ACS Securities, Inc. Effective January 1, 2012, NAV Consulting, Inc. provides accounting and transfer agency services to the Trust.

Refco-related Matter

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

Through 2006, the Trust received $10,319,318 from the prior clearing broker in bankruptcy court and distributed $9,335,669 to unitholders in the manner as described in (a) and (b) below.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against RCM, and all Non-Trading Accounts were transferred to the LLC. Any new funds received from RCM by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of RCM and Refco, Inc. U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts			Collections in		Cash Distributions to	Additional Units in Trust for
	Received from		Balance of	Excess of		Non-Participating	Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489

Totals	$48,364,462		$-	$31,401,200		$28,976,252	135,840	$12,457,447

*The collections on June 4, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill"). The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement. All subsequent collections are shown net and were reduced by Cargill's percentage of distributions at 57.25% of the gross collections.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust’s business, as of December 31, 2011, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC. You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Trust does not maintain an internet website; however, links to certain of the Trust’s public filings may be found on the Managing Owner’s website at http://www.rjobrien.com/FundManagement. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

The Trust will provide paper copies of such reports and amendments to its investors free of charge upon written request.

Item 1A. Risk Factors.

Possible Total Loss of an Investment in the Trust

Investors could lose all or substantially all of their investment in the Trust. Neither the Trust nor the Advisors have any ability to control or predict market conditions. The investment approach utilized on behalf of the Trust may not be successful, and there is no guarantee that the strategies employed by the Advisors on behalf of the Trust will be successful.

Specific Risks Associated with a Multi-Advisor Commodity Pool

The Trust is a multi-advisor commodity pool. Each of the Advisors makes trading decisions independent of the other Advisors for the Trust. Thus, it is possible that the Trust could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.

Investing in the Units Might Not Diversify an Overall Portfolio

One of the objectives of the Trust is to add an element of diversification to a traditional securities or debt portfolio. While the Trust may perform in a manner largely independent from the general equity and debt markets, there is no assurance it will do so. An investment in the Trust could increase, rather than reduce, the overall portfolio losses of an investor during periods when the Trust, as well as equities and debt markets, decline in value. There is no way of predicting whether the Trust will lose more or less than stocks and bonds in declining markets. Investors must not rely on the Trust as any form of protection against losses in their securities or debt portfolios.

Investors Must Not Rely on the Past Performance of the Advisors or the Trust in Deciding Whether to Buy Units

The performance of the Trust is entirely unpredictable, and the past performance of the Trust, as well as of the Advisors, is not necessarily indicative of their future results.

An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated. Not all of these factors can be identified, much less quantified. There can be no assurance that the Advisors will trade the Trust’s assets in a profitable manner.

Volatile Performance History

The performance of the Trust to date has been volatile. As of December 31, 2012, the Trust has been experiencing a drawdown for the last 103 months for Class A units, which stood at (32.00)% and for the last 36 months for Class B units, which stood at (8.77)%. Past performance of the Trust is not necessarily indicative of future results.

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 5.57% (for Class B units) to 7.57% (for Class A units) after taking into account estimated interest income of its average month-end assets. In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 20% on any new trading profits. Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year. Additionally, investors who redeem units within the first eleven months after the units are issued will pay their prorated portion of the Trust’s annual expenses as well as the 1.5% redemption fee.

The Trust’s expenses could, over time, result in significant losses. Except for the incentive fee, these expenses are not contingent and are payable whether or not the Trust is profitable. Furthermore, some of the strategies and techniques employed by the Advisors may require frequent trades to take place and, as a consequence, portfolio turnover and brokerage commissions may be greater than for other investment entities of similar size. Investors will sustain these losses if the Trust is unable to generate sufficient trading profits to offset its fees and expenses.

Incentive Fees May be Paid Even Though Trading Losses are Sustained

The Trust pays the Advisors incentive fees based on the new trading profits they each generate for the Trust with respect to the assets traded by such advisor. These new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Trust will pay an incentive fee on new trading profits that do not become realized. Also, each Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to an Advisor during a year in which the assets allocated to the Advisor suffer a loss for the year. Because each Advisor receives an incentive fee based on the new net trading profits earned by the Advisor, the Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such incentive fee being paid to the Advisors based on new trading profits. In addition, as incentive fees are calculated on a trading-advisor-by-trading-advisor basis, it is possible that one or more Advisors could receive incentive fees during periods when the Trust has a negative return as a whole.

An Investment in the Trust is Not Liquid

The units are not a liquid investment. There is no secondary market for the units. Investors may redeem units only as of the last day of each calendar month on five business days’ written notice. Partial redemptions must be in the amount of at least $1,000 of units and investors must maintain a balance of $1,000 of units. A redemption fee equal to 1.5% will apply to units redeemed within the first eleven months after their issuance.

The Trust is Subject to Market Fluctuations

Managed futures trading involves trading in various commodity interests. The market prices of futures contracts fluctuate rapidly. Prices of futures contracts traded by the Advisors are affected generally, among other things, by (1) changing supply and demand relationships, (2) weather, agricultural, trade, fiscal, monetary and exchange control programs, (3) policies of governments and national and international political and economic events; and (4) changes in interest rates. The profitability of the Trust depends entirely on capitalizing on fluctuations in market prices. If an Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur. Often, the most unprofitable market conditions for the Trust are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again.

Options Trading Can be More Volatile and Expensive Than Futures Trading

The Trust may also trade options which, although options trading requires many of the same skills, has different risks than futures trading. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Options Are Volatile and Inherently Leveraged, and Sharp Movements in Prices Could Cause the Trust to Incur Large losses

Certain Advisors may use options on futures contracts, forward contracts or commodities to generate premium income or speculative gains. Options involve risks similar to futures, because options are subject to sudden price movements and are highly leveraged, in that payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying futures contract, forward contract or commodity that has a face value substantially greater than the premium paid. The buyer of an option risks losing the entire purchase price of the option. The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the futures contract, forward contract or commodity underlying the option that the writer must purchase or deliver upon exercise of the option. There is no limit on the potential loss. Specific market movements of the futures contracts, forward contracts or commodities underlying an option cannot accurately be predicted.

Cash Flow Needs May Cause Positions to be Closed which May Cause Substantial Losses

Certain Advisors may trade options on futures. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not marked-to-market daily, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs of the Trust. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The Large Size of the Trust’s Trading Positions Increases the Risk of Sudden, Major Losses

The Trust takes positions with face values up to as much as approximately fifteen times its total equity. Consequently, even small price movements can cause major losses.

As a Result of Leverage, Small Changes in the Price of the Advisors’ Positions May Result in Substantial Losses

Commodity interest contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract, which includes the initial margin deposit.

The Advisors’ Trading is Subject to Execution Risks

Market conditions may make it impossible for the Advisors to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the CFTC. When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly-traded or illiquid markets also can make it difficult or impossible to execute trades.

Unit Values are Unpredictable and Vary Significantly Month-to-Month

The net asset value per unit can vary significantly month-to-month. Investors cannot know at the time they submit a subscription or a redemption request what the subscription price or redemption value of their units will be.

The only way to take money out of the Trust is to redeem units. Investors can only redeem units at month-end on five business days’ advance notice and subject to possible redemption charges and minimum balance and redemption request amounts. The restrictions imposed on redemptions limit investors’ ability to protect themselves against major losses by redeeming units.

Transfers of units are subject to limitations as well, such as advance written notice of any intent to transfer and the consent of the Managing Owner prior to the acceptance of a substitute unitholder.

In addition, investors are unable to know whether they are subscribing for units after a significant upswing in the net asset value per unit — often a time when the Trust has an increased probability of entering into a losing period.

Possible Effect of Redemptions on the Value of Units

Substantial redemptions of units could require the Trust to liquidate investments more rapidly than otherwise desirable in order to raise the necessary cash to fund the redemptions and, at the same time, achieve a market position appropriately reflecting a smaller equity base. This could make it more difficult to recover losses or generate profits. Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, and may result in losses.

Incentive-Based Compensation May Affect the Advisors’ Trading

The Advisors are entitled to compensation based upon net trading gain in the value of the assets they manage. Incentive-based arrangements may give them incentives to engage in transactions that are more risky or speculative than they might otherwise make because speculative investments might result in higher profits in which the Advisor would participate, resulting in higher incentive fees to them, while resulting in larger losses to the Trust. The Advisors will not return an incentive fee for a period in which there is net trading gain if, in a subsequent period, the investments under their management suffer a net trading loss. In addition, because the incentive fee for each Advisor is based solely on its performance, and not the overall performance of the Trust, the Trust may indirectly pay an incentive fee to one or more Advisors during periods when the Trust is not profitable on an overall basis.

Disadvantages of Replacing or Switching Trading Advisors

An Advisor generally is required to recoup previous trading losses before it can earn performance-based competition. However, the Managing Owner may elect to replace an Advisor that has a “loss carry-forward.” In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Advisor. In addition, the new or replacement Advisor would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from an Advisor, therefore, could be significant.

The Opportunity Costs of Rebalancing the Trading Programs

The quarterly rebalancing of the Trust’s assets among its Advisors and their trading programs may result in the liquidation of profitable positions, thereby foregoing greater profits which the Trust would otherwise have realized, and the establishment of unprofitable positions, thereby incurring losses which the Trust would otherwise have avoided had rebalancing not occurred.

Alteration of Trading Systems and Contracts and Markets Traded

The Advisors may, in their discretion, change and adjust the trading programs, as well as the contracts and markets traded. These adjustments may result in foregoing profits which the trading programs would otherwise have captured, as well as incurring losses which they would otherwise have avoided. Neither the Managing Owner nor the unitholders are likely to be informed of any non-material changes in the trading programs.

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems like JWH’s and ATC’s trading programs. In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2011 this estimate was approximately $291 billion. It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems. Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition. The more competition there is for the same positions, the more costly and harder they are to acquire.

Systematic Strategies Do Not Consider Fundamental Types of Data, or Minimally Consider Fundamental Types of Data, and Do Not Have the Benefit of Discretionary Decision Making

Portfolio managers like JWH, ATC, and GAJL rely primarily on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their system strategy). The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision-maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

The Trust is Subject to Speculative Position Limits

The CFTC and U.S. futures exchanges have established speculative position limits on the maximum position in certain futures interests contracts that may be held or controlled by any one person or group. Therefore, the Trust may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect its profitability. In fall 2011, the CFTC adopted new position limits with respect to certain metal, energy, and agriculture contracts. The CFTC or the futures exchanges may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trust.

Increasing the Level of Equity under a Trading Advisor’s Management Could Lead to Diminished Returns

The rates of returns achieved by a trading advisor often diminish as the assets under its management increases. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Advisors have not agreed to limit the amount of additional assets that they will manage.

Illiquid Markets Could Make It Impossible for the Trust to Realize Profits or Limit Losses

In illiquid markets, the Advisors could be unable to capitalize on the opportunities identified by them or to close out positions against which the market is moving. There are numerous factors which can contribute to market illiquidity, far too many for the Advisors to predict when or where illiquid markets may occur. The Trust attempts to limit its trading to highly liquid markets, but there can be no assurance that a market which has been highly liquid in the past will not experience periods of unexpected illiquidity.

Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets, fixed income relative value strategies and mortgage-backed securities. There can be no assurance that the same will not happen to the Trust at any time or from time to time. The large size of the positions which the Advisors acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The Trust Trades in Foreign Markets; These Markets are Less Regulated than U.S. Markets and are Subject to Exchange Rate, Market Practices and Political Risks

Some of the trading programs used for the Trust trade outside the U.S. From time to time, as much as 20%–40% of the Trust’s overall market exposure could involve positions taken on foreign markets. Foreign trading involves risks, including exchange-rate exposure, possible governmental intervention and lack of regulation, which U.S. trading does not. In addition, the Trust may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the Advisors base their strategies may not be as reliable or accessible as it is in the United States. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. The rights of traders or investors in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers. Additionally, trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals and record keeping requirements. Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchanges trading is subject, provide fewer protections to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Unregulated Markets, Particularly the Trading of Spot and Forward Contracts in Currency, Lack Regulatory Protections of Exchanges

A substantial portion of the Trust’s trading — primarily it’s trading of spot and forward contracts in currencies — takes place in unregulated markets. It is impossible to determine fair pricing, prevent abuses such as “front-running” or impose other effective forms of control over such markets. The absence of regulation could expose the Trust in certain circumstances to significant losses which it might otherwise have avoided. Because these contracts are not traded on an exchange, the performance of them is not guaranteed by an exchange or its clearinghouse, and the Trust is at risk with respect to the ability of the counterparty to perform on the contract. Additionally, see the Risk Factor entitled “The Trust Trades in Foreign Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practices and Political Risks” directly above.

Electronic Trading

The Advisors may from time to time trade on electronic markets and use electronic order routing systems, which differ from traditional open outcry pit trading and manual order routing methods. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. Trading through an electronic trading or order routing system also entails risks associated with system or component failure. In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered. System or component failure may also result in loss of orders or order priority. Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading or order routing system and/or listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. These limitations of liability provisions vary among the exchanges.

The Trust Could Lose All of Its Assets and Have Its Trading Disrupted Due to the Bankruptcy of the Managing Owner, the Trust’s Commodity Broker or Others

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, commodity broker, and counterparties with whom the Advisors trade. Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings. Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing the Trust to miss significant profit opportunities. The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded. In the event that the clearing broker is unable to perform its obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

Exchange-traded futures and futures-styled option contracts are measured at fair value on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis. The Trust’s clearing broker, as futures commission merchant for the Trust’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker's customers only to the extent of each customer’s pro rata share of the assets held by such futures broker.

With respect to transactions the Trust enters into that are not traded on an exchange, there are no daily settlements of variations in value and there is no requirement to segregate funds held with respect to such accounts. Thus, the funds the Trust invests in such transactions may not have the same protections as funds used as margin or to guarantee exchange-traded futures and options contracts. If the counterparty becomes insolvent and the Trust has a claim for amounts deposited or profits earned on transactions with the counterparty, the Trust’s claim may not receive a priority. Without a priority, the Trust is a general creditor and its claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even funds of the Trust that the counterparty keeps separate from its own operating funds may not be safe from the claims of other general and priority creditors. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

Special Redemption in Event of 50% Decline in Net Assets; Limitation on Redemption Payments

If the Trust experiences a decline in net asset value per unit as of the close of business on any business day to less than 50% of the net asset value per unit on the prior highest month-end net asset value, or to $50 or less, the Managing Owner will liquidate all open positions and suspend trading. Within ten days of such event, the Managing Owner shall declare a special redemption date and mail notice of such event to each unitholder. The right of a unitholder to receive a redemption payment, including in connection with this special notice, depends on the Trust’s ability to obtain the necessary funds by liquidating commodity positions and obtaining payments from its commodity brokers, banks, or other persons or entities.

Possibility of Termination of the Trust Before Expiration of Its Stated Term

The Managing Owner may withdraw from managing the Trust upon 120 days’ notice, which would cause the Trust to terminate unless a substitute managing owner were obtained. Other events, such as a substantial decline in the aggregate net assets of the Trust or the net asset value per unit, as described in the Trust Agreement, could also cause the Trust to terminate before the expiration of its stated term. This could cause investors to liquidate their investments and upset the overall maturity and timing of their investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Advisors were revoked or suspended, such entity would no longer be able to provide services to the Trust, which would cause the Trust to terminate in 90 days unless a substitute managing owner were obtained.

Trading Swaps Creates Distinctive Risks

Certain of the Advisors may trade swaps. Currently, swaps are not traded on exchanges and are not subject to the same type of government regulation as exchange markets. As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions. The swap markets are “principals’ markets,” in which performance with respect to a swap is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse. The Trust is subject to the risk of the inability or refusal to perform with respect to swaps on the part of the counterparties. There are no limitations on daily price movements in swaps. Speculative position limits are not applicable to swaps. Participants in the swap markets are not required to make continuous markets in the swaps they trade.

However, the regulation of swaps may be subject to substantial change under recently-enacted legislation and pending regulatory action. It is not known exactly how such changes will impact existing swaps positions. These new requirements, however, will alter the manner in which swaps will be traded. Under recently-enacted legislation, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities. Security-based swaps will be subject to similar requirements as will apply to commodity swaps. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing, or not. These include margin, collateral and capital requirements, reporting obligations, and for certain swaps, speculative position limits, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be able to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

Stop-loss Orders May not Prevent Large Losses

Certain of the Advisors may use stop-loss orders. Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels. No risk control technique can assure that large losses will be avoided.

Off-exchange Foreign Currency Futures and Options

The Advisors may engage in the trading of off-exchange foreign currency contracts on behalf of the Trust. Currently, such contracts are not traded on exchanges and are not guaranteed by a clearing house; rather, banks and dealers act as principals in these markets. Neither the CFTC nor any banking authority regulates trading in such off-exchange foreign currency contracts. In addition, there is no limitation on the daily price movements of off-exchange foreign currency contracts. Principals in the off-exchange foreign currency markets have no obligation to continue to make markets in the off-exchange foreign currency contracts traded. There have been periods during which certain banks or dealers have refused to quote prices for off-exchange foreign currency contracts or have quoted prices with an unusually wide spread between the price at which they are prepared to buy and that at which they are prepared to sell. The imposition of credit controls by governmental authorities might limit such off-exchange foreign currency trading to less than that which an Advisor would otherwise recommend, to the possible detriment of the Trust.

If an Advisor engages in off-exchange foreign currency trading, the Trust will be subject to the risk of the failure of, or the inability to perform with respect to its off-exchange foreign currency contracts by, the principals with which the Trust trades. Trust funds on deposit with such principals will also generally not be protected by the same segregation requirements imposed on CFTC-regulated futures brokers with respect to customer funds on deposit with them. However, the Trust intends to engage in off-exchange foreign currency trading only with large, well-capitalized banks and dealers. In addition, an Advisor may order trades for the Trust in such markets through agents. Accordingly, the insolvency or bankruptcy of such parties could also subject the Trust to the risk of loss.

Under recently-enacted legislation, unless otherwise decided by the Secretary of the Treasury, foreign exchange swaps and forwards will be subject to the same regulatory requirements that apply to swaps generally. These include the mandatory clearing provision, required execution on a designated contract market or swaps execution facility, and the other provisions discussed above in the Risk Factor entitled, “Trading Swaps Creates Distinctive Risks.” Foreign currency swaps and forwards that are not offered for clearing by a clearing house will continue to be traded bi-laterally. In that case, the risks discussed in the preceding two paragraphs will apply to such transactions.

Investors are Taxed Every Year on Their Share of the Trust’s Profits Regardless of Whether They Receive Any Cash from the Trust

The Managing Owner does not intend to make distributions to the unitholders, but intends to re-invest substantially all of the Trust’s income and gains for the foreseeable future. As long as the Trust is treated as a partnership for U.S. federal income tax purposes and is not treated as a publicly-traded partnership that is taxable as a corporation, taxable U.S. investors are subject to U.S. federal income tax (and applicable state income taxes) each year on their shares of any income and gain of the Trust, even if they receive no distributions and redeem no units. Investors may therefore need to use other sources of funds or redeem units from the Trust to satisfy their tax liability.

The Trust Generates Short-Term Capital Gains That are Not Eligible for a Preferential Tax Rate

Investors are taxed on their share of any gains of the Trust at both short- and long-term capital gain rates depending on the mix of Section 1256 contracts and non-Section 1256 contracts traded. The term “Section 1256 Contracts” generally includes futures, futures options traded on U.S. exchanges, certain foreign currency contracts, and stock index options. These tax rates are determined irrespective of how long an investor holds units. Consequently, an investor’s tax rate on his or her investment in the units may be higher than the rate applicable to other investments held by an investor for a comparable period.

Tax Could Be Due from Investors on Their Share of the Trust’s Interest Income Despite Overall Losses

Investors will be required to include in their incomes their share of the Trust’s interest income, even if the Trust realizes overall losses. Trading losses generally will be capital losses that can be used by individuals only to offset capital gains and $3,000 of ordinary income, such as interest income, each year. Consequently, if an investor were allocated $5,000 of interest income and $10,000 of net trading losses, the investor would generally owe tax on $2,000 of interest income even though the investor would have a $5,000 economic loss for the year attributable to his or her investment in the Trust. The $7,000 capital loss would carry forward or back to other taxable years, but subject to the same limitation on its deductibility against ordinary income.

Deductibility of Trust Expenses May Be Limited if Characterized as Investment Advisory Fees

The Managing Owner does not intend to treat the operating expenses of the Trust, including management fees and incentive fees, as “investment advisory fees” for U.S. federal income tax purposes. However, were the operating expenses of the Trust characterized as investment advisory fees, non-corporate taxpayers would be subject to substantial restrictions on the deductibility of those expenses (including a complete disallowance of any deduction for any expense so characterized), would pay increased taxes in respect of an investment in the Trust, and may be required to recognize net taxable income from their investment in units despite having incurred a financial loss.

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

(ii) As of December 31, 2011, there were 368,555 units held in the trading account by Beneficial Owners for an investment of $33,728,686 and 535 units held in the trading account by the Managing Owner for an investment of $48,857. A total of 147,351 units had been redeemed by Beneficial Owners and 11,144 units were redeemed by the Managing Owner during the period of January 1, 2011 to December 31, 2011. The Trust Agreement contains a full description of redemption and distribution procedures.

(iii) To date no distributions have been made to Beneficial Owners in the trading account of the Trust. The Trust Agreement does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion of determining what distributions, if any, the Trust will make to its Beneficial Owners. The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2011 through December 31, 2011.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private offering basis only. As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders for the period of July 1, 2011 through December 31, 2011, was $561,489.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 and is derived from the financial statements for such fiscal years.

	2007	2008	2009	2010	2011
1 Revenues (000)	$(4,425)	$38,321	$(4,721)	$3,533	$(257)
2 Net Income (Loss) From Continuing Operations (000)	(12,427)	27,889	(10,233)	(1,101)	(4,188)
3 Net Income (Loss) Non-Trading (000)	5,510	1,807	1,303	15,550	1,312
4 Net Income (Loss) Per Unit	(9)	34	(17)	(2)	(9)
5 Total Assets (000)	83,423	92,007	69,523	59,412	36,392
6 Net Asset Value per Unit - Trading	85	119	103	101	91

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)  Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities. During 2011, 10,039 Class A units for $943,530 and 2,169 Class B units for $219,959 were purchased by the Beneficial Owners. The Managing Owner purchased no units during this time. For the fiscal year ended December 31, 2011, the Beneficial Owners redeemed a total of 147,351 units for $14,093,256. For the fiscal year ended December 31, 2011, the Beneficial Owners redeemed a total of 144,459 Class A units for $13,802,983, and 2,892 Class B units for $290,273. The Managing Owner redeemed 11,144 units for $1,026,827 during the fiscal year ended December 31, 2011.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Trading Advisors monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trust’s futures and forward contracts and re-allocating Trust assets to different market sectors. The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker. The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust. The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust’s dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency and have been immaterial to the Trust’s operation to date and are expected to continue to be so.

During the fiscal year ended December 31, 2011, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the calendar year ended December 31, 2011, RJO had paid or accrued to pay interest of $6,509 to the Trust. For the calendar year ended December 31, 2010, the clearing broker paid or accrued to pay interest of $69,977 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2011, Wells Fargo Bank, N.A. held approximately $31.5 million of the Trust’s assets. For the calendar year ended December 31, 2011, the assets held in this account earned $285,632 of interest income.

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

JWH, ATC, GAJL, CCG, NW, and DCM are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices. For the discretionary Advisors, HCM and TIM, economic fundamentals and macroeconomic assessments are made.

The performance summaries set forth below outline certain major price trends which JWH’s programs have identified for the Trust during the last three fiscal years, until October 31, 2008, and for JWH, ATC, and GALP (the predecessor of GAJL) from January 1, 2009 through January 31, 2009; for JWH, ATC, GAJL and NW from February 1, 2009 through June 30 of 2009; and for JWH, ATC, GAJL, CCG and NW from June 1, 2009 through December 31, 2009. January of 2009 through March also reflect the opportunities captured on a fundamental basis by AIS Futures Management (“AIS”) and Peninsula, L.P. (“PLP”) and January through June reflect the opportunities captured by AIS. The fact that certain trends or market movements were captured does not imply that others, perhaps larger and potentially more profitable trends or market movements, were not missed or that the Advisors will be able to capture similar trends or movements in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

The summaries below also reflect the performance of the technical strategies employed by JWH, GAJL, CCG, ATC and NW and discretionary strategy employed by HCM from January 1 of 2010 to September 30 of 2010. Performance from October 1 of 2010 through December 31 of 2011 reflects technical strategies employed by ATC, GAJL, ATC, CCG, NW and DCM and discretionary strategies employed by HCM and TIM.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future. Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

15

2011

The RJO Global Trust Class A units posted a loss of (9.26%) for 2011, Class B units posted a loss of (7.42%). The NAV per unit for Class A at year-end was $91.32 and for Class B at year end was $96.98 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $100.64 per Class A unit at the beginning of the year and $104.75 per unit for Class B. Beneficial Owners purchased $943,530 worth of Class A units and $219,959 worth of Class B units in the Trust during 2011.

The stock market started the year with a solid gain. U.S. treasuries and the U.S. dollar were slightly weaker. Precious metals were decidedly weaker during the month but other commodities, lead higher by grains, allowed the Dow Jones-UBS Commodity Index to post a gain of 1%. The stock market benefitted from low interest rates and strong corporate earnings. The U.S. bond market has not responded to signs of inflation that have begun to surface in the emerging economies of China, India, and Brazil. In particular the economies of several Northern African countries have shown stress over food prices. The political stress in Egypt and Tunisia added significant support to grain and energy prices. Near month end, market participants saw evidence of those governments beginning to hoard food to make sure supplies are adequate at any cost. Concern over access to the Suez Canal and the flow of oil exports from the region were reasons given for strength in oil prices. Stocks kept climbing higher quietly during the month of February. The rally was disrupted in the latter part of February as violence erupted in Libya. Stress in the Middle East sparked a renewed rally in the petroleum markets. In an odd turn of events, market participants identified climbing fuel prices, which on their own might be considered inflationary and negative for fixed income markets, as a reason that global economies might slow and therefore lessen inflationary pressures. With this as a backdrop, U.S. treasuries posted a modest gain. Commodity indices led higher by energy and metals markets posted all-time highs. Domestically, the House and Senate have undertaken a project to revise and pass a budget that will reign in the country’s ballooning budget deficit. Negotiations do not appear to be going well. This all adds up to a volatile market outlook. In March, an earthquake in Japan and the tsunami that followed unleashed a series of events that will change that country forever. Stocks and commodities plunged following the disaster but recovered during the latter part of the month to finish unchanged. A coalition of foreign forces decided to intervene in Libya to support the rebel groups battling against Gaddafi. Unemployment in the U.S. was reported to be improving with the best number since 2008. The United States Department of Agriculture (“USDA”), reports the lowest corn inventories in years.

In April stocks scored another gain in what has been a near perfect environment for the market over the last 12 months. The S&P 500 has doubled since March 2009 and remains just 13% below an all time high. Interest rates have remained at near historic lows and economic activity has been quietly improving. Still, there is a certain uneasiness surrounding the current situation, as many prudent market watchers are concerned that the Federal Reserve Bank’s accommodative monetary policy is the only support underlying the market. If the Fed were unable to maintain accommodative monetary policy, the market would have to deal quickly with inflationary evidence and questions of currency stability. Commodities remain in a steady uptrend and, although experiencing some brief pullbacks, have been led higher by food, metal, and energy markets. Stocks lost just over 1% during May while commodities lost just over 5%. The markets seemed concerned that domestic global economic growth was slowing. Concerns over the European Union’s situation with Greece and its debt situation have brought credit market tensions to the forefront. As a result, U.S. treasuries showed strength again this month with the benchmark 10-year note closing out the month with its yield hovering near 3%. Given the markets concern over budget deficits and commodity led inflation, it is remarkable that the yield on the 10-year note is trading so low. The markets appear to be very nervous about the potential of a U.S. budget impasse and a double dip recession. Stocks staged a strong rally during the last few days of June but still finished the month down almost 2%. Commodities lost 5% during the month as crude oil and grains sold off dramatically from recent highs. On the energy front, the International Energy Agency orchestrated the release of 60 million barrels of oil to help loosen the oil market and to keep prices below $100 per barrel. The USDA reported that farmers have planted a record amount of corn. In fact, planted acreage is 9% higher than ever before. Greece avoided a financial default by approving an austerity package despite a series of violent domestic protests. Allowing Greece to solve its debt problem by creating more debt from within the European Community in a global environment that includes the U.S. fighting its own rising debt problems, finally got the attention of treasury markets around the world. The unfolding events caused rates to creep up slightly during the month. July was interesting as politicians position themselves in the effort to increase the U.S. debt ceiling or face our own credit default.

Stocks continued their losing streak in July finishing with a lackluster 2% loss. The market continues to struggle with anemic economic data and a stressful political climate related to debt management both here in the U.S. and in Europe. While the European community avoided an immediate crisis in Greece, problems remain critical in Italy and in Spain. For the first time our country’s history, our government flirted with default as our leaders could not agree on a plan to increase our debt limit or a long term plan to balance the U.S. budget. With this environment as a backdrop and investors looking for safe havens to protect value, gold and the Swiss franc each made new highs. Interest rates remain at or near record lows. Many commodities began climbing back to higher price levels seen earlier this spring. As a result, the Dow Jones-UBS Commodity Index returned to positive territory at month end for the year to date. At one point during August, stocks were down almost 12%. The S&P rallied five straight days to finish the month with a loss of 5.43%. The final monthly result masks the fear that was present in early August. As stocks were in free fall, gold rocketed to an all time high nominal price of over $1,900 per ounce. The Swiss franc rose to an all time high against the U.S. dollar and against the Euro as global investors worried over the viability of the European Union and the ability of the U.S. economy to avoid another recession. Ten-year note yields dipped below 2% for a few days for the first time since 1960 seeming to signal desperation on the part of investors seeking to avoid stock exposure and market risk. With no evidence of a solution to numerous global economic and political problems, it was somewhat surprising to see that stocks and commodities finished the month on a positive note. The market seems to have embraced the Federal Reserve Bank’s plan to leave interest rates at or near zero until 2013. It seems that something would have to give between weakening global economies and increasing global debt problems. Global stock markets continued their slide during September and posted their worst quarterly performance since the fall of 2008. Concerns over slumping global demand for commodities caused a 15% drop in the Dow Jones-UBS Commodity Index, its second worst month ever and the worst month since October 2008. After making new highs earlier this summer gold and corn are each almost 25% below their peaks. Crude oil, coffee, and copper have fallen between 15 and 20%. It would appear that the markets are pricing in a Greek default and the impact such a default might have on the European Union. While the direct economic impact of such a problem is uncertain, the thought of it has created a lack of confidence that has been pervasive across many markets and has been reflected in many recent consumer and business reports. Consumers appear reluctant to spend and businesses are hesitant to hire new employees and invest in new projects. Not a good combination for economic growth.

After posting the worst quarterly performance since the fall of 2008, the stock market responded in October with a gain of 13%, its best single month since 1987. It is interesting to note the market’s increased volatility. For a record 68 consecutive days the S&P had an intraday trading range of over 1%. The string was interrupted on Friday, October 28 as the market seemed to pause to consider the announced European debt restructuring plan. A new string began on October 31 with the market losing 2.5%. Commodities, which had been tracking stocks closely for the last two years, decoupled and continued their losing streak. The Dow Jones-UBS Commodity Index rebounded gaining over 6% during the month. The Index has lost 7.9% for the year to date. Interest rates experienced a reversal with the 10-year note yield rising 50 basis points from its early October low. This reversal was attributed to problems in Europe, inflationary concerns, and poor demand for treasuries at recent U.S. government debt auctions. At the close on the day before Thanksgiving, the S&P 500 had lost 8.5% during November. The market staged an amazing turn around to finish slightly positive for the month. This helped crude oil and gold but other commodities slumped and caused the Dow Jones-UBS Commodity Index to post another negative month. Corn and natural gas for example both lost over 6% during the month. The market continues to be sensitive to and influenced by developments surrounding the European debt crisis. Every morning, it seems, the market reacts positively or negatively to overnight headlines coming out of Europe. United government central bank intervention to create additional liquidity for European financial institutions, in fact, caused the market to surge almost 4% on the last day of November. Market rallies based on government intervention do not usually signify a stable foundation for economic growth. In addition to the rally in stocks, the concerted central bank intervention caused foreign currencies to surge against the dollar and interest rates on longer duration treasuries to increase. There seems to be plenty of turmoil in the market to create trading opportunities. For a year that contained historically high periods of volatility, blistering sell offs, short covering rallies, and ranges from low to high of over 27%; it was interesting to see the stock market close the year with a very slight 2% gain. Commodities as an asset class lost over 13% and were lead lower by grains, softs, base metals, and some energy markets. Fixed income markets confounded experts, who expected a rising interest rate environment earlier in the year, by finishing with the best performance of the year. The U.S. Government’s 10-year note, for example, finished with a total return of more than 15%. As we begin 2012, the European debt situation remains unsolved, there is plenty of tension in the Middle East and on the Korean peninsula, China’s economic development continues to dominate global trade issues, and an already deadlocked partisan U.S. political system is entering a Presidential election year. Basically, it’s business as usual. The market turmoil can represent opportunities for our traders as we look forward to the year ahead.

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

The stock market rebounded during July rising just over 7%. This left the market flat on the year. U.S. Interest rates made new record lows with the 2-year note reaching a yield of 0.55%. The yield on the 10-year note approached 2.80%. Several other markets reversed recent trends. Grains for example, which had been trending lower for most of the year, reversed dramatically and served as a catalyst for a rally in the commodity sector. The U.S. dollar, which had been stronger against European currencies for most of the year, lost about 6.5% against the euro during the month. Base metals also reversed course and posted gains during the month. Congress passed a financial reform act during the month which removed some regulatory uncertainty from the markets. This combined with improving economic data out of Europe and Asia appeared to trigger a short covering rally in stock markets around the world. Many of these markets have now rallied back to the top of recent trading ranges. A review of the individual markets traded by the Advisors in the Trust’s portfolio reveals the problems our Advisors have faced. July was a month of frustrating reversals. Grains, metals, stocks, energy markets, and currencies had all moved sufficiently lower to cause the traders to take positions in favor of the downward price trends. These trends took shape for many reasons and across multiple time frames. Each of the sectors finished June near their lows, then reversed course early in July to finish near their highs for the month. Some managers have reversed positions along with the markets while some remain positioned to the contrary. The stock market had its worst August since 2001 with the S&P 500 losing just over 4.5%. This left the market down almost 5% for the year. In a repeat of the previous month, U.S. interest rates made new record lows with the 2-year note reaching a yield of less than 0.50%. The low yield on the 10-year note approached 2.45%. Commodities were weaker in general as market pundits began to debate openly about a double dip recession and the possibility of deflation. The Dow Jones-UBS Commodity Index, a broad based basket of commodity markets, lost 2.55% during August and is down almost 10% for the year-to-date. While corn and gold traded higher for the month, crude oil edged lower, along with soybeans, wheat, coffee, cocoa, and base metals markets. Natural gas was by far the weakest market, establishing new life of contract lows. Currency markets remain puzzling: The U.S. dollar was stronger overall against the euro but continued to weaken against the Japanese yen. The Japanese Government intervened in the market to try to stem the rise of the yen but the intervention had little or no effect as the yen closed out August at its highest point of the year. The trend following strategies employed to different degrees by our managers were successful during the month. Interest rates trended lower as did the S&P 500 and natural gas. Profits were also captured during the upward move by gold and the yen. CCG, our short-term specialist, had the best month by profiting from trades in stocks, currencies and interest rates. The only losing manager was GAJL whose systematic commodity-only portfolio was under more pressure than our other more diversified managers.

The stock market had its best September in over 50 years rising almost 9%. With interest rates hovering at all time lows, the dollar weakening, and the stock market showing signs of life, commodities turned in their strongest month in over a year. The Dow Jones-UBS Commodity Index was up over 7% during the month. Cotton, corn, and sugar turned in a stellar month with gains of over 15%. The common theme behind their upward moves was increasing Chinese demand. Crude oil rallied back above $80 per barrel and gold made a new high just above $1,300 per ounce. Those two markets appeared to benefit the most from a 5% slide in the U.S. dollar that took place during the month. The U.S. Congress passed a bill denouncing Chinese currency policy in what seems to be a global chorus among countries who trade with China seeking an end to the artificial suppression of the Chinese currency. The trend following strategies employed to different degrees by the Trust’s managers were successful again during September. The S&P and base metals sector reversed course and joined an otherwise upward trend across commodities, currencies, and bonds. Four of the six managers were profitable. ATC, HCM, and GAJL posted the strongest results thanks to a heavy allocation to commodity trades. JWH was also profitable. CCG lost money due to a longer-term short position on the stock market.

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

The S&P 500 and the Dow Jones-UBS Commodity Index finished the month up 0.01% and down 0.35% respectively. From those results, one might conclude that this was a slow and uneventful month. Hardly. Commodities, lead by grains and metals, marched ahead in early November adding on to the sector’s October gains. The commodity index peaked in early November and then lost over 8% from the 9th through the 17th. During that time sugar and cotton lost over 25% of their value (worst sell off in 30 years). The S&P 500 lost 5% and the U.S. dollar strengthened 8.45% against the euro. Several situations served as a back drop for these reversals. First, the Republicans took control of Congress in the midterm elections. While this had been widely anticipated, the markets sold off after the fact. Ireland’s financial position continued to erode, further pressuring the EU. This caused the euro to weaken against the U.S. dollar. North Korea then chimed in with an attack on South Korean territory which caused more flight to the U.S. dollar. Finally, the Fed released minutes showing an intensifying debate between Governors who think inflation is becoming a serious threat and those who feel the economy continues to need an accommodative monetary policy. In all, it was a very busy month.

The S&P 500 and the Dow Jones-UBS Commodity Index finished the month at or near their highs for the year. Stocks continue to operate in a near perfect environment with improving earnings and the lowest interest rates in a generation. It is interesting to note, however, that stocks are still 20% below their 2007 high marks. Commodities have benefitted from growing global demand and the perception that most developed countries seem to be operating under an unannounced policy aimed at devaluing their currencies. Commodities therefore represent not only an economic play but a relative value opportunity. Fixed income markets continued to struggle during the month. Long-treasury market instruments finished the year with a gain of almost 10% but lost almost 4% during the month as continued concern over the inflationary impact of international monetary policies came to the forefront. Looking ahead, looming issues related to the U.S. budget deficit and debt limits, an unstable diplomatic situation on the Korean peninsula, an expanding Chinese economy, and uncertainty related to the sovereign debt of several European Community members will keep markets on edge as the first quarter of 2011 unfolds.

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

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Trust’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2011 and 2010. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2011, the Trust’s average total capitalization was approximately $40.0 million, and during fiscal year 2010, the Trust’s average total capitalization was approximately $54.2 million.

	FISCAL YEAR 2011
Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$1.1	$0.2	$0.6	1.4%
Currencies	1.7	0.3	0.7	1.8%
Energies	0.8	0.1	0.3	0.8%
Indices	1.5	0.2	0.7	1.8%
Interest Rates	1.0	0.2	0.5	1.3%
Metals	0.9	0.1	0.3	0.8%
Total	$7.0	$1.1	$3.1	7.9%

	FISCAL YEAR 2010
Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$2.0	$0.7	$1.3	2.4%
Currencies	2.2	0.4	1.4	2.7%
Energies	1.5	0.5	1.0	1.8%
Indices	1.9	0.2	0.9	1.6%
Interest Rates	1.9	0.3	0.9	1.6%
Metals	1.8	0.5	1.0	2.0%
Total	$11.3	$2.6	$6.5	12.1%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds a significant portion of its assets in cash on deposit with RJO. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury bill rate. As of December 31, 2011 and December 31, 2010, the Trust had approximately $2.7 million and $22.4 million, respectively, in cash on deposit with RJO. Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2011, Wells Fargo Bank, N.A. held approximately $31.5 million of the Trust’s assets. To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and its Advisors manage the Trust’s primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Trust’s primary market risk exposures as well as the strategies used and to be used by the Trust’s Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust. There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Trust.

The Trust may purchase exchange listed options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract.

The following were the primary trading risk exposures of the Trust as of December 31, 2011, by market sector.

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

Stock Indices. The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2011, the Trust’s primary exposure was in the Mini-NASDAQ (U.S.) and the EURO-STOXX 50 (Germany). The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices. (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals. The programs currently used for the Trust trade mainly precious and base metals. The Trust’s primary metals market exposure is to price fluctuations.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, coffee, soybeans, live cattle and cotton accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2011. To a lesser extent and in the past, the Trust has had market exposure to wheat, orange juice, milk and hogs.

Energy. The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.

Fixed Income Securities.  The Trust’s primary exposure to fixed income securities are defined by the CFTC guidelines of acceptable securities for investment of segregated assets.  The scope of the acceptable securities by the CTFC are defined further by the RJOIM agreement with the Trust to include but not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  Note that total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.  Fixed income securities are recorded at fair market value with changes in fair value recorded in the statement of operations.  Premiums and discounts on securities purchased are amortized over the life of the instrument.  Interest income is accrued and recorded when paid in the statement of operations.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2011 and December 31, 2010.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Japanese yen, British pounds and Canadian dollar.

Cash Position. The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury bill rate (calculated daily). For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points. Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2011, Wells Fargo Bank, N.A. held approximately $31.5 million of the Trust’s assets. To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Abraham Trading: A vital part of ATC’s trading strategy is sound risk management. The good times, when the markets are in trending periods, will take care of themselves. ATC’s trading strategy is designed to endure the imminent non-trending periods in order to profit when trends in the markets do occur. Each commodity interest is tracked on its own merits, and a stop loss level is determined at the time a trade is entered. Stops are designed to weed out losing trades quickly and attempt to limit any loss to no more than a nominal percentage of the account’s net assets.

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

GAJL seeks to ensure that market risk and return are appropriately balanced across clients in proportion to each client’s account equity. GAJL regularly balances clients’ exposure to net position in each futures contract or option on futures contract, accordingly.

Trades are allocated during the month on a ticket-by-ticket basis according to volume and price sequence parameters, determined near the beginning of the month with client account equities. As the program’s net contract positions are added to or reduced, each client’s exposure to the program’s net position in a contract under this method may not exactly equal its proportionate level of risk as represented by its account equity. To correct these risk imbalances, at its discretion, GAJL makes trades on a regular basis which rebalance client account risks to what they should be, given each client’s account equity. GAJL may simultaneously reduce a position for one client while adding to a position for another client at prevailing market prices to adjust each client’s risk to its appropriate level, given their account size as a proportion of the program’s overall assets under management. Discretion includes employing knowledge of a contract’s volatility and the size of the necessary rebalancing trades, and balancing that need with the desire to minimize slippage and commissions for clients. Near the beginning of each month, GAJL rebalances each client account to reflect their proportion of the net equity in the program.

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

Trigon Investment Management, LLC: TIM’s Discretionary Macro Program implements a three-stage risk control framework. At the portfolio level, capital at risk is limited to 6% of the net asset value. Thus if all stops are elected and all premium goes to zero (the program is never net short premium), then the maximum 24-hour drawdown is designed to be limited to 6% of the net asset value. At the strategy level, the program’s risk is roughly evenly divided between the Global Short-Term Rate and Opportunistic Strategies programs. While some “borrowing” may occur (a strategy’s risk may edge above 3%), it would likely be modest. This enforces diversification. Finally, at the trade level, risk control is accomplished through trading of liquid markets with firm stops. Trades typically risk about 35 basis points of the net asset value to a maximum of 70 basis points.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011	2011	2011	2011
Total Trading Revenues (Loss)	$(778,101)	$(1,017,646)	$2,596,261	$(1,057,488)
Total Trading Expenses	1,118,167	1,046,523	925,805	840,265
Trading Income (Loss)	(1,896,268)	(2,064,169)	1,670,456	(1,897,753)
Non-Trading Income (Loss)	(115,844)	213,990	1,288,994	(75,459)
Net Income (Loss)	$(2,012,112)	$(1,850,179)	$2,959,450	$(1,973,212)

Net Income (Loss) per Trading Unit
Class A	$(3.76)	$(4.74)	$4.15	$(4.97)
Class B	$(3.41)	$(4.47)	$4.87	$(4.76)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Trading Revenues (Loss)	$(13,618)	$617,657	$1,649,268	$1,279,235
Total Trading Expenses	1,133,490	1,083,762	1,042,319	1,373,892
Trading Income (Loss)	(1,147,108)	(466,105)	606,949	(94,657)
Non-Trading Income (Loss)	(1,043,154)	15,800,342	106,825	685,691
Net Income (Loss)	$(2,190,262)	$15,334,237	$713,774	$591,034

Net Income (Loss) per Trading Unit
Class A	$(1.98)	$(0.90)	$0.85	$(0.17)
Class B	$(1.51)	$(0.40)	$1.40	$0.35

The Trust has not disposed of any segments of its business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting. The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Owner has concluded that, as of December 31, 2011, the Trust’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust. As of December 31, 2011, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC. The officers and directors of the Managing Owner as of December 31, 2011 were as follows:

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

Jason T. Manumaleuna is Chief Financial Officer and Director of RJOFM: Mr. Manumaleuna became the Chief Financial Officer and a member of the Board of Directors of RJOFM on October 17, 2011 and has been a listed NFA principal of the Managing Owner since October 2011. Mr. Manumaleuna also serves as the Chief Financial Officer of R.J. O’Brien & Associates, LLC, a futures commission merchant and the Trust’s futures broker, and is a registered National Futures Association principal of RJO since October 2010.  He joined R.J. O’Brien & Associates, LLC in May 2008.  Prior to these positions, Mr. Manumaleuna worked in internal audit at MF Global Holdings from December 2007 to May 2008.  Prior to working at MF Global Holdings, Mr. Manumaleuna served as the Controller for Calyon Financial LLC from March 2005 to December 2007.  Prior to Calyon, Mr. Manumaleuna served as Controller of Refco LLC’s Chicago office from April 2000 to March 2005.

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

Audit Committee

The Managing Owner created an audit committee on August 27, 2008. The audit committee with respect to the Trust is comprised of Gerald Corcoran, Jason Manumaleuna and Jamal Oulhadj. None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Therefore, there is no Audit Committee Financial Expert.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2011, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2011, the Managing Owner beneficially held an ownership of $48,857 (which is the equivalent of 535 units) or approximately 0.14% of the ownership of the Trust as of that date.

(c)	As of December 31, 2011, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

None. The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.

Item 14. Principal Accounting Fees and Services.

(a)	Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm, $121,064 and $134,732 respectively for the 2011 and 2010 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings and review of other SEC filings.

(b)	Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2011 or 2010 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)	Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2011 or 2010 for professional services in connection with tax compliance, tax advice and tax planning. The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $90,000 for such services for 2011 and $125,000 for such services for 2010. These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)	All Other Fees

None.

(e)	Audit Committee Pre-Approval Policies and Procedures

(i)	The audit committee with respect to the Trust has not developed pre-approval policies as of the date of this report. Consequently, all audit and non-audit services provided by CF & Co., L.L.P. must be approved by the directors of the Managing Owner.

(ii)	None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Exchange Act were provided by CF & Co., L.L.P.; therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)	Less than 50% of the hours expended on CF & Co., L.L.P.’s audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of CF & Co., L.L.P.

Part IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

c.	Condensed Consolidated Schedules of Investments as of December 31, 2011 and 2010.

d.	Consolidated Statements of Operations, for the years ended December 31, 2011, 2010 and 2009.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2011, 2010 and 2009.

f.	Notes to Consolidated Financial Statements.

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01	Third Amended and Restated Selling Agreement, made as of July 1, 2011, among R.J. O’Brien Securities, LLC, RJO Global Trust (the “Registrant”), and R.J. O’Brien Fund Management, LLC. (1)
3.01	Ninth Amended and Restated Declaration and Agreement of Trust, dated as of September 1, 2010. (2)

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust, dated as of July 13, 2011. (3)

3.03	Restated Certificate of Trust. (4)

10.01*	Amended and Restated Advisory Agreement, made as of September 16, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and John W. Henry & Company, Inc. (5)

10.02*	Advisory Agreement, made as of August 25, 2008, among JWH Global Trust, R.J. O’Brien Fund Management, LLC, and Abraham Trading, L.P. (5)

10.03*	Advisory Agreement, made as of January 28, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and NuWave Investment Management, LLC. (6)

10.04*	Advisory Agreement, made as of June 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Advisors (Jersey) Limited. (7)

10.05*	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Conquest Capital, LLC. (7)

10.06**	Advisory Agreement, made as of July 1, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Haar Capital Management, LLC. (7)
10.07*	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Dominion Capital Management Institutional Advisors, Inc. (8)

10.08*	Advisory Agreement, made as of October 1, 2010, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Trigon Investment Advisors, LLC. (8)

10.09	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated September 27, 2006. (9)

13.01	Annual Report to Unitholders for Fiscal Year 2011.

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*Confidential Treatment was requested and granted with respect to the omitted portions of these exhibits.

(1)    Incorporated by reference herein from the exhibit of the same description filed on August 15, 2011 with Registrant’s Quarterly Report on Form 10-Q.

(2)    Incorporated by reference herein from the exhibit of the same description filed on December 2, 2010 with the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-170937) (included as Exhibit A to the prospectus therein).

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

(8)   Incorporated by reference herein from the exhibit of the same description filed on November 12, 2010 with the Registrant’s Quarterly Report on Form 10-Q.

(9)   Incorporated by reference herein from the exhibit of the same description filed on July 5, 2007 with the Registrant’s Annual Report on Form 10-K.

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

Date: March 27, 2012	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ Jason T. Manumaleuna
Jason T. Manumaleuna
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 27, 2012, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald F. Corcoran	Chief Executive Officer and Director
Gerald F. Corcoran	(principal executive officer)

/s/ Jason T. Manumaleuna	Chief Financial Officer and Director
Jason T. Manumaleuna	(principal financial and accounting officer)

/s/ Annette A. Cazenave	Executive Vice President and Director
Annette A. Cazenave

