Form 10-Q
period 2012-03-31
RJO GLOBAL TRUST
filed 2012-05-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes ☒ No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2012	2011
	UNAUDITED
Assets

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,382,766	$2,670,744
Unrealized gain on open contracts	11,536	363,947
Purchased options on futures contracts (premiums paid - $37,722 and $33,376, respectively)	55,307	22,525
Total due from broker	2,449,609	3,057,216

Cash and cash equivalents on deposit with affiliate	5,851,390	9,596,823
Cash on deposit with bank	1,324	648
Fixed income securities (cost $22,676,316 and $21,993,704, respectively), held by affiliate	22,629,381	21,870,890
Interest receivable	71,679	123,363
Cash on deposit with bank - Non-Trading	1,009,290	1,647,219
Prepaid expenses - Non-Trading	135,509	95,825

Total Assets	$32,148,182	$36,391,984

Liabilites and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts: Options written on futures contracts (premiums received - $14,375)	$-	$1,006
Accrued commissions	90,841	111,034
Accrued management fees	43,957	48,884
Accrued operating expenses	152,593	217,118
Redemptions payable-Trading	774,512	493,332
Accrued legal fees- Non-Trading	53,000	500
Accrued management fees to U.S. Bank-Non-Trading	18,899	31,715
Distribution payable - Non-Trading	1,530	536,188
Total liabilities	1,135,332	1,439,777

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (334,053 and 355,858 units outstanding at March 31, 2012 and December 31, 2011, respectively)	28,853,520	32,497,392
Class B (11,301 and 12,697 units outstanding at March 31, 2012 and December 31, 2011, respectively)	1,041,735	1,231,294
Managing owner (535 Class A units outstanding at March 31, 2012 and December 31, 2011)	46,210	48,857

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (287,669 and 306,807 units outstanding at March 31, 2012 and December 31, 2011, respectively)	135,206	158,535
Nonparticipating owners (1,985,619 and 1,966,481 units outstanding at March 31, 2012 and December 31, 2011, respectively)	936,179	1,016,129

Total unitholders' capital	31,012,850	34,952,207

Total Liabilities and Unitholders' Capital	$32,148,182	$36,391,984

Net asset value per unit:
Trading:
Class A	$86.37	$91.32
Class B	$92.18	$96.98
LLC equity/Non-Trading	$0.47	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Condensed Consolidated Schedules of Investments

	March 31, 2012		December 31, 2011
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities
Certificate of Deposit
Japan
Financials (cost $801,128)	2.58%	$800,016	-	$-

Commercial Paper
South Korea Financials (cost $1,497,579)	4.84%	1,499,940	-	-
United States Energy (cost $1,242,569)	-	-	3.56%	1,242,938
Financials (cost $1,896,629)	-	-	5.44%	1,899,873
Total Commercial Paper	4.84%	1,499,940	9.00%	3,142,811

Corporate Bonds
United States Financials (cost $3,948,291 and $6,682,059, respectively)	12.61%	3,912,133	19.22%	6,717,547
Australia Financials (cost $4,424,295) Great Britain	14.22%	4,409,269	-	-
Energy (cost $1,527,135)	-	-	4.31%	1,506,885
Total Corporate Bonds	26.83%	8,321,402	23.53%	8,224,432

Government Agencies
United States US Government Agency (cost $12,000,029 and $10,499,879, respectively)	38.70%	12,003,030	30.04%	10,498,215

Short-Term Investment Funds
United States Short-Term Investment Funds (cost $4,993 and $5,432, respectively)	0.02%	4,993	0.02%	5,432

Total Fixed Income Securities (cost $22,676,316 and $21,993,704, respectively)		$22,629,381		$21,870,890

Long Positions
Futures Positions
Agriculture	0.15%	$45,082	0.01%	$3,573
Currency	-0.05%	(16,672)	0.03%	9,244
Energy	-0.12%	(38,425)	-0.34%	(119,410)
Indices	0.14%	43,768	0.05%	17,851
Interest rates	0.16%	49,146	0.40%	139,768
Metals	-0.71%	(221,421)	-0.23%	(80,138)

Forward Positions
Currency	0.12%	38,003	-0.99%	(344,428)

Total long positions on open contracts		$(100,519)		$(373,540)

Short Positions
Futures Positions
Agriculture	0.09%	$26,969	0.02%	$6,835
Currency	-0.18%	(54,733)	-0.02%	(5,365)
Energy	0.17%	53,989	0.64%	225,038
Indices	0.06%	19,184	-0.13%	(47,027)
Interest rates	-0.08%	(24,997)	-0.03%	(10,045)
Metals	0.59%	181,887	0.21%	72,320

Forward Positions
Currency	-0.29%	(90,244)	1.42%	495,731

Total short positions on open contracts		$112,055		$737,487

Total unrealized gain on open contracts		$11,536		$363,947

Long put options on future contracts
Energy (premiums paid - $10,320)	0.08%	$25,680	-	$-
Interest rates(premiums paid - $10,359)	0.04%	13,547	-	-
Currency (premiums paid - $17,043 and $33,376, respectively)	0.05%	16,080	0.06%	22,525
Total long put options on futures contracts		$55,307		$22,525

Short put options on future contracts
Currency (premiums received - $14,375)	-	$-	-	$(1,006)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Operations

	For the three months ended March 31,
	2012	2011
	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(805,366)	$(563,273)
Change in unrealized gain (loss) on open positions	(337,344)	(425,355)
Foreign currency transaction gain (loss)	(11,477)	137,497
Total Trading gain (loss)	(1,154,187)	(851,131)

Net investment income (loss):
Interest income	98,940	82,844
Realized gain (loss) on fixed income securities	(131,014)	(20,130)
Change in unrealized gain (loss) on fixed income securities	81,309	10,316
Total net investment gain (loss)	49,235	73,030

Expenses:
Commissions - Class A	386,838	606,676
Commissions - Class B	8,489	10,103
Advisory fees	15,319	15,266
Management fees	135,619	213,022
Incentive fees	-	58,100
Ongoing offering expenses	16,466	30,000
Operating expenses	133,533	185,000
Total expenses	696,264	1,118,167

Trading income (loss)	(1,801,216)	(1,896,268)

Non-Trading income (loss):
Interest on Non-Trading reserve	59	1,864
Legal and administrative fees	(756)	(42,100)
Management fees paid to US Bank	(102,582)	(75,608)
Non-Trading income (loss)	(103,279)	(115,844)

Net income (loss)	$(1,904,495)	$(2,012,112)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statement of Changes in Unitholders’ Capital

For the three months ended March 31, 2012

UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners -Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	355,858	$32,497,392	12,697	$1,231,294	535	$48,857
Trading income (loss)	-	(1,740,142)	-	(58,427)	-	(2,647)
Unitholders' contributions	1,574	137,392	-	-	-	-
Unitholders redemptions	(23,379)	(2,041,122)	(1,396)	(131,132)	-	-
Balances at March 31, 2012	334,053	28,853,520	11,301	1,041,735	535	46,210

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2011	369,090	$33,777,543
Trading income (loss)	-	(1,801,216)
Unitholders' contributions	1,574	137,392
Unitholders' redemptions	(24,775)	(2,172,254)
Balances at March 31, 2012	345,889	29,941,465

Unitholders' Capital (LLC Equity/Non- Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	306,807	$158,535	1,966,481	$1,016,129	2,273,288	$1,174,664
Non-Trading income (loss)	-	(14,334)	-	(88,945)	-	(103,279)
Reallocation due to Redemptions	(19,138)	(8,995)	19,138	8,995	-	-
Balances at March 31, 2012	287,669	135,206	1,985,619	936,179	2,273,288	1,071,385

Total Unitholders Capital at December 31, 2011						$31,012,850

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2011	$91.32	$96.98	$0.52
Net change per unit	(4.95)	(4.80)	(0.05)
Net asset value per unit at March 31, 2012	$86.37	$92.18	$0.47

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to nine independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of March 31, 2011, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following: (1) beneficial owners holding more than 50% of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless beneficial owners holding more than 50% of the outstanding Units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless beneficial owners holding more than 50% of the outstanding Units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decline in the aggregate net assets of the Trust to less than $2,500,000; (8) a decline in the net asset value per Unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

The LLC agreed to compensate US Bank, as manager, the following: (1) an initial acceptance fee of $120,000; (2) an annual fee of $25,000; (3) a distribution fee of $25,000 per distribution; (4) out-of-pocket expenses; and (5) an hourly fee for all personnel at the then expected hourly rate ($350 per hour at the time the agreement was executed).

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

At March 31, 2012, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited. The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner. As of March 31, 2012, Wells Fargo Bank, N.A. held approximately $28.5 million of the Trust’s assets.

Fixed income securities are recorded at fair value, with changes in fair value recorded in the statement of operations as unrealized gain (loss) on fixed income securities. Realized gains (losses) from liquidation of fixed income securities are determined on the specific identification basis. Premiums and discounts on securities purchased are amortized over the lives of the respective instruments. Interest income is recognized on the accrual basis.

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

No provision for U.S. federal income taxes has been made in the accompanying consolidated financial statements as each beneficial owner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Trust. The LLC is also treated as a partnership. Generally, for both U.S. federal and state tax purposes, trusts, such as the RJO Global Trust, are treated as partnerships. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2009, remain subject to examination by the Internal Revenue Service. The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, most ranging from three to five years from the date of filing.

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

The purchase and sale of futures requires margin deposits with a futures commission merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate or secure all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

Net trading results from derivatives for the three-month periods ended March 31, 2012 and 2011 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions. Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts.

The Trust’s primary exposure to fixed income securities are defined by the U.S. Commodity Futures Trading Commission (“CFTC”) guidelines of acceptable securities for investment of segregated assets. The scope of the acceptable securities by the CFTC are defined further by the RJOIM agreement with the Trust to include but not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities. The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments in the Trust.

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

*The collections on June 4, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill"). The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill' s percentage of distributions, as defined in the Settlement Agreement. All subsequent collections are shown net and were reduced by Cargill's percentage of distributions at 57.25% of the gross collections.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts, options on forward currency contracts and fixed income securities that the Trust values using models or other valuation methodologies derived from observable market data.

Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2012 and December 31, 2011, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain (loss) on open contracts:
Futures positions	$63,777	$-	$-	$63,777
Forward currency positions	-	(52,241)	-	(52,241)
Purchased options on futures contracts	55,307	-	-	55,307
Fixed income securities	-	22,629,381	-	22,629,381
Total fair value	$119,084	$22,577,140	$-	$22,696,224

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$212,644	$-	$-	$212,644
Forward currency positions	-	151,303	-	151,303
Purchased options on futures contracts	22,525	-	-	22,525
Fixed income securities	-	21,870,890	-	21,870,890
Total assets	235,169	22,022,193	-	22,257,362

Liabilities
Options written on futures contracts	(1,006)	-	-	(1,006)
Total fair value	$234,163	$22,022,193	$-	$22,256,356

(8)	Operations

Redemptions

A beneficial owner may cause any or all of his or her Units to be redeemed by the Trust effective as of the last business day of any month based on the net asset value per Unit on such date on five business days’ written notice to NAV Consulting, Inc., the Trust’s administrator, or the Managing Owner. Payment will generally be made within 10 business days of the effective date of the redemption. Any redemption made during the first 11 months of investment is subject to a 1.5% redemption penalty, payable to the Managing Owner. Any redemption made in the twelfth month of investment or later will not be subject to any redemption penalty. The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended (the “Trust Agreement”), contains a full description of redemption and distribution policies.

Subscriptions

Investors that are eligible to participate in the private offering of the Units may purchase Units in the Trust pursuant to the terms of the Trust’s Confidential Private Placement Memorandum and Disclosure Document (the “Memorandum”) and a signed subscription form.  The Trust Agreement and the Memorandum contain a full description of subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

Commissions

The Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO. Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.

The Trust’s brokerage fee constitutes a “wrap fee” of 4.67% of the Trust’s month-end assets on an annual basis (0.389167% monthly) with respect to Class A Units and 2.67% of the Trust’s month-end assets on an annual basis (0.2225% monthly) with respect to Class B Units, which covers the fees described below. “Brokerage fee” includes the following across each class of Units:

Recipient	Nature of Payments	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and exchange fees (capped at)	1.57%	1.57%
Totals		4.67%	2.67%

Commissions were not paid with respect to the LLC net assets.

(9) Financial Highlights

The following financial highlights show the Trust’s financial performance for the three-month periods ended March 31, 2012 and March 31, 2011. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2012	2011	2012	2011
Per share operating performance:
Net asset value of Trading units, beginning of period	$91.32	$100.64	$96.98	$104.75
Total Trading income (loss):
Trading gain (loss)	(3.15)	(1.61)	(3.35)	(1.71)
Investment income	0.14	0.13	0.14	0.14
Expenses	(1.93)	(2.28)	(1.60)	(1.84)
Trading income (loss)	(4.94)	(3.76)	(4.81)	(3.41)
Net asset value of Trading units, end of period	$86.38	$96.88	$92.17	$101.34

Total return:
Total return before incentive fees	(5.42)%	(3.62)%	(4.94)%	(3.15)%
Less incentive fee allocations	0.00%	(0.12)%	0.00%	(0.11)%
Total return	(5.42)%	(3.74)%	(4.94)%	(3.26)%

Ratios to average net assets:
Trading income (loss)	(3.63)%	(3.92)%	(3.69)%	(3.29)%
Expenses:
Expenses, less incentive fees	(2.21)%	(2.20)%	(1.71)%	(1.65)%
Incentive fees	0.00%	(0.12)%	0.00%	(0.11)%
Total expenses	(2.21)%	(2.32)%	(1.71)%	(1.76)%

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2012 and 2011, respectively. The amounts are not annualized.

(10)	Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager. The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A. RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance. As of March 31, 2012, the Trust’s deposits held by RJOIM consisted of cash of $5,851,390 and fixed income securities of $22,629,381. Advisory fees earned by RJOIM aggregated $15,319 and $15,266 for the three months ended March 31, 2012 and 2011, respectively.

(11)	Derivative Instruments and Hedging Activities

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$187,817	$(115,766)	$72,051
Currency	23,283	(130,849)	(107,566)
Energy	65,422	(24,178)	41,244
Indices	91,940	(28,988)	62,952
Interest Rates	80,365	(42,669)	37,696
Metals	37,629	(77,163)	(39,534)
	$486,456	$(419,613)	$66,843

As of December 31, 2011
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$10,408	$-	$10,408
Currency	527,500	(350,799)	176,701
Energy	225,038	(119,410)	105,628
Indices	17,851	(47,027)	(29,176)
Interest Rates	139,768	(10,045)	129,723
Metals	72,320	(80,138)	(7,818)
	$992,885	$(607,419)	$385,466

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain on open contracts and in purchased and written options on futures contracts on the consolidated statements of financial condition as of March 31, 2012 and December 31, 2011 respectively.

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2012	2011
Agriculture	$(200,022)	$(98,432)
Currency	(438,307)	(524,630)
Energy	198,001	262,719
Indices	38,216	46,768
Interest Rates	(287,594)	(628,477)
Metals	(464,481)	90,921
	$(1,154,187)	$(851,131)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12)	Subsequent Events

As of April 30, 2012, the managing owner chose to remove three of the Trust’s CTAs which managed less than 10% of the Trust’s assets each. The managing owner has not yet reallocated the assets that were being traded by these CTAs.

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

The Trust was originally established and operated as a single-advisor commodity pool. John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008. As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors: JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor. Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust. Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity. As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM. Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors. On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets. Those eight Advisors traded the Trust’s assets for the period of October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed with funds reallocated to each new advisor of less than 10%. As of March 31, 2012, the Trust’s assets were allocated to the current nine Advisors as follows: ATC (16.66%), CCG (16.66%), NW (16.66%), and six other advisors managing less than 10% each.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities. For the three-month period ended March 31, 2012, 1,574 Class A Units for $137,392 were purchased by the beneficial owners. The Managing Owner purchased no Units during this time. For the three-month period ending March 31, 2012, the unitholders redeemed a total of 23,379 Class A Units for $2,041,122 and 1,396 Class B Units for $131,132.

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

During the three-month period ending March 31, 2012, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the quarters ended March 31, 2012 and 2011, the Trust has received or accrued to receive trading interest of $125 and $5,417, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of March 31, 2012, Wells Fargo Bank, N.A. held approximately $28.5 million of the Trust’s assets. For the quarters ended March 31, 2012 and 2011, the assets held in this account earned $98,815 and $77,427 of interest income, respectively.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way. Additionally, no material deficiencies in liquidity were identified, and there are no material unused sources of liquid assets.

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

Certain Advisors to the Trust are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessment of the relative strengths of different national economies or economic sectors is made. However, there are frequent periods during which fundamental factors external to the market dominate prices. For the discretionary Advisors, economic fundamentals and macroeconomic assessments are made.

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

Fiscal Quarter ended March 31, 2012

The Trust recorded net trading loss of $(1,742,789) or $(4.95) per trading Unit for Class A Units and a loss of $(58,427) or $(4.80) per trading Unit for Class B Units in the first quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/Unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2012, the Trust (Class A Units) had gained 5.58% since its inception in June 1997. Class B Units have lost 22.79% since their inception in January of 2009.

As of March 31, 2012, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.66%), CCG (16.66%), NW (16.66%), and six other advisors managing less than 10% each.

With short-term interest rates at or near zero and no implosion in the European debt saga, the stock market continued to drift higher with little resistance during January. Bonds were choppy but only slightly lower on the month as interest rates inched higher. Commodities were higher as a sector thanks to strength in crude oil, cattle, and soybean markets. Gold, corn, and natural gas markets were a drag on the sector finishing flat to lower on the month. In February, the stock market moved ahead on light volume during the month and posted its best February since 1997. Bonds and Commodities also posted small gains to start the year. The managed futures industry continues to struggle. A violent reversal by grains, bonds, and some metals caused losses during the month. The Barclay Top 50 which is representative of all managed futures strategies and over 50% of the industry’s assets finished 2012 with its worst 36 month performance period since the index began in 1987. Erratic volatility, fluctuating volume, and government intervention in Europe, Asia, the U.S., and China have been blamed by traders for the difficult environment. The index finds itself two standard deviations from its positive historical average annual return. Some would argue that the U.S. Federal Reserve is already in the middle of its third round of quantitative easing. With short-term interest rates continuing at or near zero and no further shocks in the European debt saga, the stock market continued a climb higher during March and posted its best first quarter in 14 years. Bonds were lower posting their worst quarter in two years. The commodity sector was lower on the month due to weakness in the energy, base metals, meats, and corn markets.

Fiscal Quarter ended March 31, 2011

The Trust recorded net trading losses of $(1,851,345) or $(3.76) per trading Unit for Class A Units and a loss of $(44,923) or $(3.41) per trading Unit for Class B Units in the first quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/Unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2011, the Trust (Class A Units) had gained 18.43% since its inception in June 1997. Class B Units have lost 15.12% since their inception in January 2009.

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

(e)	Off-Balance Sheet Arrangements; Disclosure of Contractual Obligations

The Trust does not have any off-balance sheet arrangements (as defined in Regulation S-K 303(a)(4)(ii)) that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2012.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A. Risk Factors

See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our business.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) For the quarter ended March 31, 2012, the Trust issued 1,574 Units in exchange for $137,392 in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2012:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	5,122	915	$88.94	$94.61
February	9,531	242	$87.27	$92.99
March	8,726	239	$86.37	$92.18

Total	23,379	1,396

100% of all subscription proceeds are invested directly into the Trust.

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.[1]

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.[2]

3.03	Restated Certificate of Trust of the Registrant.[3]

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

RJO Global Trust

Date:	May 14, 2012

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Jason Manumaleuna
Jason Manumaleuna
Principal Financial Officer and duly authorized officer

