Form 10-Q
period 2012-06-30
RJO GLOBAL TRUST
filed 2012-08-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes ☒ No

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	June 30,	December 31,
	2012	2011
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$3,644,712	$2,670,744
Unrealized gain (loss) on open contracts	(347,998)	363,947
Purchased options on futures contracts (premiums paid - $33,376)	-	22,525
Total due from broker	3,296,714	3,057,216

Cash and cash equivalents on deposit with affiliate	5,180,075	9,596,823
Cash on deposit with bank	6,697	648
Fixed income securities (cost $19,978,783 and $21,993,704, respectively), held by affiliate	19,952,245	21,870,890
Interest receivable	23,152	123,363
Cash on deposit with bank - Non-Trading	796,103	1,647,219
Prepaid expenses - Non-Trading	83,381	95,825

Total Assets	$29,338,367	$36,391,984

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $34,125 and $14,375, respectively)	$34,540	$1,006
Accrued commissions	68,875	111,034
Accrued management fees	29,191	48,884
Accrued incentive fees	4,411	-
Accrued operating expenses	179,332	217,118
Accrued offering expenses	11,974	-
Redemptions payable-Trading	1,040,617	493,332
Accrued legal fees- Non-Trading	2,863	500
Accrued management fees to U.S. Bank-Non-Trading	16,907	31,715
Distribution payable - Non-Trading	-	536,188
Total liabilities	1,388,710	1,439,777

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (311,056 and 355,858 units outstanding at
June 30, 2012 and December 31, 2011, respectively)	26,107,641	32,497,392
Class B (10,412 and 12,697 units outstanding at
June 30, 2012 and December 31, 2011, respectively)	937,379	1,231,294
Managing owner (535 Class A units outstanding at
June 30, 2012 and December 31, 2011, respectively)	44,903	48,857

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (268,424 and 306,807 units outstanding at	102,004	158,535
June 30, 2012 and December 31, 2011, respectively)
Nonparticipating owners (2,004,864 and 1,966,481 units outstanding at	757,730	1,016,129
June 30, 2012 and December 31, 2011, respectively)

Total unitholders' capital	27,949,657	34,952,207

Total Liabilities and Unitholders' Capital	$29,338,367	$36,391,984

Net asset value per unit:
Trading:
Class A	$83.93	$91.32
Class B	$90.03	$96.98
LLC equity/Non-Trading	$0.38	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	June 30, 2012		December 31, 2011
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities

Commercial Paper
South Korea
Financials (cost $999,017)	3.57%	$999,017	-	$-
Australia
Financials (cost $1,298,353)	4.65%	1,298,353	-	-
Chile
Financials (cost $1,248,127)	4.47%	1,248,127	-	-
United States
Energy (cost $1,242,569)	-	-	3.56%	1,242,938
Financials (cost $1,896,629)	-	-	5.44%	1,899,873
Total Commercial Paper	12.69%	3,545,497	9.00%	3,142,811

Corporate Bonds
United States
Financials (cost $2,305,348 and $6,682,059, respectively)	8.23%	2,301,256	19.22%	6,717,547
Australia
Financials (cost $4,424,295)	15.75%	4,402,115	-	-
Great Britain
Energy (cost $1,527,135)	-	-	4.31%	1,506,885
Total Corporate Bonds	23.98%	6,703,371	23.53%	8,224,432

Government Agencies
United States
US Government Agency (cost $9,699,550 and $10,499,879, respectively)	34.70%	9,699,284	30.04%	10,498,215

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $4,093 and $5,432, respectively)	0.01%	4,093	0.02%	5,432

Total Fixed Income Securities (cost $19,978,783 and $21,993,704, respectively)		$19,952,245		$21,870,890

Long Positions
Futures Positions
Agriculture	0.31%	$85,341	0.01%	$3,573
Currency	-0.01%	(2,638)	0.03%	9,244
Energy	0.06%	15,729	-0.34%	(119,410)
Indices	0.08%	22,188	0.05%	17,851
Interest rates	-0.05%	(12,962)	0.40%	139,768
Metals	-0.22%	(61,931)	-0.23%	(80,138)

Forward Positions
Currency	-	-	-0.99%	(344,428)

Total long positions on open contracts		$45,727		$(373,540)

Short Positions
Futures Positions
Agriculture	-0.42%	$(116,067)	0.02%	$6,835
Currency	-0.36%	(99,739)	-0.02%	(5,365)
Energy	-0.21%	(59,466)	0.64%	225,038
Indices	-0.79%	(220,361)	-0.13%	(47,027)
Interest rates	0.00%	398	-0.03%	(10,045)
Metals	0.36%	101,510	0.21%	72,320

Forward Positions
Currency	-	$-	1.42%	$495,731

Total short positions on open contracts		$(393,725)		$737,487

Total unrealized gain (loss) on open contracts		$(347,998)		$363,947

Long put options on future contracts
Currency (premiums paid - $33,376)	-	-	0.06%	22,525
Total long put options on futures contracts		$-		$22,525

Short put options on future contracts
Indices (premiums received - $34,125)	-0.12%	$(34,540)	-	$-
Currency (premiums received - $14,375)	-	-	0.00%	(1,006)
Total short put options on futures contracts		(34,540)		(1,006)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$164,707	$501,004	$(640,659)	$(62,269)
Change in unrealized gain (loss) on open positions	(377,535)	(1,507,010)	(714,879)	(1,932,365)
Foreign currency transaction gain (loss)	(3,924)	(21,405)	(15,401)	116,092
Total Trading gain (loss)	(216,752)	(1,027,411)	(1,370,939)	(1,878,542)

Net investment income (loss):
Interest income	55,524	822	154,464	(19,308)
Realized gain (loss) on fixed income securities	(47,078)	(14,347)	(178,092)	(4,031)
Change in unrealized gain (loss) on fixed income securities	20,397	23,290	101,707	106,134
Total net investment gain (loss)	28,843	9,765	78,079	82,795

Expenses:
Commissions - Class A	332,014	517,624	718,852	1,124,300
Commissions - Class B	6,833	10,321	15,322	20,424
Advisory fees	11,546	15,594	26,865	30,860
Management fees	103,780	181,534	239,399	394,556
Incentive fees	4,411	59,402	4,411	117,502
Ongoing offering expenses	21,001	75,000	37,467	105,000
Operating expenses	137,001	187,048	270,534	372,050
Total expenses	616,586	1,046,523	1,312,850	2,164,692

Trading income (loss)	(804,495)	(2,064,169)	(2,605,710)	(3,960,439)

Non-Trading income (loss):
Interest on Non-Trading reserve	84	542	142	2,407
Collections in excess of impaired value	-	343,664	-	343,664
Legal and administrative fees	(138,543)	(82,015)	(139,298)	(124,116)
Management fees paid to US Bank	(73,192)	(48,201)	(175,774)	(123,808)
Non-Trading income (loss)	(211,651)	213,990	(314,930)	98,147

Net income (loss)	$(1,016,146)	$(1,850,179)	$(2,920,640)	$(3,862,292)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2012
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	355,858	$32,497,392	12,697	$1,231,294	535	$48,857
Trading income (loss)	-	(2,521,373)	-	(80,383)	-	(3,954)
Unitholders' contributions	1,574	137,392	-	-	-	-
Unitholders redemptions	(46,376)	(4,005,770)	(2,285)	(213,532)	-	-
Balances at June 30, 2012	311,056	$26,107,641	10,412	$937,379	535	$44,903

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2011	369,090	$33,777,543
Trading income (loss)	-	(2,605,710)
Unitholders' contributions	1,574	137,392
Unitholders' redemptions	(48,661)	(4,219,302)
Balances at June 30, 2012	322,003	$27,089,923

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	306,807	$158,535	1,966,481	$1,016,129	2,273,288	$1,174,664
Non-Trading income (loss)	-	(40,223)	-	(274,707)	-	(314,930)
Reallocation due to Redemptions	(38,383)	(16,308)	38,383	16,308	-	-
Balances at June 30, 2012	268,424	$102,004	2,004,864	$757,730	2,273,288	$859,734

Total Unitholders Capital at June 30, 2011						$27,949,657

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2011	$91.32	$96.98	$0.52
Net change per unit	(7.39)	(6.95)	(0.14)
Net asset value per unit at June 30, 2012	$83.93	$90.03	$0.38

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to six independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of June 30, 2012, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

The Trust may write (sell) and purchase exchange listed options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Trust writes an option, the premium received is recorded as a liability in the statement of financial condition and measured at fair value daily. When the Trust purchases an option, the premium paid is recorded as an asset in the consolidated statements of financial condition and measured at fair value daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the consolidated statements of operations. When a written option expires or the Trust enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of realized gain (loss) on closed positions. When a purchased option is exercised, the proceeds on the sale of an underlying instrument (for a purchased put option), or the purchased cost of an underlying instrument (for a purchased call option) is adjusted by the amount of the premium paid.

At June 30, 2012, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited. The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner. As of June 30, 2012, Wells Fargo Bank, N.A. held approximately $25.1 million of the Trust’s assets.

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

The Trust also pays the Advisors a quarterly incentive fee of up to 20% of the “New Trading Profit,” if any, of the Trust. The incentive fee is based on the performance of each Advisor’s portion of the assets allocated to it. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end. Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fees.

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

Net trading results from derivatives for the three-month periods ended June 30, 2012 and 2011 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions. Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts.

The Trust’s primary exposure to fixed income securities are defined by the U.S. Commodity Futures Trading Commission (“CFTC”) guidelines of acceptable securities for investment of segregated assets. The scope of the acceptable securities by the CFTC are defined further by the agreement between the Trust and RJOIM to include, but not be limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities. The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

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

Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2012 and December 31, 2011, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized loss on open contracts:
Futures positions	$(347,998)	$-	$-	$(347,998)
Fixed income securities	-	19,952,245	-	19,952,245
Total assets	(347,998)	19,952,245	-	19,604,247

Liabilities
Options written on futures contracts	(34,540)	-	-	(34,540)
Total fair value	$(382,538)	$19,952,245	$-	$19,569,707

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$212,644	$-	$-	$212,644
Forward currency positions	-	151,303	-	151,303
Purchased options on futures contracts	22,525	-	-	22,525
Fixed income securities	-	21,870,890	-	21,870,890
Total assets	235,169	22,022,193	-	22,257,362

Liabilities
Options written on futures contracts	(1,006)	-	-	(1,006)
Total fair value	$234,163	$22,022,193	$-	$22,256,356

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

The Trust’s brokerage fee constitutes a “wrap fee” of 4.67% of the Trust’s month-end assets on an annual basis (0.389167% monthly) with respect to Class A Units and 2.67% of the Trust’s month-end assets on an annual basis (0.2225% monthly) with respect to Class B Units, which covers the fees described below. “Brokerage fee” includes the following across each class of Units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and
	exchange fees (capped	1.57%	1.57%

Totals		4.67%	2.67%

Commissions were not paid with respect to the LLC net assets.

(9) Financial Highlights

The following financial highlights show the Trust’s financial performance for the three and six-month periods ended June 30, 2012 and 2011. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Per share operating performance:
Net asset value of Trading units, beginning of period	$86.37	$96.88	$92.18	$101.34	$91.32	$100.64	$96.98	$104.75
Total Trading income (loss):
Trading gain (loss)	(0.71)	(2.42)	(0.76)	(2.75)	(3.86)	(4.07)	(4.11)	(4.52)
Investment income	0.08	0.11	0.09	0.12	0.22	0.24	0.23	0.25
Expenses	(1.81)	(2.43)	(1.48)	(1.84)	(3.75)	(4.67)	(3.07)	(3.61)
Trading income (loss)	(2.44)	(4.74)	(2.15)	(4.47)	(7.39)	(8.50)	(6.95)	(7.88)
Net asset value of Trading units, end of period	$83.93	$92.14	$90.03	$96.87	$83.93	$92.14	$90.03	$96.87

Total return:
Total return before incentive fees	(2.81%)	(4.75%)	(2.32%)	(4.28%)	(8.09%)	(8.19%)	(7.14%)	(7.29%)
Less incentive fee allocations	(0.02%)	(0.14%)	(0.02%)	(0.13%)	(0.01%)	(0.26%)	(0.02%)	(0.24%)
Total return	(2.83%)	(4.89%)	(2.34%)	(4.41%)	(8.10%)	(8.45%)	(7.16%)	(7.53%)

Ratios to average net assets:
Trading income (loss)	(0.75%)	(4.94%)	(0.64%)	(4.68%)	(4.51%)	(8.74%)	(4.48%)	(7.99%)
Expenses:
Expenses, less incentive fees	(2.13%)	(2.40%)	(1.62%)	(1.93%)	(4.34%)	(4.56%)	(3.33%)	(3.56%)
Incentive fees	(0.02%)	(0.14%)	(0.02%)	(0.13%)	(0.01%)	(0.26%)	(0.02%)	(0.24%)
Total expenses	(2.15%)	(2.54%)	(1.64%)	(2.06%)	(4.35%)	(4.82%)	(3.35%)	(3.80%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six-month periods ended June 30, 2012 and 2011, respectively. The amounts are not annualized.

(10)	Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager. The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A. RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance. As of June 30, 2012, the Trust’s deposits held by RJOIM consisted of cash of $5,180,075 and fixed income securities of $19,952,245. Advisory fees earned by RJOIM aggregated $11,546 and $26,865 for the three and six months ended June 30, 2012, respectively.

(11)	Derivative Instruments and Hedging Activities

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$80,272	$(110,998)	$(30,726)
Currency	13,751	(116,128)	(102,377)
Energy	16,608	(60,345)	(43,737)
Indices	8,390	(241,103)	(232,713)
Interest Rates	55,791	(68,355)	(12,564)
Metals	91,875	(52,296)	39,579
	$266,687	$(649,225)	$(382,538)

As of December 31, 2011
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$10,408	$-	$10,408
Currency	527,500	(350,799)	176,701
Energy	225,038	(119,410)	105,628
Indices	17,851	(47,027)	(29,176)
Interest Rates	139,768	(10,045)	129,723
Metals	72,320	(80,138)	(7,818)
	$992,885	$(607,419)	$385,466

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain on open contracts and in purchased and written options on futures contracts on the consolidated statements of financial condition as of June 30, 2012 and December 31, 2011 respectively.

Trading gain (loss) for the following periods:

	Three months ended June 30,		Six months ended June 30,
Type of Futures Contracts	2012	2011	2012	2011
Agriculture	$(116,326)	$(513,248)	$(316,348)	$(611,681)
Currency	(205,017)	(701,077)	(643,324)	(1,225,707)
Energy	(15,791)	(66,697)	182,210	196,021
Indices	(375,453)	219,316	(337,237)	266,085
Interest Rates	425,208	241,800	137,614	(386,676)
Metals	70,627	(207,505)	(393,854)	(116,584)
	$(216,752)	$(1,027,411)	$(1,370,939)	$(1,878,542)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12)	Subsequent Events

As of June 30, 2012, the Trust terminated Conquest Capital Group as an Advisor. As of July 1, 2012, Aventis Asset Management was appointed as an Advisor to the Trust. As of July 1, 2012 the allocation percent of the portfolio was as follows, Liberty Funds Group 21%, Nuwave Investment Management, LLC 22%, Abraham Trading Corp. 16.67%, Aventis Asset Management 22% and Hyman Beck & Company, Inc. and John W. Henry & Company, Inc each controlled less than 10% of the portfolio.

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

The Trust was originally established and operated as a single-advisor commodity pool. John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008. As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors: JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor. Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust. Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity. As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM. Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors. On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets. Those eight Advisors traded the Trust’s assets for the period of October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed with funds reallocated to each new advisor of less than 10%. At April 30, 2012, DCM, TIM, and HCM were terminated as Advisors. CCG was terminated as of June 30, 2012. As such, as of June 30, 2012, the Trust’s assets were allocated to the following five Advisors: ATC (17.04%), CCG (15.74%), NW (16.45%), JWH (8.08%), Hyman Beck & Company, Inc., and Liberty Funds Group Inc. each controlled less than 10% of the portfolio.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities. For the six-month period ended June 30, 2012, 1,574 Class A Units for $137,392 were purchased by the beneficial owners. The Managing Owner purchased no Units during this time. For the six-month period ending June 30, 2012, the unitholders redeemed a total of 46,376 Class A Units for $4,005,770 and 2,285 Class B Units for $213,532.

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

During the six-month period ending June 30, 2012, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the quarters ended June 30, 2012 and 2011, the Trust has received or accrued to receive trading interest of $574 and $6,167, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of June 30, 2012, Wells Fargo Bank, N.A. held approximately $25.1 million of the Trust’s assets. For the quarters ended June 30, 2012 and 2011, the assets held in this account earned $55,524 and $106,134 of interest income, respectively.

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

Fiscal Quarter ended June 30, 2012

The Trust recorded net trading losses of $(782,539) or $(2.44) per trading unit for Class A units and a loss of $(21,956) or $(2.15) per trading unit for Class B units in the second quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of June 30, 2011, the Trust (Class A units) had gained 2.60% since its inception in June 1997. Class B units have lost 24.59% since their inception in January 2009.

As of June 30, 2012, the Trust’s assets were allocated to the following Advisors: ATC (17.04%), CCG (15.74%), NW (16.45%), JWH (8.08%), Hyman Beck & Company, Inc., and Liberty Funds Group Inc. each controlled less than 10% of the portfolio.

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

Fiscal Quarter ended June 30, 2011

The Trust recorded net trading losses of $(2,064,169) or $(4.74) per trading unit for Class A units and a loss of $(4.47) per trading unit for Class B units in the second quarter of 2011 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of June 30, 2011, the Trust (Class A units) had gained 12.63% since its inception in June 1997. Class B units have lost 18.86% since their inception in January 2009.

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

Fiscal Quarter ended March 31, 2012

The Trust recorded net trading loss of $(1,742,789) or $(4.95) per trading Unit for Class A Units and a loss of $(58,427) or $(4.80) per trading Unit for Class B Units in the first quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/Unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of June 30, 2012, the Trust (Class A Units) had gained 5.58% since its inception in June 1997. Class B Units have lost 22.79% since their inception in January of 2009.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2012.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) For the quarter ended June 30, 2012, the Trust issued 1,574 Units in exchange for $137,392 in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2012:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	4,962	94	$85.24	$91.13
May	5,970	470	$88.62	$94.90
June	12,065	325	$83.93	$90.03

Total	22,997	889

100% of all subscription proceeds are invested directly into the Trust.

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.[1]

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.[2]

3.03	Restated Certificate of Trust of the Registrant.[3]

10.01*	Advisory Agreement, made as of March 27, 2012, as amended June 28, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Liberty Funds Group Inc.

10.02*	Advisory Agreement, made as of March 30, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Hyman Beck & Company, Inc.

10.03*	Advisory Agreement, made as of June 25, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Aventis Asset Management LLC.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

__________________________________

1 Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K.

2 Incorporated by reference herein from the exhibit of the same description filed on July 15, 2011 on Form 8-K.

3 Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

* Certain information in this exhibit has been redacted and filed separately with the Securities & Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	August 14, 2012

By:	R.J. O’Brien Fund Management, LLC

Managing Owner

By:	/s/ Jason Manumaleuna

Jason Manumaleuna

Principal Financial Officer and duly authorized officer

