Form 10-Q/A
period 2012-06-30
RJO GLOBAL TRUST
filed 2012-08-15
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

☐ Yes ☒ No

Explanatory Note: The sole purpose of this Amendment to RJO Global Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”) and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q. This Amendment containing financial statements in XBRL format is filed within the period permitted under Rule 405 of Regulation S-T.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01*	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.

3.02*	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.

3.03*	Restated Certificate of Trust of the Registrant.

10.01*+	Advisory Agreement, made as of March 27, 2012, as amended June 28, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Liberty Funds Group Inc.

10.02*+	Advisory Agreement, made as of March 30, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Hyman Beck & Company, Inc.

10.03*+	Advisory Agreement, made as of June 25, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Aventis Asset Management LLC.

31.01*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02*	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

_____________________________

* These exhibits were previously included or incorporated by reference in RJO Global Trust’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

+ Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

** Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	August 15, 2012

By:	R.J. O’Brien Fund Management, LLC

Managing Owner

By:	/s/ Jason Manumaleuna

Jason Manumaleuna

Principal Financial Officer and duly authorized officer

4