Form 10-Q
period 2012-09-30
RJO GLOBAL TRUST
filed 2012-11-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
	UNAUDITED
Assets

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,530,577	$2,670,744
Unrealized gain / (loss) on open contracts	159,905	363,947
Purchased options on futures contracts (premiums paid - $1,001,094 and $33,376 respectively)	515,818	22,525
Total due from broker	3,206,300	3,057,216

Cash and cash equivalents on deposit with affiliate	7,908,345	9,596,823
Cash on deposit with bank	53,410	648
Fixed income securities (cost $14,710,463 and $21,993,704, respectively), held by affiliate	14,704,345	21,870,890
Interest receivable	12,407	123,363
Cash on deposit with bank - Non-Trading	736,249	1,647,219
Prepaid expenses - Non-Trading	85,539	95,825

Total Assets	$26,706,595	$36,391,984

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $819,660 and $14,375, respectively)	$569,588	$1,006
Accrued commissions	60,364	111,034
Accrued management fees	40,182	48,884
Accrued incentive fees	25,462	-
Accrued operating expenses	298,654	217,118
Accrued offering expenses	32,974	-
Redemptions payable-Trading	262,118	493,332
Accrued legal fees- Non-Trading	5,363	500
Accrued management fees to U.S. Bank-Non-Trading	16,566	31,715
Distribution payable - Non-Trading	-	536,188
Total liabilities	1,311,271	1,439,777

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (295,067 and 355,858 units outstanding at September 30, 2012 and December 31, 2011, respectively)	23,681,527	32,497,392
Class B (10,067 and 12,697 units outstanding at September 30, 2012 and December 31, 2011, respectively)	870,979	1,231,294
Managing owner (535 Class A units outstanding at September 30, 2012 and December 31, 2011)	42,940	48,857

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (254,976 and 306,807 units outstanding at September 30, 2012 and December 31, 2011, respectively)	89,716	158,535
Nonparticipating owners (2,018,312 and 1,966,481 units outstanding at September 30, 2012 and December 31, 2011, respectively)	710,162	1,016,129

Total unitholders' capital	25,395,324	34,952,207

Total Liabilities and Unitholders' Capital	$26,706,595	$36,391,984

Net asset value per unit:
Trading:
Class A	$80.26	$91.32
Class B	$86.52	$96.98
LLC equity/Non-Trading	$0.35	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Condensed Consolidated Schedule of Investments

	September 30, 2012		December 31, 2011
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities

Commercial Paper
South Korea
Financials (cost $649,412)	2.56%	$649,412	-	$-
Australia
Financials (cost $1,847,851)	7.28%	1,847,851	-	-
Chile
Financials (cost $998,211)	3.93%	998,211	-	-
United States
Energy (cost $1,242,569)	-	-	3.56%	1,242,938
Financials (cost $1,896,629)	-	-	5.44%	1,899,873
Total Commercial Paper	13.77%	3,495,474	9.00%	3,142,811

Corporate Bonds
United States
Financials (cost $2,305,348 and $6,682,059, respectively)	9.06%	2,300,965	19.22%	6,717,547
Australia
Financials (cost $2,906,266)	11.43%	2,901,846	-	-
Great Britain
Energy (cost $1,527,135)	-	-	4.31%	1,506,885
Total Corporate Bonds	20.49%	5,202,811	23.53%	8,224,432

Government Agencies
United States
US Government Agency (cost $5,999,550 and $10,499,879, respectively)	23.64%	6,002,235	30.04%	10,498,215

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $3,825 and $5,432, respectively)	0.02%	3,825	0.02%	5,432

Total Fixed Income Securities (cost $14,710,463 and $21,993,704, respectively)		$14,704,345		$21,870,890

Long Positions
Futures Positions
Agriculture	-1.53%	$(387,861)	0.01%	$3,573
Currency	-0.06%	(16,433)	0.03%	9,244
Energy	-0.68%	171,683	-0.34%	(119,410)
Indices	-0.08%	(21,477)	0.05%	17,851
Interest rates	0.18%	44,597	0.40%	139,768
Metals	2.08%	527,160	-0.23%	(80,138)

Forward Positions
Currency	-	-	-0.99%	(344,428)

Total long positions on open contracts		$317,669		$(373,540)

Short Positions
Futures Positions
Agriculture	1.14%	$290,772	0.02%	$6,835
Currency	0.00%	370	-0.02%	(5,365)
Energy	-0.29%	(74,850)	0.64%	225,038
Indices	0.12%	30,400	-0.13%	(47,027)
Interest rates	0.00%	(1,160)	-0.03%	(10,045)
Metals	-1.59%	(403,296)	0.21%	72,320

Forward Positions
Currency	-	-	1.42%	495,731

Total short positions on open contracts		$(157,764)		$737,487

Total unrealized gain on open contracts		$159,905		$363,947

Long put options on future contracts
Agriculture (premiums paid - $183,880)	0.51%	128,350		-
Currency (premiums paid - $33,376)	-	-	0.06%	22,525
Total long put options on futures contracts		$128,350		$22,525

Short put options on future contracts
Agriculture (premiums received - $340,595)	-1.01%	$(256,992)	-	$-
Energy (premiums received - $60,320)	-0.16%	(41,360)	-	-
Metals (premiums received - $12,810)	-0.03%	(7,980)	-	-
Indices (premiums received - $14,375)		-	0.00%	(1,006)
Total short put options on futures contracts		$(306,332)		$(1,006)

Long call options on future contracts
Agriculture (premiums paid - $817,214)	1.58%	387,468	-	-
Total long call options on futures contracts		$387,468		$-

Short call options on future contracts
Agriculture (premiums received - $273,697)	-0.59%	$(150,388)	-	$-
Energy (premiums received - $33,700)	-0.13%	(33,880)	-	-
Indices (premiums received - $19,125)	-0.05%	(11,700)	-	-
Interest rates (premiums received - $45,063)	-0.14%	(36,188)	-	-
Metals (premiums received - $34,350)	-0.12%	(31,100)	-	-
Total short call options on futures contracts		$(263,256)		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	UNAUDITED		UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:		`
Realized gain (loss) on closed positions	$(779,555)	$1,080,701	$(1,420,214)	$1,018,432
Change in unrealized gain (loss) on open positions	273,115	1,570,718	(441,764)	(361,647)
Foreign currency transaction gain (loss)	(9,944)	(28,589)	(25,345)	87,503
Total Trading gain (loss)	(516,384)	2,622,830	(1,887,323)	744,288

Net investment income (loss):
Interest income	29,255	89,762	183,719	195,896
Realized gain (loss) on fixed income securities	(18,353)	(10,280)	(196,445)	(29,589)
Change in unrealized gain (loss) on fixed income securities	20,421	(106,051)	122,128	(110,082)
Total net investment gain (loss)	31,323	(26,569)	109,402	56,225

Expenses:
Commissions - Class A	296,274	464,016	1,015,126	1,588,313
Commissions - Class B	6,137	9,944	21,459	30,368
Advisory fees	13,729	15,829	40,594	46,689
Management fees	128,690	164,049	368,089	558,605
Incentive fees	25,462	38,017	29,873	155,519
Ongoing offering expenses	21,000	20,000	58,467	125,000
Operating expenses	150,000	213,950	420,534	586,002
Total expenses	641,292	925,805	1,954,142	3,090,496

Trading income (loss)	(1,126,353)	1,670,456	(3,732,063)	(2,289,983)

Non-Trading income (loss):
Interest on Non-Trading reserve	76	228	218	2,636
Collections in excess of impaired value	-	1,328,832	-	1,672,495
Legal and administrative fees	-	(2,408)	(139,299)	(126,524)
Management fees paid to US Bank	(59,931)	(37,658)	(235,705)	(161,466)
Non-Trading income (loss)	(59,855)	1,288,994	(374,786)	1,387,141

Net income (loss)	$(1,186,208)	$2,959,450	$(4,106,849)	$(902,842)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

Consolidated Statement of Changes in Unitholders’ Capital

For the nine months ended September 30, 2012

UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	355,858	$32,497,392	12,697	$1,231,294	535	$48,857
Trading income (loss)	-	(3,610,621)	-	(115,525)	-	(5,917)
Transfers	(52)	(4,404)	49	4,404
Unitholders' contributions	1,574	137,436	-	-	-	-
Unitholders redemptions	(62,313)	(5,338,276)	(2,679)	(249,194)	-	-
Balances at September 30, 2012	295,067	$23,681,527	10,067	$870,979	535	$42,940

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2011	369,090	$33,777,543
Trading income (loss)	-	(3,732,063)
Transfers	(3)	-
Unitholders' contributions	1,574	137,436
Unitholders' redemptions	(64,992)	(5,587,470)
Balances at September 30, 2012	305,669	$24,595,446

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2011	306,807	$158,535	1,966,481	$1,016,129	2,273,288	$1,174,664
Non-Trading income (loss)	-	(47,804)	-	(326,982)	-	(374,786)
Reallocation due to Redemptions	(51,831)	(21,015)	51,831	21,015	-	-
Balances at September 30, 2012	254,976	$89,716	2,018,312	$710,162	2,273,288	$799,878

Total Unitholders Capital at September 30, 2012						$25,395,324
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2011	$91.32	$96.98	$0.52
Net change per unit	(11.06)	(10.46)	(0.17)
Net asset value per unit at September 30, 2012	$80.26	$86.52	$0.35

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to five independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of September 30, 2012, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

At September 30, 2012, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited. The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner. As of September 30, 2012, Wells Fargo Bank, N.A. held approximately $22.6 million of the Trust’s assets.

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

Net trading results from derivatives for the periods ended September 30, 2012 and 2011 are reflected in the consolidated statements of operations and equal gain or loss from trading less brokerage commissions. Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts.

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

*The collections on June 4, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, “Cargill”). The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill’s percentage of distributions, as defined in the Settlement Agreement. All subsequent collections are shown net and were reduced by Cargill’s percentage of distributions at 57.25% of the gross collections.

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

Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2012 and December 31, 2011, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$159,905	$-	$-	$159,905
Purchased options on futures contracts	515,818	-	-	515,818
Fixed income securities	-	14,704,345	-	14,704,345
	675,723	14,704,345	-	15,380,068
Liabilities
Unrealized loss on open contracts:
Options written on futures contracts	(569,588)	-	-	(569,588)
Total liabilities	(569,588)	-	-	(569,588)

Total fair value	$106,135	$14,704,345	$-	$14,810,480

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$212,644	$-	$-	$212,644
Forward currency positions	-	151,303	-	151,303
Purchased options on futures contracts	22,525	-	-	22,525
Fixed income securities	-	21,870,890	-	21,870,890
Total assets	235,169	22,022,193	-	22,257,362

Liabilities
Options written on futures contracts	(1,006)	-	-	(1,006)
Total fair value	$234,163	$22,022,193	$-	$22,256,356

(8)	Operations

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

The following financial highlights show the Trust’s financial performance for the three and nine-month periods ended September 30, 2012 and 2011. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Per share operating performance:
Net asset value of Trading units, beginning of period	$83.93	$92.14	$90.03	$96.87	$91.32	$100.64	$96.98	$104.75
Total Trading income (loss):
Trading gain (loss)	(1.73)	6.39	(1.87)	6.73	(5.59)	1.45	(5.98)	2.28
Investment income	0.10	0.29	0.11	0.30	0.32	0.51	0.34	0.56
Expenses	(2.04)	(2.53)	(1.75)	(2.16)	(5.79)	(6.31)	(4.82)	(5.85)
Trading income (loss)	(3.67)	4.15	(3.51)	4.87	(11.06)	(4.35)	(10.46)	(3.01)
Net asset value of Trading units, end of period	$80.26	$96.29	$86.52	$101.74	$80.26	$96.29	$86.52	$101.74

Total return:
Total return before incentive fees	(4.48)%	4.61%	(4.00)%	5.13%	(12.18)%	(3.96)%	(10.85)%	(2.54)%
Less incentive fee allocations	(0.10)%	(0.10)%	(0.10)%	(0.10)%	(0.07)%	(0.36)%	(0.07)%	(0.34)%
Total return	(4.58)%	4.51%	(4.10)%	5.03%	(12.25)%	(4.32)%	(10.92)%	(2.88)%

Ratios to average net assets:
Trading income (loss)	(1.98)%	4.43%	(2.00)%	4.94%	(6.51)%	(5.39)%	(6.48)%	(3.13)%
Expenses:
Expenses, less incentive fees	(2.58)%	(2.58)%	(2.06)%	(2.04)%	(6.86)%	(7.07)%	(5.34)%	(5.59)%
Incentive fees	(0.10)%	(0.10)%	(0.10)%	(0.10)%	(0.07)%	(0.36)%	(0.07)%	(0.34)%
Total expenses	(2.68)%	(2.68)%	(2.16)%	(2.14)%	(6.93)%	(7.43)%	(5.41)%	(5.93)%

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine-month periods ended September 30, 2012 and 2011, respectively. The amounts are not annualized.

(10) Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager. The assets managed by RJOIM are held in segregated accounts in custody by Wells Fargo Bank, N.A. RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance. As of September 30, 2012, the Trust’s deposits held by RJOIM consisted of cash of $7,908,345 and fixed income securities of $14,704,345. Advisory fees earned by RJOIM aggregated $13,729 and $40,594 for the three and nine months ended September 30, 2012, respectively.

(11) Derivative Instruments and Hedging Activities

The Trust does not utilize hedge accounting and marks its derivatives to market through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$970,188	$(958,839)	$11,349
Currency	31,309	(47,372)	(16,063)
Energy	143,943	(122,350)	21,593
Indices	25,788	(28,565)	(2,777)
Interest Rates	40,242	(32,993)	7,249
Metals	269,400	(184,616)	84,784
	$1,480,870	$(1,374,735)	$106,135

As of December 31, 2011
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$10,408	$-	$10,408
Currency	527,500	(350,799)	176,701
Energy	225,038	(119,410)	105,628
Indices	17,851	(47,027)	(29,176)
Interest Rates	139,768	(10,045)	129,723
Metals	72,320	(80,138)	(7,818)
	$992,885	$(607,419)	$385,466

The above reported fair values are included in equity in commodity Trading accounts – unrealized gain/(loss) on open contracts, purchased options on futures contracts and in options written on futures contracts on the consolidated statements of financial condition as of September 30, 2012 and December 31, 2011, respectively.

Trading gain (loss) for the following periods:

	Three months ended September 30,		Nine months ended September 30,
Type of Futures Contracts	2012	2011	2012	2011
Agriculture	$16,161	$(402,415)	$(300,187)	$(1,014,096)
Currency	(176,598)	(131,022)	(819,922)	(1,356,729)
Energy	(261,344)	(187,631)	(79,134)	8,390
Indices	(189,706)	1,125,206	(526,943)	1,391,291
Interest Rates	26,825	1,637,315	164,439	1,250,639
Metals	68,278	581,377	(325,576)	464,793
	$(516,384)	$2,622,830	$(1,887,323)	$744,288

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12) Subsequent Events

None.

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

The Trust was originally established and operated as a single-advisor commodity pool. John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008. As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent commodity trading advisors: JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor. Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust. Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity. As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM. Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors. On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets. Those eight Advisors traded the Trust’s assets for the period of October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed and allocated less than 10% of the Trust’s assets. At April 30, 2012, DCM, TIM, and HCM were terminated as Advisors. CCG was terminated as of June 30, 2012. At March 30, 2012, the Trust entered into an Advisory Agreement with Liberty Funds Group, Inc. (“LFG”) and Hyman Beck & Company, Inc. (“HBC”). At June 30, 2012, the Trust entered into an Advisory Agreement with Aventis Asset Management, LLC (“AAM”). At August 31, 2012, the Trust entered into an Advisory Agreement with Global AG, LLC (“GA”). As such, as of September 30, 2012, the Trust’s assets were allocated to the following five Advisors: NW (21.93%), HBC (9.71%), LFG (21.97%), AAM (22.28%), and GA (18.24%), the remaining percentage was allocated to cash.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the Units and begin offering the Units on a private placement basis only.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities. For the nine-month period ended September 30, 2012, 1,574 Class A Units for $137,436 were purchased by the beneficial owners. The Managing Owner purchased no Units during this time. For the nine-month period ending September 30, 2012, the unitholders redeemed a total of 62,313 Class A Units for $5,338,276 and 2,679 Class B Units for $249,194.

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

During the nine-month period ending September 30, 2012, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the quarters ended September 30, 2012 and 2011, the Trust has received or accrued to receive trading interest of $1,181 and $6,509, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of September 30, 2012, Wells Fargo Bank, N.A. held approximately $22.6 million of the Trust’s assets. For the quarter ended September 30, 2012 and 2011, the assets held in this account earned $29,255 and $89,762 of interest income, respectively.

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

Fiscal Quarter ended September 30, 2012

The Trust recorded net trading losses of $(1,091,211) or $(3.67) per trading unit for Class A units and a loss of $(35,142) or $(3.51) per trading unit for Class B units in the third quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of September 30, 2012, the Trust (Class A units) has lost 1.89% since its inception in June 1997. Class B units have lost 27.53% since their inception in January 2009.

As of September 30, 2012, the Trust’s assets were allocated to the following five Advisors: NW (21.93%), HBC (9.71%), LFG (21.97%), AAM (22.28%), and GA (18.24%), the remaining percentage was allocated to cash.

Stock and commodity sectors climbed higher in September. Stocks rose a little over 2.5% and the S&P 500 has now gained almost 16.5% for the year to date. The market has benefited from a Federal Reserve Bank dedicated to supporting a timid economic recovery at all costs. After climbing for the last 3 years, the S&P rests approximately 9% below its October 2007 peak. Oil touched a price of $100 dollars per barrel but immediately sold off $10 dollars and now trades in a range based in the low $90’s. The drought across the mid section of the U.S. has dramatically damaged Corn and Soybean crops. Prices remain at high levels as we approach the harvest season. Doubts about crop yields have kept volatility unusually high as well. Interest rates rose during the middle of the month but pressure subsided after weaker than expected economic news was revealed. Interest rates remain in a narrow trading range near historical lows.

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

Fiscal Quarter ended June 30, 2012

The Trust recorded net trading losses of $(782,539) or $(2.44) per trading unit for Class A units and a loss of $(21,956) or $(2.15) per trading unit for Class B units in the second quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of June 30, 2012, the Trust (Class A units) had gained 2.60% since its inception in June 1997. Class B units have lost 24.59% since their inception in January 2009.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2012.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) For the quarter ended September 30, 2012, the Trust issued 1,574 Units in exchange for $137,436 in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2012:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
July	8,345	194	$85.21	$91.56
August	4,311	200	$83.07	$89.41
September	3,281	-	$80.26	$86.52

Total	15,937	394

100% of all subscription proceeds are invested directly into the Trust.

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.[1]

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.[2]

3.03	Restated Certificate of Trust of the Registrant.[3]

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

RJO Global Trust

Date:	November 14, 2012

By:	R.J. O’Brien Fund Management, LLC
Managing Owner

By:	/s/ Jason Manumaleuna
Jason Manumaleuna
Principal Financial Officer and duly authorized officer

