Form 10-K
period 2012-12-31
RJO GLOBAL TRUST
filed 2013-03-22
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes ☒ No

State the aggregate market value of the units of the trust held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,089,923 as of June 30, 2012.

Part I

Item 1. Business

General Development of Business: Narrative Description of Business

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals pursuant to the trading instructions of multiple independent commodity trading advisors (“CTAs”). R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006. The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007. The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust. The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”). The Managing Owner is responsible for selecting, monitoring, and replacing the CTAs to the Trust. As of December 31, 2012, trading decisions for the Trust have been delegated to five independent CTAs: NuWave Investment Management, LLC (“NW”), Aventis Asset Management, LLC (“AAM”), Liberty Funds Group, Inc. (“LFG”); Hyman Beck & Co., Inc. (“HB”) and Global Ag, LLC (“GA”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and, as applicable, each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”). The Trust has no officers, directors or employees. The Managing Owner may change the allocation to each Advisor, or add, remove, or replace any Advisor without the consent of or advance notice to investors. Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

NW, LFG and HB are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices. For the discretionary Advisors, GA and AAM, economic fundamentals and macroeconomic assessments are made.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust. Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity. The Managing Owner is further authorized, on behalf of the Trust (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading. For the year ended December 31, 2012, $37,640 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements between the Trust and the Advisors provide that each Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it. As of December 31, 2012, prior to quarter-end reallocation, NW was managing 22.55%; GA 18.36%, LFG 21.73%, AAM 21.67% and HB 9.66% of the Trust’s assets. Approximately 6.03% of the Trust’s assets were not allocated to an Advisor. The Advisory Agreement with NW commenced on February 1, 2009. The Advisory Agreements with LFG and HB commenced on April 1, 2012. The Advisory Agreement with AAM commenced on July 1, 2012 and the Advisory Agreement with GA commenced on September 1, 2012.

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

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Ninth Amended and Restated Declaration and Agreement of Trust, as amended (the “Trust Agreement”). The Advisory Agreements may be terminated by the Trust or the Managing Owner at any month end upon five days’ prior written notice to the Advisors. In addition, the Advisory Agreements may be terminated by the Trust or the Managing Owner at any time, upon written notice to an Advisor, in the event that (A) any person described as a “principal” of the Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Advisor; (B) an Advisor becomes bankrupt or insolvent; (C) an Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the Trust; (D) the registration, as a CTA, of the Advisor with the Financial Services Authority (“FSA”), (as applicable), the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, an Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, the Advisor violates any trading policy (as defined in the Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) an Advisor fails in a material manner to perform any of its obligations under its respective Advisory Agreement.

The Advisors have the right to terminate their respective Advisory Agreement at any time, upon 30 days’ written notice to the Trust in the event that (A) the Managing Owner imposes additional trading limitation(s) in the form of one or more trading policies (as defined in the Advisory Agreements) or administrative policies that an Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to an Advisor implementing a proposed material change to its respective trading program and the Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the Trust; (C) the Managing Owner or the Trust materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Advisor; (D) the total Trust funds allocated to the Advisors’ management falls below a certain amount1 (after adding back certain losses as specified in the Advisory Agreements) at any time; (E) the Trust becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect. If the Managing Owner or Trust merges, consolidates or sells a substantial portion of its assets pursuant to an Advisory Agreement, the counterparty Advisor may terminate the Advisory Agreement upon prior written notice to the Managing Owner and Trust. The Advisors may also terminate the Advisory Agreement on 60 days’ written notice to the Managing Owner during any renewal term.

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

1 The Trust has requested Confidential Treatment by the SEC with respect to this information in the publicly-filed copies of the Advisory Agreements.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer. For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust. For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points. Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO. On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. As of December 31, 2012, Wells Fargo Bank, N.A. held approximately $19.7 million of the Trust’s assets. To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2012, accounting and Transfer Agency services for the Trust are provided by NAV Consulting, Inc.

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489
10/31/12	404,908	*	-	404,908	*	-	-	-
12/05/12	294,875	*	-	294,875	*	-	-	-

Totals	$49,064,245		$-	$32,100,983		$28,976,252	135,840	$12,457,447

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

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals. The Trust does not engage in the production or sale of any goods or services. The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests. Financial information about the Trust’s business, as of December 31, 2012, is set forth under Items 6, 7, and 8 herein.

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

Volatile Performance History

The performance of the Trust to date has been volatile. As of December 31, 2012, the Trust has been experiencing a drawdown for the last 115 months for Class A units, which stood at (42.42)% and for the last 48 months for Class B units, which stood at (30.20)%. Past performance of the Trust is not necessarily indicative of future results.

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 5.25% (for Class B units) to 7.25% (for Class A units) after taking into account estimated interest income of its average month-end assets. In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 20% on any new trading profits. Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year. Additionally, investors who redeem units within the first eleven months after the units are issued will pay their prorated portion of the trust’s annual expenses as well as the 1.5% redemption fee.

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

Incentive Fees May be Paid Even Though Trading Losses are Sustained

The Trust pays the Advisors incentive fees based on the new trading profits they each generate for the Trust with respect to the assets traded by such Advisor. These new trading profits include unrealized appreciation on open positions. Accordingly, it is possible that the Trust will pay an incentive fee on new trading profits that do not become realized. Also, each Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to an Advisor during a year in which the assets allocated to the Advisor suffer a loss for the year. Because each Advisor receives an incentive fee based on the new net trading profits earned by the Advisor, the Advisors may have an incentive to make investments that are riskier than would be the case in the absence of such incentive fee being paid to the Advisors based on new trading profits. In addition, as incentive fees are calculated on an Advisor-by-Advisor basis, it is possible that one or more Advisors could receive incentive fees during periods when the Trust has a negative return as a whole.

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

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems like NW, LFG, and HB’s trading programs. In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2012 this estimate was approximately $340 billion. It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems. Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition. The more competition there is for the same positions, the more costly and harder they are to acquire.

Systematic Strategies Do Not Consider Fundamental Types of Data, or Minimally Consider Fundamental Types of Data, and Do Not Have the Benefit of Discretionary Decision Making

Portfolio managers like NW, LFG and HB rely primarily on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their system strategy). The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision-maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

The Trust is Subject to Speculative Position Limits

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The trading instructions of the Advisors may have to be modified, and positions held by the Trust may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Trust by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Advisors’ trading for the Trust.

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

Unregulated Markets, Particularly the Trading of Spot and Forward Contracts in Currency, Lack Regulatory Protections of Exchanges

A substantial portion of the Trust’s trading—primarily its trading of spot and forward contracts in currencies—takes place in unregulated markets. It is impossible to determine fair pricing, prevent abuses such as “front-running” or impose other effective forms of control over such markets. The absence of regulation could expose the Trust in certain circumstances to significant losses which it might otherwise have avoided. Because these contracts are not traded on an exchange, the performance of them is not guaranteed by an exchange or its clearinghouse, and the Trust is at risk with respect to the ability of the counterparty to perform on the contract. Additionally, see the Risk Factor entitled “The Trust Trades in Foreign Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practices and Political Risks” directly above.

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

However, the regulation of swaps may be subject to substantial change under recently-enacted legislation and pending regulatory action. It is not known exactly how such changes will impact existing swaps positions. These new requirements, however, will alter the manner in which swaps will be traded. Under recently-enacted legislation, many commodity swaps will be required to be cleared through clearing houses and executed on designated contract markets or swap execution facilities. Security-based swaps will be subject to similar requirements as will apply to commodity swaps. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing, or not. These include margin, collateral and capital requirements, reporting obligations, for certain swaps, speculative position limits, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be able to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

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

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled to Take Effect in 2013

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect. For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December 31, 2012. Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

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

(ii) As of December 31, 2012, there were 282,506 units held in the trading account by Beneficial Owners for an investment of $21,782,217 and 535 units held in the trading account by the Managing Owner for an investment of $41,153. A total of 87,620 units had been redeemed by Beneficial Owners and zero units were redeemed by the Managing Owner during the period of January 1, 2012 to December 31, 2012. The Trust Agreement contains a full description of redemption and distribution procedures.

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

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)	The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2012 through December 31, 2012.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the units and begin offering the units on a private offering basis only. As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders during fiscal year 2012 was $137,436.

Item 6. Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 and is derived from the financial statements for such fiscal years.

14

	2008	2009	2010	2011	2012
Revenues (000)	$38,321	$(4,721)	$3,533	$(257)	$(2,267)
Net Income (Loss) From Continuing Operations (000)	27,889	(10,233)	(1,101)	(4,188)	(4,738)
Net Income (Loss) Non-Trading (000)	1,807	1,303	15,550	1,312	254
Net Income (Loss) Per Unit - Class A	34	(17)	(2)	(9)	(14)
Net Income (Loss) Per Unit - Class B	-	(14)	-	(8)	(14)
Total Assets (000)	92,007	69,523	59,412	36,392	25,015
Net Asset Value per Unit - Class A	119	103	101	91	77
Net Asset Value per Unit - Class B	-	105	105	97	83

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities. During 2012, 1,574 Class A units for $137,436 were purchased by the Beneficial Owners, 49 Class A units were transferred to Class B units for $4,404. The Managing Owner purchased zero units during this time. For the fiscal year ended December 31, 2012, the Beneficial Owners redeemed a total of 87,620 units for $7,353,253. For the fiscal year ended December 31, 2012, the Beneficial Owners redeemed a total of 82,977 Class A units for $6,939,769 and 4,643 Class B units for $413,484. The Managing Owner redeemed zero units during the fiscal year ended December 31, 2012.

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

During the fiscal year ended December 31, 2012, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the calendar year ended December 31, 2012, RJO had paid or accrued to pay interest of $2,005 to the Trust. For the calendar year ended December 31, 2011, the clearing broker paid or accrued to pay interest of $6,509 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2012, Wells Fargo Bank, N.A. held approximately $19.7 million of the Trust’s assets. For the calendar year ended December 31, 2012, the assets held in this account earned $205,557 of interest income.

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

NW, LFG and HB are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricings in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices. For the discretionary Advisors, GA and AAM, economic fundamentals and macroeconomic assessments are made.

The summaries set forth below outline certain performance factors which may have affected the performance of the Advisors during fiscal years 2012, 2011, and 2010. During this time, the Trust’s assets were allocated to different combinations of trading advisors over time. As of December 31, 2012, trading decisions for the Trust have been delegated to five independent CTAs: NW, AAM, LFG, HB, and GA.

The performance summaries are an outline description of how the Trust performed in the past, not necessarily any indication of how it will perform in the future. Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

16

2012

The RJO Global Trust Class A units posted a loss of (15.77%) for 2012, Class B units posted a loss of (14.06%). The NAV per unit for Class A at year-end was $76.92 and for Class B at year end was $83.34 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $91.32 per Class A unit at the beginning of the year and $96.98 per unit for Class B. Beneficial Owners purchased $137,436 worth of Class A units and $4,404 worth of Class B units were transferred from Class A units in the Trust during 2012.

With short-term interest rates at or near zero and no implosion in the European debt saga, the stock market continued to drift higher with little resistance during January. Bonds were choppy but only slightly lower on the month as interest rates inched higher. Commodities were higher as a sector thanks to strength in crude oil, cattle, and soybean markets. Gold, corn, and natural gas markets were a drag on the sector finishing flat to lower on the month. In February, the stock market moved ahead on light volume during the month and posted its best February since 1997. Bonds and commodities also posted small gains to start the year. The managed futures industry continues to struggle. A violent reversal by grains, bonds, and some metals caused losses during the month. The Barclay Top 50 which is representative of all managed futures strategies and over 50% of the industry’s assets finished 2012 with its worst 36 month performance period since the index began in 1987. Erratic volatility, fluctuating volume, and government intervention in Europe, Asia, the U.S., and China have been blamed by traders for the difficult environment. The index finds itself two standard deviations from its positive historical average annual return. Some would argue that the U.S. Federal Reserve is already in the middle of its third round of quantitative easing. With short term interest rates continuing at or near zero and no further shocks in the European debt saga, the stock market continued a climb higher during March and posted its best first quarter in 14 years. Bonds were lower posting their worst quarter in two years. The commodity sector was lower on the month due to weakness in the energy, base metals, meats, and corn markets.

Stocks and commodities drifted lower during the month of April. Bonds rallied a bit leaving the 10-Year U.S. Treasury in positive territory for the year with a yield of 1.93%. Spain has now taken center stage in the European debt drama. Spain’s debt was downgraded as the country posted an unemployment rate of 24%, its worst in over 30 years. Domestically, concern is building over the slowing rate of growth in our economic recovery. The Fed has signaled that it is content with its current monetary policy and does not envision another round of quantitative easing to stimulate the economy. Volatility indicators remain on the low side of their “normal” range which is interesting given the potential for market problems building around the world. The Barclay Top 50, which is representative of all managed futures strategies and over 50% of the industry’s assets, was flat for the month and remains in negative territory for the year. The last 36 months for the managed futures index are among its worst ever. Many trend following strategies posted disappointing results during the month. Some short-term managers and counter trend strategies were modestly successful during the month. Stocks and commodities suffered through a very difficult month of May. Europe was again the catalyst for most of the concerns. Greece is on the brink of falling out of the Euro zone. A June 17th election holds little hope of electing a government with the resolve to take the disciplined action needed to correct the situation. In the meantime, market focus has sharpened with respect to Spain. As a result, the EAFE Index was down over 12% for the month. The S&P 500 lost 6%. The Dow Jones UBS Commodity Index lost over 9%, while cotton lost 20%, crude oil lost 18%, corn lost 12%, copper lost 12%, and gold lost 6%. In the midst of this chaos, the yield on the US Ten-Year Treasury reached a new all time low of just under 1.5%. Obviously, this has become a fearsome environment for global investors. For the first time since 2008, every one of the Trust’s managers and every sector traded were positive for the month. Trend following strategies led the way after dragging the portfolio down over the last several months. Long positions at the end of April in currencies and energy markets were reversed and traders were able to capture the moves down in those markets. Stocks and commodities rebounded during the latter part of June. The Greeks elected a new government which pledged to work with other European countries to implement austerity measure to cut debt and bring finances under control. At a summit of European leaders on the 29th of June, an agreement was made to support the banks and economies of Spain, Italy, and Portugal. All of this will be done with more debt which hardly seems a long term solution. The European agreement triggered a rally in stocks, commodities, and currencies. On the last trading day of June the Euro rallied 3%, crude oil gained 9%, and stocks surged 2.5%. That was the strongest day for the Euro and crude in almost 3 years. The U.S. 10 Year Treasury note finished the month at a yield of 1.58%. The yield hovers near its post war low of 1.49% which was touched during the first week of June as the U.S. continues to serve as a relative safe haven during these times of uncertainty.

Stocks, bonds, and commodity sectors each posted positive results during July. The U.S.10-Year Treasury posted a new record low yield during the latter part of the month at 1.38% as the U.S.continues to serve as a relative safe haven during these times of uncertainty. Five European countries have registered negative yields for their short to medium- term treasury securities. This would have been an unimaginable situation just a few years ago. Investors actually buy these securities certain that they will lose a certain amount of their principal at maturity. European governments and central banks have pledged to stay together and to do anything it takes to turn their collective economies around. Markets in general took this as good news but it remains to be seen if investors have confidence in governments to take the action needed that would truly make a difference in the long run. Stocks and commodity sectors crawled higher in August. Stocks rose a little over 2%. The S&P 500 has gained over 13% for the year to date. After climbing for the last 3 years, the S&P rests approximately 10% below its October 2007 peak. Oil has regained its losses from May and June and now trades in the mid-to-upper $90 per barrel range. The drought across the mid section of the U.S. has driven corn and soybean prices higher. Interest rates remain in a narrow trading range near historical lows. Stock and commodity sectors climbed higher in September. Stocks rose a little over 2.5% and the S&P 500 has now gained almost 16.5% for the year to date. The market has benefited from a Federal Reserve Bank dedicated to supporting a timid economic recovery at all costs. After climbing for the last 3 years, the S&P rests approximately 9% below its October 2007 peak. Oil touched a price of $100 dollars per barrel but immediately sold off $10 dollars and now trades in a range based in the low $90’s. The drought across the mid section of the U.S. has dramatically damaged corn and soybean crops. Prices remain at high levels as we approach the harvest season. Doubts about crop yields have kept volatility unusually high as well. Interest rates rose during the middle of the month but pressure subsided after weaker than expected economic news was revealed. Interest rates remain in a narrow trading range near historical lows.

Hurricane Sandy became the story at month-end October. Many markets were closed and others were very lethargic while the world watched the giant storm cripple New York City and the Northeastern seaboard of the United States. Commodities, stocks, and bonds all registered losses during the month. The markets also appeared to be stuck in gridlock as polls showed the U.S. Presidential race to be a “too close to call” proposition. There is too much economic and political pressure built up in the U.S., Europe, and Asia for the markets to tread water much longer. We look for capital flows to be much more pronounced following the election. With the Presidential election come and gone, we are staring at a fiscal cliff. Since late 2008 and early 2009, it seems that the market has been searching for and finding the next possible financial or political meltdown to fret over. With tension in the Middle East, economic problems and disagreement among members of the European community, and our own budget arguments, there has been no shortage of news to create a background of uncertainty for the various markets traded by the advisors in the Trust. Commodities, stocks, and bonds all registered small gains during November but volatility remains low. Volatility, however, has become more erratic in recent years. In other words, the volatility surrounding the markets has the ability to change very quickly. A higher volatility environment would be a welcome change for our advisors. Governments around the world have interfered dramatically with market activity during the last few years. This interference has suppressed market volatility and put off the ultimate response to ballooning global debt problems. It should have come as no surprise that the U.S. government allowed the “fiscal cliff” drama to hang over the market until the last day of 2012. Our leaders could not come to a constructive agreement on how to address the budget deficit or our country’s debt, so they compromised on tax increases and put off more difficult decisions on spending cuts. Stocks responded favorably gaining 1% in December and 16% for 2012. U.S. 10-year notes lost for the month but posted a 4.2% gain for 2012. The Dow Jones UBS commodity index was slightly negative for 2012 while the U.S. Dollar Index was virtually unchanged for the year.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2012 and 2011. All open position trading risk exposures of the Trust have been included in calculating the figures set forth below. During fiscal year 2012, the Trust’s average total capitalization was approximately $27.0 million, and during fiscal year 2011, the Trust’s average total capitalization was approximately $40.0 million.

	FISCAL YEAR 2012

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$2.2	$0.1	$0.7	2.5%
Currencies	1.1	$0.0	0.4	1.6%
Energies	0.5	$0.0	0.2	0.7%
Indices	0.9	$0.0	0.3	1.2%
Interest Rates	0.8	$0.0	0.3	1.3%
Metals	0.5	$0.0	0.2	0.7%
Total	$6.0	$0.1	$2.1	8.0%

	FISCAL YEAR 2011

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$1.1	$0.2	$0.6	1.4%
Currencies	1.7	0.3	0.7	1.8%
Energies	0.8	0.1	0.3	0.8%
Indices	1.5	0.2	0.7	1.8%
Interest Rates	1.0	0.2	0.5	1.3%
Metals	0.9	0.1	0.3	0.8%
Total	$7.0	$1.1	$3.1	7.9%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial. The Trust holds a significant portion of its assets in cash on deposit with RJO. The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury Bill rate. As of December 31, 2012 and December 31, 2011, the Trust had approximately $2.2 million and $2.7 million, respectively, in cash on deposit with RJO. Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2012, Wells Fargo Bank, N.A. held approximately $19.7 million of the Trust’s assets. To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2012, by market sector.

Currencies. The Trust’s currency exposure is to exchange rate fluctuations. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar). The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/pound, dollar/Canadian dollar positions, and dollar/Australian dollar, dollar/Mexican peso and exposure to cross-rates positions such as Australian dollar/Canadian dollar, euro/Australian dollar and euro/pound positions.

Interest Rates. Interest rate risk is a major market exposure of the Trust. Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability. The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Trust also takes positions in the government debt of smaller nations such as Australia. The Trust has a majority of its interest rate exposure in euro bunds, U.S. 10 & 5 year Notes, U.S. T-Bonds, euribor, Eurodollars, Gilts, and Short Sterling.

Stock Indices. The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S. The stock index futures traded by the Trust are by law limited to futures on broadly based indices. As of December 31, 2012, the Trust’s primary exposure was in the Mini-S&P 500 Index (U.S.), the E-Mini Russell Index (U.S.), the EURO-STOXX 50 (Germany), and the Nikkei Index (Japan). The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices. (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals. The programs currently used for the Trust trade mainly precious and base metals. The Trust’s primary metals market exposure is to price fluctuations. At December 31, 2012 the Trust had significant exposure to base metals which included aluminum, copper, nickel and zinc. Exposure to precious metals included gold and silver.

Agricultural. The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, such as the drought that occurred during the summer of 2012. Corn, wheat, cocoa, sugar, coffee, soybeans, live cattle and cotton accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2012. To a lesser extent and in the past, the Trust has had market exposure to orange juice, milk and hogs.

Energy. The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market. As of December 31, 2012 the Trust had exposure in crude oil, heating oil, gasoline blend oil, and natural gas.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2012 and December 31, 2011.

Foreign Currency Balances. The Trust’s primary foreign currency balances are in Japanese yen, British pounds and Canadian dollar.

Cash Position. The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury Bill rate (calculated daily). For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points. Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells Fargo Bank, N.A. as custodian.  As of December 31, 2012, Wells Fargo Bank, N.A. held approximately $19.7 million of the Trust’s assets. To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Risk Management

The information below outlines the general risk management practices of each Advisor to the Trust. These descriptions are not intended to be exhaustive.

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

Hyman Beck & Company: HB maintains certain risk management procedures for determining the appropriate quantity of contracts to be traded for an account of a given size and for all accounts. HB may continually adjust its trading portfolios and the position size of an order immediately prior to placement, and/or after the initial position is established, based on such factors as past market volatility, prices of commodities, amount of risk, potential return and margin requirements. The decision not to trade a certain futures interest at certain times or to reduce the number of contracts traded in a particular futures interest may result in missing significant profit opportunities that otherwise might have been captured if HB depended solely on the computer-based aspects of its trading strategy or on different trading strategies altogether.

HB may, at its discretion, adjust leverage in certain markets or entire portfolios. Adjustments to certain positions or entire portfolios for leverage may positively or negatively affect performance. In addition, if an adjustment is made to one trading portfolio it is not necessarily made to all portfolios. Factors which may affect the decision to adjust leverage include research, portfolio diversification, current market volatility, risk exposure, subjective judgment, and evaluation of other general market conditions. No assurance is given to clients that such leverage adjustments will be to their financial benefit, and such leverage adjustments may actually result in lost opportunities or substantial losses.

Since HB considers preservation of initial assets paramount to producing trading results, HB employs risk management techniques in an effort to reduce risk. These techniques include attempts to trade multiple uncorrelated markets in an effort to diversify as well as to limit the equity committed to each market and market sector. No assurance can be given to clients that such techniques will be to their financial benefit, and such techniques may actually result in lost opportunities or substantial losses.

Global AG: David Skudder is Chairman of GA and is primarily responsible for the trading decisions of the Advisor. Mr. Skudder primarily, but not exclusively, trades futures on agricultural markets, primarily grains and oilseeds and the associated options on these markets. On rare occasion, Mr. Skudder trades markets other than what he considers his primary focus. Mr. Skudder is acutely aware of the “randomness” of markets. However, it is his belief that fundamentals determine the eventual movement of a particular market towards a price, either higher or lower than currently observed. It is for this reason that he relies heavily on analyzing each market “fundamentally” and developing a trading strategy to compliment his analysis. As price discovery takes place, Mr. Skudder monitors a host of market inputs that he deems very important. Some of these include energy and currency values, domestic and international freight values, underlying cash values associated with futures markets, as well as political events in both importing and exporting countries that can have a substantive effect on global trade flows.

Through this constant monitoring, Mr. Skudder is keen to try to identify any changing fundamental or group of fundamentals that may possibly alter his view on price direction or the extent of the move anticipated. If changes occur he will adjust accordingly. Mr. Skudder is just as comfortable trading the futures markets from the sell side as from the buy side. Once the analysis is complete and the trend move is identified, Mr. Skudder will trade a range around price movement in an effort to maximize returns.

Liberty Funds Group: In trading customer assets, LFG will employ an actively managed strategy that captures returns for a diversified portfolio of commodity and financial futures based on short term changes in market volatility.

Short term changes in volatility are monitored for trading opportunities. These opportunities may necessitate long or short positions to be taken in an individual commodity or financial markets. The resulting trades have an expected duration of one to five days. The strategy exhibits low correlation trend following strategies.

The trading programs to be utilized by LFG are based on research conducted on several commodity and financial markets. The program focuses investment activity on 30 or so markets that pass a liquidity screen. The key sectors that the program currently may trade include energy, base metals, precious metals, raw materials, grains, currencies, interest rates, and stock indices. The program takes advantage of two market truths. Trend following strategies generate more losing than winning signals and time value as a component of option pricing declines sharply in the weeks ahead of a particular option’s expiration. Opportunities may necessitate long or short positions to be taken in an individual commodity or financial markets or options on those markets. The resulting trades have an expected duration of 10 to 40 days. The strategy exhibits low correlation trend following strategies.

LFG maintains risk management by placing equal dollar risk assigned to each position based on short-intermediate-term volatility forecasts. Liquidity screens are used to add or delete markets according to the size of the Fund and style of trading. LFG has a risk management system in which LFG calculates a Garch-based volatility forecast to arrive at their next day’s position sizes. Each day, LFG estimates worst-case risk based on (1) each of the positions currently in place taking a 2 standard deviation move against them, and (2) a worst daily move in each market over the last 15 years. Using this method, in the backtest, we found the highest one-day portfolio risk was 11% - with 70 markets in position. NAV Consulting functions as an external risk monitor for the firm. Adherence to risk limits is monitored daily by the investment committee.

Aventis Asset Management: Risk exposure is managed at multiple levels and across multiple time horizons. Maximum risk exposure (limit) as a percentage of net asset value is establish for each new position, then on an aggregate basis for the fund portfolio as well as the overall strategy. Limits are placed as a percentage of NAV and are also set on a daily basis and monthly basis. Proprietary risk management software allows all traders to see profit/loss within trade, sector, and theme. In addition, AAM’s Chief Risk Officer has authority to liquidate positions as the need arises. Risk is calculated as a measure of adverse volatility as some multiple of 20 day Average True Range. The size of each new position is determined based upon predetermined risk limits and where the stop loss is set for a new trade. Leveraged amounts uses are determined by futures margin and portfolio maximum loss risk limits.

A sudden loss of volume and open interest of a market in a particular position is first, a best effort to reduce the position if it’s economically feasible. Second, utilize options or correlated markets to offset position risk. Third, if the situation is determined to be temporary and with favorable risk reward, look for opportunities to re-enter market. AAM also establishes position limits for correlated market groups. If the overall risk of the portfolio (strategy level) is near the risk limit, adding or reducing will necessarily affect the ability to take advantage of opportunities that might arise. The Traders at AAM have numerous statistical analysis tools to analyze market correlations. As a discretionary trading program, each new trade and current position is reviewed to ensure that sufficient diversification is achieved. AAM utilizes stops in the risk management process. Stops are determined by the trader before entering into a trade and must be within the firm’s risk limits. Each trade is also considered with regards to current portfolio positions. Stops are adjusted to ensure that favorable risk reward exists. Positions are adjusted when there is a significant increase or decrease in equity due to trading profits and losses.

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2012	2012	2012	2012
Total Trading Revenues (Loss)	$(1,104,952)	$(187,909)	$(485,061)	$(489,365)
Total Trading Expenses	696,264	616,586	641,292	516,927
Trading Income (Loss)	(1,801,216)	(804,495)	(1,126,353)	(1,006,292)
Non-Trading Income (Loss)	(103,279)	(211,651)	(59,855)	628,742
Net Income (Loss)	$(1,904,495)	$(1,016,146)	$(1,186,208)	$(377,550)

Net Income (Loss) per Trading Unit
Class A	$(4.95)	$(2.44)	$(3.67)	$(3.34)
Class B	$(4.80)	$(2.15)	$(3.51)	$(3.18)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011	2011	2011	2011
Total Trading Revenues (Loss)	$(778,101)	$(1,017,646)	$2,596,261	$(1,057,488)
Total Trading Expenses	1,118,167	1,046,523	925,805	840,265
Trading Income (Loss)	(1,896,268)	(2,064,169)	1,670,456	(1,897,753)
Non-Trading Income (Loss)	(115,844)	213,990	1,288,994	(75,459)
Net Income (Loss)	$(2,012,112)	$(1,850,179)	$2,959,450	$(1,973,212)

Net Income (Loss) per Trading Unit
Class A	$(3.76)	$(4.74)	$4.15	$(4.97)
Class B	$(3.41)	$(4.47)	$4.87	$(4.76)

The Trust has not disposed of any segments of its business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting. The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. The Managing Owner has concluded that, as of December 31, 2012, the Trust’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting: There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust. As of December 31, 2012, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC. The officers and directors of the Managing Owner as of December 31, 2012 were as follows:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2012, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2012, the Managing Owner beneficially held an ownership of $41,153 (which is the equivalent of 535 units) or approximately 0.19% of the ownership of the Trust as of that date.

(c)	As of December 31, 2012, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or shares of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions and Director Independence

None. The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units. The Trust is not the subsidiary of any business entity.

Item 14. Principal Accounting Fees and Services

(a) Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm, $108,719 and $121,064 respectively for the 2012 and 2011 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

(b) Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2012 or 2011 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c) Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2012 or 2011 for professional services in connection with tax compliance, tax advice and tax planning. The Trust engaged Deloitte & Touche LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte & Touche LLP $80,000 for such services for 2012 and $90,000 for such services for 2011. These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d) All Other Fees

None.

(e) Audit Committee Pre-Approval Policies and Procedures

(i)	The audit committee with respect to the Trust has not developed pre-approval policies as of the date of this report. Consequently, all audit and non-audit services provided by CF & Co., L.L.P. must be approved by the directors of the Managing Owner.

(ii)	None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Exchange Act were provided by CF & Co., L.L.P.; therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)	Less than 50% of the hours expended on CF & Co., L.L.P.’s audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of CF & Co., L.L.P.

Part IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

c.	Condensed Consolidated Schedules of Investments as of December 31, 2012 and 2011.

d.	Consolidated Statements of Operations, for the years ended December 31, 2012, 2011 and 2010.

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2012, 2011 and 2010.

f.	Notes to Consolidated Financial Statements.

(2)	All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01	Third Amended and Restated Selling Agreement, made as of July 1, 2011, among R.J. O’Brien Securities, LLC, RJO Global Trust (the “Registrant”), and R.J. O’Brien Fund Management, LLC. (1)
3.01	Ninth Amended and Restated Declaration and Agreement of Trust, dated as of September 1, 2010. (2)

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust, dated as of July 13, 2011. (3)

3.03	Restated Certificate of Trust. (4)

10.01*	Advisory Agreement, made as of January 28, 2009, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and NuWave Investment Management, LLC. (5)

10.02*	Advisory Agreement, made as of March 27, 2012, as amended June 28, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Liberty Funds Group Inc. (6)

10.03*	Advisory Agreement, made as of March 30, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Hyman Beck & Company, Inc. (6)

10.04*	Advisory Agreement, made as of June 25, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Aventis Asset Management, LLC. (6)

10.05**	Advisory Agreement, made as of September 1, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Ag, LLC.

10.06	Customer Agreement between the Registrant and R.J. O’Brien & Associates, Inc., dated September 27, 2006. (7)

13.01	Annual Report to Unitholders for Fiscal Year 2012.

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

(1)    Incorporated by reference herein from the exhibit of the same description filed on August 15, 2011 with the Registrant’s Quarterly Report on Form 10-Q.

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

(6) Incorporated by reference herein from the exhibit of the same description filed on August 14, 2012 with the Registrant’s Quarterly Report on Form 10-Q.

(7) Incorporated by reference herein from the exhibit of the same description filed on July 5, 2007 with the Registrant’s Annual Report on Form 10-K.

* Confidential Treatment was requested and granted with respect to the omitted portions of these exhibits.

** Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2013	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ Jason T. Manumaleuna
Jason T. Manumaleuna
Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 22, 2013, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Gerald F. Corcoran	Chief Executive Officer and Director
Gerald F. Corcoran	(principal executive officer)

/s/ Jason T. Manumaleuna	Chief Financial Officer and Director
Jason T. Manumaleuna	(principal financial and accounting officer)

/s/ Annette A. Cazenave	Executive Vice President and Director
Annette A. Cazenave

