Form 10-Q
period 2013-03-31
RJO GLOBAL TRUST
filed 2013-05-14
CIK 1027099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

☐ Yes ☒ No

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	March 31,	December 31,
	2013	2012
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,822,271	$2,216,652
Unrealized gain on open contracts	68,980	260,744
Purchased options on futures contracts (premiums paid - $2,602,180 and $753,417, respectively)	2,241,647	728,440
Total due from broker	5,132,898	3,205,836

Cash and cash equivalents on deposit with affiliate	6,450,721	8,659,507
Investment in Global Diversified Managed Futures Portfolio LLC	704,958	-
Cash on deposit with bank	246,945	696,111
Fixed income securities (cost $10,831,178 and $11,005,602, respectively), held by affiliate	10,771,369	11,003,681
Interest receivable	71,442	9,207
Cash on deposit with bank - Non-Trading	1,253,779	1,364,487
Prepaid expenses - Non-Trading	134,969	76,392

Total Assets	$24,767,081	$25,015,221

Liabilites and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received - $3,054,481 and $978,634, respectively)	$2,250,804	$884,242
Accrued commissions	47,463	54,558
Accrued management fees	36,594	37,239
Accrued operating expenses	272,172	209,592
Accrued offering expenses	7,243	-
Redemptions payable-Trading	561,433	565,316
Accrued legal fees- Non-Trading	53,000	2,364
Accrued management fees to U.S. Bank-Non-Trading	18,359	10,418
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	3,248,102	1,764,763

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (259,203 and 274,403 units outstanding at
March 31, 2013 and December 31, 2012, respectively)	19,648,453	21,106,894
Class B (6,223 and 8,103 units outstanding at
March 31, 2013 and December 31, 2012, respectively)	513,578	675,323
Managing owner (535 Class A units outstanding at
March 31, 2013 and December 31, 2012, respectively)	40,555	41,153

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (226,001 and 237,663 units outstanding at	131,022	149,728
March 31, 2013 and December 31, 2012, respectively)
Nonparticipating owners (2,047,287 and 2,035,625 units outstanding at	1,185,371	1,277,360
March 31, 2013 and December 31, 2012, respectively)

Total unitholders' capital	21,518,979	23,250,458

Total Liabilities and Unitholders' Capital	$24,767,081	$25,015,221

Net asset value per unit:
Trading:
Class A	$75.80	$76.92
Class B	$82.53	$83.34
LLC equity/Non-Trading	$0.58	$0.63

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2013		December 31, 2012
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Futures and Options on Futures Contracts

Long Positions
Futures Positions
Agriculture	-1.96%	$(422,382)	-1.04%	$(241,904)
Currency	0.00%	135	0.12%	28,665
Energy	0.14%	30,093	0.33%	77,294
Indices	0.07%	14,518	0.22%	50,444
Interest rates	0.23%	49,251	0.08%	19,455
Metals	-0.30%	(64,539)	0.08%	18,129

Total long positions on open contracts		$(392,924)		$(47,917)

Short Positions
Futures Positions
Agriculture	1.84%	$396,446	1.39%	$324,276
Currency	-0.05%	(9,803)	0.20%	47,442
Energy	-0.06%	(12,979)	-0.22%	(51,455)
Indices	0.05%	11,542	-0.05%	(11,941)
Interest rates	-0.01%	(3,087)	0.03%	7,003
Metals	0.37%	79,785	-0.03%	(6,664)

Total short positions on open contracts		$461,904		$308,661

Total unrealized gain on open contracts		$68,980		$260,744

Long put options on future contracts *
Agriculture (premiums paid - $964,657 and $437,577, respectively)	6.14%	$1,320,681	2.59%	$601,497
Energy (premiums paid - $9,620)	0.02%	3,380	-
Total long put options on futures contracts		$1,324,061		$601,497

Short put options on future contracts
Agriculture (premiums received - $415,532 and $106,627, respectively)	-2.19%	$(472,273)	-0.44%	$(102,345)
Currency (premiums received - $73,421)	-	-	-0.41%	(95,775)
Energy (premiums received - $22,390 and $87,040, respectively)	-0.03%	(5,590.00)	-0.46%	(106,850)
Indices (premiums received - $39,900)	-	-	-0.09%	(21,850)
Interest (premiums received - $29,469)	-	-	-0.07%	(16,656)
Metals (premiums received - $14,800 and $6,300, respectively)	-0.03%	(6,000)	-0.02%	(4,550)
Total Short put options on future contracts		$(483,863)		$(348,026)

Long call options on future contracts
Agriculture (premiums paid - $1,627,903 and $237,430, respectively)	4.26%	$917,326	0.46%	$107,423
Energy (premiums paid - $0 and $78,410 respectively)	0.00%	260	0.08%	19,520
Total Long call options on future contracts		$917,586		$126,943

Short call options on future contracts *
Agriculture (premiums received - $2,512,463 and $460,664, respectively)	-7.77%	$(1,672,863)	-1.64%	$(380,603)
Currency (premiums received - $83,423)	-	-	-0.31%	(71,913)
Energy (premiums received - $43,450 and $68,200, respectively)	-0.30%	(64,090)	-0.28%	(64,840)
Indices (premiums received - $16,800)	-	-	-0.05%	(12,000)
Interest (premiums received - $18,406)	-0.12%	(25,188)	-	-
Metals (premiums received - $27,440 and $6,790, respectively)	-0.02%	(4,800)	-0.03%	(6,860)
Total Short call options on future contracts		$(1,766,941)		$(536,216)

* No individual futures and options on futures contract position constituted greater than 5% of partners' capital (net asset value).

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2013				December 31, 2012
	Face	Maturity	Percentage of		Face	Maturity	Percentage of
	Value	Date	Net Assets	Fair value	Value	Date	Net Assets	Fair value
Securities owned

Corporate Bonds
National Australia Bank, Floating Note (cost $1,504,227)	$-	-	-	$-	$1,500,000	1/8/2013	6.45%	$1,500,105
Verizon Communications, 5.25% (cost $1,025,412)	1,000,000	4/15/2013	4.65%	1,001,630	-	-	-	-
Citigroup Inc., 5.50% (cost $1,026,283)	1,000,000	4/11/2013	4.65%	1,001,170	-	-	-	-
HSBC, 4.75% (cost $766,151)	750,000	7/15/2013	3.53%	758,993	-	-	-	-
Prudential Financial, Inc., 4.50% (cost $765,417)	750,000	7/15/2013	3.53%	758,565	-	-	-	-
Total Corporate Bonds	3,500,000		16.36%	3,520,358	1,500,000		6.45%	1,500,105

Commercial Paper
Suncorp Metway Ltd., (cost $997,443 and $999,542, respectively)	1,000,000	7/24/2013	4.64%	997,443	1,000,000	2/5/2013	4.30%	999,542
Banco De Chile, (cost $999,222)	-	-	-	-	1,000,000	3/7/2013	4.30%	999,222
Kookmin Bank, (cost $999,138)	1,000,000	4/12/2013	4.64%	999,138	-	-	-	-
Korea Development Bank, (cost $998,050 and $999,316, respectively)	1,000,000	7/16/2013	4.64%	998,050	1,000,000	1/17/2013	4.30%	999,316
Nextera Energy Capital Holdings, (cost $999,611)	-	-	-	-	1,000,000	1/22/2013	4.30%	999,611
Total Commercial Paper	3,000,000		13.92%	2,994,631	4,000,000		17.20%	3,997,691

Government Agencies
Federal Home Loan Bank, 0.3-0.45%, (cost $1,000,000 and $2,000,000, respectively)	1,000,000	6/4/2014	4.66%	1,000,260	2,000,000	6/4/2014-8/7/2014	8.61%	2,000,770
Freddie Mac Bond, 0.35% (cost $2,000,084 and $2,000,084, respectively)	2,000,000	11/26/2014-12/5/2014	9.30%	2,001,280	2,000,000	11/26/2014-12/5/2014	8.61%	2,000,870
Freddie Mac Note, 0.5% (cost $1,500,000)	-	-	-	-	1,500,000	2/21/2014	6.45%	1,500,645
Fannie Mae, 0.55-0.65% (cost $1,250,000)	1,250,000	2/26/2016-3/28/2016	5.82%	1,251,640	-	-	-	-
Total Government Agencies	4,250,000		19.78%	4,253,180	5,500,000		23.67%	5,502,285

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $3,200 and $3,600, respectively)			0.01%	3,200			0.02%	3,600

Total Fixed Income Securities (cost $10,831,178 and $11,005,602, respectively)				$10,771,369				$11,003,681

Investment in Global Diversified Managed Futures Portfolio LLC (cost $680,000)			3.28%	$704,958			-	$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended March 31,
	2013	2012
	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(42,784)	$(805,366)
Change in unrealized gain (loss) on open positions	181,964	(337,344)
Change in unrealized gain (loss) on investment in
Global Diversified Managed Futures Portfolio LLC	28,719	-
Foreign currency transaction gain (loss)	(6,152)	(11,477)
Total Trading gain (loss)	161,747	(1,154,187)

Net investment income (loss):
Interest income	81,215	98,940
Realized gain (loss) on fixed income securities	(6,993)	(131,014)
Change in unrealized gain (loss) on fixed income securities	(57,888)	81,309
Total net investment gain (loss)	16,334	49,235

Expenses:
Commissions - Class A	239,135	386,838
Commissions - Class B	4,436	8,489
Advisory fees paid to affiliate	8,925	15,319
Management fees	103,854	135,619
Incentive fees	-	-
Ongoing offering expenses	7,500	16,466
Operating expenses	116,000	133,533
Total expenses	479,850	696,264

Trading income (loss)	(301,769)	(1,801,216)

Non-Trading income (loss):
Interest on Non-Trading reserve	144	59
Legal and administrative fees	(34,335)	(756)
Management fees paid to US Bank	(76,504)	(102,582)
Non-Trading income (loss)	(110,695)	(103,279)

Net income (loss)	$(412,464)	$(1,904,495)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2013
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	274,403	$21,106,894	8,103	$675,323	535	$41,153
Trading income (loss)	-	(294,923)	-	(6,248)	-	(598)
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(15,176)	(1,161,686)	(1,902)	(157,329)	-	-
Transfer from Class A to Class B	(24)	(1,832)	22	1,832	-	-
Balances at March 31, 2013	259,203	$19,648,453	6,223	$513,578	535	$40,555

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2012	283,041	$21,823,370
Trading income (loss)	-	(301,769)
Unitholders' contributions	-	-
Unitholders' redemptions	(17,078)	(1,319,015)
Transfer from Class A to Class B	(2)	-
Balances at March 31, 2013	265,961	$20,202,586

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	237,663	$149,728	2,035,625	$1,277,360	2,273,288	$1,427,088
Non-Trading income (loss)	-	(11,942)	-	(98,753)	-	(110,695)
Reallocation due to Redemptions	(11,662)	(6,764)	11,662	6,764	-	-
Balances at March 31, 2013	226,001	$131,022	2,047,287	$1,185,371	2,273,288	$1,316,393

Total Unitholders Capital at March 31, 2013						$21,518,979

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2012	$76.92	$83.34	$0.63
Net change per unit	(1.12)	(0.81)	(0.05)
Net asset value per unit at March 31, 2013	$75.80	$82.53	$0.58

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(1)	General Information and Summary

RJO Global Trust (the “Trust”), a Delaware statutory trust organized on November 12, 1996, was formed to engage in the speculative trading of U.S. and international futures and forward contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, as well as exchange for physicals transactions pursuant to the trading instructions of independent commodity trading advisors. Since December 1, 2006, R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) has been the Managing Owner of the Trust. R.J. O’Brien & Associates, LLC (“RJO”), an affiliate of RJOFM, is the clearing broker and the broker for forward contracts for the Trust. R.J. O’Brien Securities, LLC (“Selling Agent”) is the lead selling agent of the units of beneficial interest of the Trust (the “Units”).

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to five independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of March 31, 2013, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

The Trust currently offers two classes of Units, on a private basis: Class A Units and Class B Units.   The Class A and Class B Units participate in identical trading programs and differ only with respect to selling commissions.  Class A Units are subject to a selling commission. Class B Units are not charged a selling commission, and will only be offered to certain qualified investors participating in a program through certain financial advisors. See Item 1: Note (8) for further detail regarding commissions.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following: (1) beneficial owners holding more than 50% of the outstanding Units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless (i) the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner or (ii) beneficial owners holding more than 50% of the outstanding Units appoint a successor; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless beneficial owners holding more than 50% of the outstanding Units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless beneficial owners holding more than 50% of the outstanding Units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decline in the aggregate net assets of the Trust to less than $2,500,000; (8) a decline in the net asset value per Unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue the claims against RCM. Any assets or liabilities held by the LLC are designated as “Non-Trading.” Any revenue earned or expenses incurred by the LLC are also designated as “Non-Trading.” The Trust is the sole member of the LLC and holds that membership for the benefit of the unitholders who were investors in the Trust at the time of the bankruptcy of RCM. U.S. Bank National Association (“US Bank”) is the manager of the LLC. US Bank may make distributions to the unitholders upon the collection, sale, settlement or other disposition of the bankruptcy claim, after the deduction of all fees and expenses, pro rata to the unitholders, as follows:

(a)	Any unitholder who had redeemed its entire interest in the Trust prior to distribution shall receive cash.

(b)	Any unitholder who had continued to own Units in the Trust shall receive additional Units in the Trust at the then net asset value of the Trust.

The unitholders have no right to request distributions from the LLC or the Trust in regard to the Trust’s bankruptcy claim against RCM.

The LLC agreed to compensate US Bank, as manager of the LLC, the following: (1) an initial acceptance fee of $120,000; (2) an annual fee of $25,000; (3) a distribution fee of $25,000, per distribution; (4) out-of-pocket expenses; and (5) an hourly fee for all personnel at the then expected hourly rate ($350 per hour at the time the agreement was executed).

See Item 1: Note (6) for further detail regarding collection and distribution activity related to the assets held at RCM.

(2)	Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust conform to accounting principles generally accepted in the United States of America (US GAAP) and to practices in the commodities industry. The following is a description of the more significant accounting and reporting policies that the Trust follows in preparing its consolidated financial statements.

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements of the Trust have been prepared in accordance with US GAAP for interim financial information and with rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial condition and results of operations of the Trust for the periods presented have been included.

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC. All material intercompany transactions have been eliminated upon consolidation.

(c)	Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on their trade date. All such transactions are recorded on a mark-to-market basis and measured at fair value daily. Unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and fair value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the consolidated financial statements. As the broker has the right of offset, the Trust presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the consolidated statements of financial condition. Any change in net unrealized gain or loss on futures and forward contracts from the preceding period is reported in the consolidated statements of operations. Gains or losses are realized when contracts are liquidated.

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

At March 31, 2013, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited. The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. (“Wells”) and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner.

Fixed income securities are recorded at fair value, with changes in fair value recorded in the statement of operations as unrealized gain (loss) on fixed income securities. Realized gains (losses) from liquidation of fixed income securities are determined on first-in, first-out (FIFO) basis. Premiums and discounts on securities purchased are amortized over the lives of the respective instruments. Interest income is recognized on the accrual basis.

(d)	Ongoing Offering Costs

Ongoing offering costs, subject to a ceiling of 0.50% of the Trust’s average month-end net asset value, are paid by the Trust and expensed as incurred.

(e)	Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuations in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the year, while year-end balances are translated at the year-end currency rates. The impact of the translation is reflected in the consolidated statements of operations.

(f)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)	Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at RCM at December 31, 2005, based on management’s estimate of fair value at that time. Subsequent recoveries from RCM were credited against the then book value of the claim. On June 28, 2007, the Trust’s cumulative recoveries from RCM exceeded the book value of the impaired assets held at RCM, which resulted in no remaining book value for those assets. All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statements of operations. Any future administrative and/or legal expenses associated with liquidation of the assets held at RCM have not been reflected as they are not capable of being estimated. See Item 1: Note (6) for further details.

(h)	Recent Pronouncement

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) requiring disclosure of both gross and net information related to offsetting and related arrangements enabling users of its financial statements to understand the effect of those arrangements on the entity’s financial position. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Adoption of ASU 2011-11 will expand the Trust’s disclosures, but will have no effect on the Trust’s net assets. The Trust adopted ASU 2011-11 in 2013, with additional disclosure included in Note 11.

(3)	Fees

Management fees are accrued and paid monthly. Incentive fees are accrued monthly and paid quarterly. All trading decisions for the periods covered by these financial statements were made by the Advisors pursuant to the Advisory Agreements.

The Trust pays the Advisors a monthly management fee at a rate of up to 0.167% (a 2.0% annual rate) of the Trust’s month-end net assets, calculated after deduction of brokerage fees but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month. These management fees are not paid on the LLC’s net assets.

The Trust also pays the Advisors a quarterly incentive fee of up to 20% of the “New Trading Profit,” if any, on the portion of the Trust’s net assets managed by a Trading Advisor. New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end. Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

(4)	Income Taxes

It is expected that that the Trust will be treated as a “partnership” for both U.S. federal and state tax purposes. As such, no provision for U.S. federal income taxes has been made in the accompanying consolidated financial statements as each beneficial owner is responsible for reporting income (loss) based on its pro rata share of the profits or losses of the Trust. The only significant differences in financial and income tax reporting basis are ongoing offering costs.

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2009, remain subject to examination by the Internal Revenue Service. The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

(5)	Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and international futures contracts, options, and forward contracts (collectively, “derivatives”) through the trading instructions of the Advisors. These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Trust is exposed to both market risk - the risk arising from changes in the market value of the contracts - and credit risk the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures requires initial and on-going margin deposits with a futures commission merchant (“FCM”). The Commodity Exchange Act, as amended (“CEAct”) requires FCMs to segregate or secure all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a customer’s pro rata share of segregated funds. It is possible that the recovered amount could be less than the total of cash and other property deposited by the customer.

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

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust is exposed to a market risk equal to the value of futures and forward contracts purchased and has unlimited liability on such contracts sold short.

The Trust, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option. There is also the risk the Trust may not be able to enter into a closing transaction because of an illiquid market. See Item 2: Note (c) for further details.

The Trust is a buyer of exchange-traded options. As such, the Trust pays a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Purchased options expose the Trust to a risk of loss limited to the premiums paid.

Net trading results from derivatives for the three-month period ended March 31, 2013, and fiscal year 2012, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading, less brokerage commissions. Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through the trading instructions of the Advisors.

The Trust invests its margin in fixed income securities as permitted by U.S. Commodity Futures Trading Commission (“CFTC”) regulations regarding acceptable securities for investment of segregated assets and the RJOIM agreement with the Trust. Such acceptable securities, include, but are not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities. The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined may not exceed 40% of the Trust’s total assets.

The beneficial owners bear the risk of loss only to the extent of the market value of their respective investments in the Trust.

(6)	Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute Units, which represented the assets held at RCM plus $1,000,000 in cash, were transferred to a Non-Trading account, as explained in Item 1: Note (1). On December 31, 2005 the $56,544,206 of assets held at RCM were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets, as explained in Note (2)(g). The table below summarizes all recoveries from RCM and distributions to redeemed and continuing unitholders of the Trust.

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

In accordance with the Fair Value Measurements Topic of the Financial Accounting Standards Board Accounting Standards Codification, the Trust established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the relevant measurement date. The three levels are defined as follows:

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

Level 3 inputs are unobservable inputs for an asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of March 31, 2013 and the year ended December 31, 2012, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs for an asset or liability (Level 3).

The Trust’s exchange-traded futures contracts and options on futures contracts are valued based on quoted prices (unadjusted) in active markets for identical assets or liabilities. The Trust’s forward currency contracts and options on forward currency contracts are based on third-party quoted dealer values on the interbank market, based on similar assets or liabilities. The Trust’s fixed income securities are valued using inputs that are observable for the asset or liability, including prices of similar fixed income securities or present values of expected future cash flow models.

At March 31, 2013, the Trust held a non-controlling interest in a non-affiliated limited liability company – the Global Diversified Managed Futures Portfolio, LLC (the “Global Diversified Portfolio”).  The Global Diversified Portfolio trades primarily in exchange-traded futures contracts and fixed income investments, and maintains daily liquidity.  The Trust obtains details of the individual investment holdings of the Global Diversified Portfolio and verifies fair values independently.  There is no lock-up period and the Trust has no unfunded commitments. Accordingly, the Trust’s investment in the Global Diversified Portfolio is classified within Level 1 of the valuation hierarchy.

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and year ended December 31, 2012, respectively:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$68,980	$-	$-	$68,980
Investment in Global Diversified Managed Futures Portfolio LLC	704,958	-	-	704,958
Purchased options on futures contracts	2,241,647	-	-	2,241,647
Fixed income securities	-	10,771,369	-	10,771,369
Total assets	3,015,585	10,771,369	-	13,786,954

Liabilities
Options written on futures contracts	2,250,804	-	-	2,250,804
Total fair value	$764,781	$10,771,369	$-	$11,536,150

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$260,744	$-	$-	$260,744
Purchased options on futures contracts	728,440	-	-	728,440
Fixed income securities	-	11,003,681	-	11,003,681
Total assets	989,184	11,003,681	-	11,992,865

Liabilities
Options written on futures contracts	884,242	-	-	884,242
Total fair value	$104,942	$11,003,681	$-	$11,108,623

(8)	Operations

Redemptions

A unitholder may cause any or all of his or her Units to be redeemed by the Trust effective as of the last business day of any month based on the net asset value per Unit on such date on five business days’ written notice to NAV Consulting, Inc., the Trust’s administrator, or the Managing Owner. Payment will generally be made within 10 business days of the effective date of the redemption. Any redemption made during the first 11 months of an initial subscription for Units is subject to a 1.5% redemption fee, payable to the Managing Owner. Any redemption made in the twelfth month following an initial subscription for Units or later will not be subject to any redemption fee. The Trust’s Declaration and Agreement of Trust, as amended and restated from time to time (the “Trust Agreement”), contains a full description of the Trust’s redemption and distribution policies.

Subscriptions

Investors that are eligible to participate in the private offering of the Units may purchase Units in the Trust pursuant to the terms of the Trust’s Confidential Private Placement Memorandum and Disclosure Document (the “Memorandum”) and a signed subscription form.  The Trust Agreement and the Memorandum contain a full description of the Trust’s subscription policies.  An investment in the Trust does not include a beneficial interest or investment in the LLC.

Commissions

The Managing Owner and/or its affiliates act as commodity brokers for the Trust through RJO. Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.

The Trust’s brokerage fee constitutes a “wrap fee” of 4.67% of the Trust’s month-end assets on an annual basis (0.389167% monthly) with respect to Class A Units and 2.67% of the Trust’s month-end assets on an annual basis (0.2225% monthly) with respect to Class B Units, which covers the fees described below. “Brokerage fee” includes the following across each class of Units:

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.75%	0.75%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Underwriting expenses	0.35%	0.35%
Managing Owner	Clearing, NFA, and
	exchange fees (capped	1.57%	1.57%
Totals		4.67%	2.67%

Commissions were not paid with respect to the LLC’s net assets.

(9)	Financial Highlights

The following financial highlights present the Trust’s financial performance for the three-month periods ended March 31, 2013 and March 31, 2012. Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized. Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2013	2012	2013	2012
Per share operating performance:
Net asset value of Trading units, beginning of period	$76.92	$91.32	$83.34	$96.98
Total Trading income (loss):
Trading gain (loss)	0.56	(3.16)	0.60	(3.34)
Investment income	0.05	0.14	0.06	0.14
Expenses	(1.73)	(1.93)	(1.47)	(1.60)
Trading income (loss)	(1.12)	(4.95)	(0.81)	(4.80)
Net asset value of Trading units, end of period	$75.80	$86.37	$82.53	$92.18

Total return:
Total return before incentive fees	(1.45%)	(5.42%)	(0.97%)	(4.94%)
Less incentive fee allocations	0.00%	0.00%	0.00%	0.00%
Total return	(1.45%)	(5.42%)	(0.97%)	(4.94%)

Ratios to average net assets:
Trading income (loss)	(1.44%)	(3.63%)	(1.00%)	(3.69%)
Expenses:
Expenses, less incentive fees	(2.28%)	(2.21%)	(1.87%)	(1.71%)
Incentive fees	0.00%	0.00%	0.00%	0.00%
Total expenses	(2.28%)	(2.21%)	(1.87%)	(1.71%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three-month periods ended March 31, 2013 and 2012, respectively. The amounts for each period are not annualized.

(10)	Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC-registered investment adviser and an affiliate of the Managing Owner, to serve as the Trust’s cash manager. The assets managed by RJOIM are held in segregated accounts in custody at Wells. RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance of the Trust’s deposits held by RJOIM. As of March 31, 2013, such deposits consisted of $6,450,721 in cash and $10,771,369 in fixed income securities. Aggregate advisory fees earned by RJOIM totaled $8,925 and $15,319 for the three months ended March 31, 2013 and 2012, respectively.

(11)	Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” its derivatives through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$2,634,453	$(2,567,518)	$66,935
Currency	15,272	(24,940)	(9,668)
Energy	17,494	(66,420)	(48,926)
Indices	48,180	(22,120)	26,060
Interest Rates	42,661	(21,685)	20,976
Metals	25,574	(21,128)	4,446
	$2,783,634	$(2,723,811)	$59,823

As of December 31, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$678,316	$(369,972)	$308,344
Currency	94,041	(185,622)	(91,581)
Energy	76,522	(202,853)	(126,331)
Indices	60,504	(55,851)	4,653
Interest Rates	30,579	(20,778)	9,801
Metals	23,749	(23,693)	56
	$963,711	$(858,769)	$104,942

The Company has elected to present the above reported derivative assets and liabilities held by RJO on a net basis in the consolidated statements of financial condition, within the categories of unrealized gain or loss on open contracts, purchased options on futures contracts, and options written on futures contracts. Further details are provided below:

As of March 31, 2013
	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$690,004	$(621,024)	$68,980
Purchased options on futures contracts	2,270,356	(28,709)	2,241,647
Options written on futures contracts	-	(2,250,804)	(2,250,804)

Total	$2,960,360	$(2,900,537)	$59,823

As of December 31, 2012
	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$680,499	$(419,755)	$260,744
Purchased options on futures contracts	810,560	(82,120)	728,440
Options written on futures contracts	14,597	(898,839)	(884,242)

Total	$1,505,656	$(1,400,714)	$104,942

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2013	2012
Agriculture	$212,660	$(200,022)
Currency	(36,443)	(438,307)
Energy	120,898	198,001
Indices	(159,118)	38,216
Interest Rates	(6,931)	(287,594)
Metals	1,962	(464,481)
	$133,028	$(1,154,187)

See Item 1: Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12) Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Introduction

The Trust is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act. The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals pursuant to the trading instructions of multiple Advisors. The Managing Owner acquired the managing owner interest in the Trust from RCMI on November 30, 2006. The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007. The Managing Owner is registered as a commodity pool operator under the CEAct, and is responsible for administering the business and affairs of the Trust. The Managing Owner is an affiliate of RJO. The Trust has no officers, directors or employees. The Managing Owner is responsible for selecting, monitoring, and replacing the Advisors to the Trust. The Managing Owner may change the allocation to each Advisor, or add, remove, or replace any Advisor without the consent of or advance notice to investors. Investors will be notified of any material change in the basic investment policies or structure of the Trust. As of March 31, 2013, the Advisors were: NuWave Investment Management, LLC (“NW”), Aventis Asset Management, LLC (“AAM”), Liberty Funds Group, Inc. (“LFG”); Hyman Beck & Co., Inc. (“HBC”) and Global Ag, LLC (“GA”).

The Trust was originally established and operated as a single-advisor commodity pool. John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008. As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent Advisors: JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor. Effective February 1, 2009, NW became the Trust’s sixth Advisor. As of March 31, 2009, PLP was terminated as an Advisor to the Trust. Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity. As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009. As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM. Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors. On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets. Those eight Advisors traded the Trust’s assets from October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed and allocated less than 10% of the Trust’s assets. At April 30, 2012, DCM, TIM, and HCM were terminated as Advisors. CCG was terminated as of June 30, 2012. At March 30, 2012, the Trust entered into an Advisory Agreement with LFG and HBC. At June 30, 2012, the Trust entered into an Advisory Agreement with AAM. At August 31, 2012, the Trust entered into an Advisory Agreement with GA. As such, as of March 31, 2013, the Trust’s assets were allocated to the following Advisors: NW (21.54%), HBC (3.35%), LFG (22.11%), AAM (21.45%), and GA (18.69%), with the remaining percentage allocated to cash.

Effective July 1, 2011, the Managing Owner discontinued the public offering of the Units and began offering the Units on a private placement basis only.

(b)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities. For the three-month period ended March 31, 2013, no units were purchased in Class A and Class B by beneficial owners. The Managing Owner purchased no Units during this time. For the three-month period ending March 31, 2013, the unitholders redeemed a total of 15,176 Class A Units for $1,161,686 and 1,902 Class B Units for $157,329.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract. The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short. The Advisors monitor the Trust’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trust’s futures and forward contacts, and re-allocating Trust assets to different market sectors. The Trust’s primary exposure to credit risk is through the non-performance of the Trust’s forward currency broker, Citibank, N.A (“Citibank”). Citibank generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust. The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

The Trust’s trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations may exceed the amount reported in the statement of financial condition of the Trust.

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

During the three-month period ending March 31, 2013, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of its average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars. For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points. For the quarters ended March 31, 2013 and March 31, 2012, the Trust has received or accrued to receive trading interest of $355 and $125, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian to the Trust.  As of March 31, 2012, Wells held approximately $17.2 million of the Trust’s assets. For the quarters ended March 31, 2013 and March 31, 2012, the assets held in this account earned $80,860 and $98,815 of interest income, respectively.

Most U.S. commodity exchanges limit the amount of fluctuation in commodity futures contract prices during a single trading day by regulations. These regulations specify what are referred to as “daily price fluctuation limits” or “daily limits.” The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous trading day’s settlement price at the end of the session. Once the daily limit has been reached in a particular commodity, no further trades may be executed at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period for trading on such day. Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way. Additionally, no material deficiencies in liquidity were identified, and there are no material unused sources of liquid assets for the quarter ended March 31, 2013.

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

Fiscal Quarter ended March 31, 2013

The Trust recorded net trading loss of $(295,521) or $(1.12) per trading Unit for Class A Units and a loss of $(6,248) or $(0.81) per trading Unit for Class B Units in the first quarter of 2013 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/Unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts). As of March 31, 2013, the Trust (Class A Units) has lost 7.34% since its inception in June 1997. Class B Units have lost 30.87% since their inception in January of 2009.

As of March 31, 2013, the Trust’s assets were allocated to the following Advisors as follows: NW (21.54%), HBC (3.35%), LFG (22.11%), AAM (21.45%), and GA (18.69%), with the remaining percentage allocated to cash.

Several reports out in January 2013 noted that market participation by governments and central banks around the world reached unprecedented levels over the last few years. This participation has suppressed market volatility and put off an ultimate response to ballooning global debt problems. The U.S. Congress and President have pushed back budget discussions until late spring. The stock market did not experience negative effects as a result. The S&P 500 jumped out to a 5% gain in January. Interest rates, on the other hand, have not reacted favorably to the recent developments. The interest rate on the 10-Year U.S. treasury, while still low by historical standards, has crept back into the 2% range after spending much of last year between 1.5% and 1.8%. Crude is creeping back towards $100 per barrel and other commodities appear to be well bid for.

In February, the S&P 500 continued its climb and tested the all-time highs established back in October 2007 by adding a 1.4% profit to its 5% gain in January. Sell offs in crude and gold led the commodity sector lower. The Dow Jones UBS Commodity Index was down over 4% in February and is now negative for the year. Yield on the 10-Year U.S. treasury found support at the 2% level and has now drifted back to 1.85%. In part, the commodity sell off and bounce in the treasury market was in response to the U.S. government sequester that took place at month end February and was signed into law on March 1. The automatic spending cuts are expected to dampen economic activity and temporarily put off inflation concerns. Governments around the world continue to participate in the markets, postponing more lasting solutions to the global economic challenges. The ultimate market response to this unprecedented government participation is expected to be significant and could offer some investment opportunities in the managed futures sector.

In March, the S&P 500 posted new all-time highs, rising 3.75% and finishing the quarter up nearly 11% for year-to-date. The 10-year US Treasury returned 0.26%. The commodity sector, as reflected by the Dow Jones UBS Commodity Index, rose 0.67% during March but remains in negative territory for the year, down 1.13%. Governments and central banks around the world remain engaged and very active in their respective economies as they try to manage a fragile global economic recovery. The strengthening U.S. dollar and the rising U.S. stock market appear to be the result of bleak situations in the European economies rather than outright strength of the U.S. economy.

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

As of March 31, 2012, the Trust’s assets were allocated to the following Advisors as follows: ATC (16.66%), CCG (16.66%), NW (16.66%), JWH (8.33%), HCM (8.33%), DCM (8.33%), TIM (8.33%), Hyman Beck & Company, Inc. (8.33%), and Liberty Funds Group Inc. (8.33%).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Trust is not a party to any material, pending legal proceedings.

Item 1A. Risk Factors

See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of the conditions in the financial markets and economic conditions affecting the business of the Trust.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) For the quarter-ended March 31, 2013, the Trust issued no Units in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2013:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	3,843	140	$76.84	$83.40
February	5,646	183	$77.04	$83.74
March	5,687	1,579	$75.80	$82.53
Total	15,176	1,902

100% of all subscription proceeds are invested directly into the Trust.

Item 6. Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.[1]

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.[2]

3.03	Restated Certificate of Trust of the Registrant.[3]

10.01*	Advisory Agreement, made as of July 16, 2012, among RJO Global Trust, R.J. O’Brien Fund Management, LLC, and Global Ag, LLC.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

___________________________

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

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act , and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:	May 14, 2013

By:	R.J. O’Brien Fund Management, LLC

Managing Owner

By:	/s/ Jason Manumaleuna

Jason Manumaleuna

Principal Financial Officer and duly authorized officer

