Form 10-Q
period 2013-06-30
RJO GLOBAL TRUST
filed 2013-08-09
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☐ Yes         ☒ No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,916,108	$2,216,652
Unrealized gain on open contracts	146,825	260,744
Purchased options on futures contracts (premiums paid $2,680,013 and $753,417, respectively)	2,266,543	728,440
Total due from broker	5,329,476	3,205,836

Cash and cash equivalents on deposit with affiliate	3,763,722	8,659,507
Investment in Global Diversified Managed Futures Portfolio LLC	982,881	-
Cash on deposit with bank	7,304	696,111
Fixed income securities (cost $11,836,654 and $11,005,602, respectively), held by affiliate	11,775,841	11,003,681
Interest receivable	61,286	9,207
Cash on deposit with bank - Non-Trading	1,192,499	1,364,487
Prepaid expenses - Non-Trading	150,081	76,392

Total Assets	$23,263,090	$25,015,221

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $3,627,943 and $978,634, respectively)	$3,070,552	$884,242
Accrued commissions	41,496	54,558
Accrued management fees	33,502	37,239
Accrued operating expenses	145,814	209,592
Accrued offering expenses	15,922	-
Redemptions payable-Trading	394,873	565,316
Accrued legal fees- Non-Trading	77,442	2,364
Accrued management fees to U.S. Bank-Non-Trading	9,030	10,418
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	3,789,665	1,764,763

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (244,105 and 274,403 units outstanding at June 30, 2013 and December 31, 2012, respectively)	17,709,380	21,106,894
Class B (5,922 and 8,103 units outstanding at June 30, 2013 and December 31, 2012, respectively)	470,122	675,323
Managing owner (535 Class A units outstanding at ) June 30, 2013 and December 31, 2012, respectively)	38,814	41,153

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (215,800 and 237,663 units outstanding at June 30, 2013 and December 31, 2012, respectively)	119,290	149,728
Nonparticipating owners (2,057,488 and 2,035,625 units outstanding at June 30, 2013 and December 31, 2012, respectively)	1,135,819	1,277,360

Total unitholders' capital	19,473,425	23,250,458
Total Liabilities and Unitholders' Capital	$23,263,090	$25,015,221

Net asset value per unit:
Trading:
Class A	$72.55	$76.92
Class B	$79.38	$83.34
LLC equity/Non-Trading	$0.55	$0.63

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	June 30, 2013		December 31, 2012
	Percentage of Net Assets	Fair value	Percentage of Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	-0.61%	$(118,341)	-1.04%	$(241,904)
Currency	-0.11%	(20,488)	0.12%	28,665
Energy	-0.42%	(80,850)	0.33%	77,294
Indices	0.06%	11,742	0.22%	50,444
Interest rates	0.00%	-	0.08%	19,455
Metals	-0.41%	(80,122)	0.08%	18,129

Total long positions on open contracts		$(288,059)		$(47,917)

Short Positions
Futures Positions
Agriculture	1.07%	$208,136	1.39%	$324,276
Currency	0.11%	20,899	0.02%	47,442
Energy	0.09%	17,432	-0.22%	(51,455)
Indices	-0.11%	(21,045)	-0.05%	(11,941)
Interest rates	0.33%	63,515	0.03%	7,003
Metals	0.75%	145,947	-0.03%	(6,664)

Total short positions on open contracts		$434,884		$308,661

Total unrealized gain on open contracts		$146,825		$260,744

Long put options on future contracts
Agriculture(premiums paid - $867,903 and $437,577, respectively)	4.28%	$833,882	2.59%	$601,497
Energy (premiums paid - -$16,030)	0.04%	7,640	-
Total long put options on futures contracts		$841,522		$601,497

Short put options on future contracts
Agriculture (premiums received - $471,265 and $106,627, respectively)	-1.88%	$(366,667)	-0.44%	$(102,345)
Currency (premiums received - $96,554 and $73,421, respectively)	-0.57%	(110,956)	-0.41%	(95,775)
Energy (premiums received - $71,890 and $87,040, respectively)	-0.43%	(83,580)	-0.46%	(106,850)
Indices (premiums received - $55,100 and $39,900, respectively)	-0.16%	(31,950)	-0.09%	(21,850)
Interest (premiums received - $10,500 and $29,469, respectively)	-0.06%	(12,500)	-0.07%	(16,656)
Metals (premiums received - $27,460 and $6,300, respectively)	-0.14%	(28,140)	-0.02%	(4,550)
Total Short put options on future contracts		$(633,793)		$(348,026)

Long call options on future contracts
Agriculture (premiums paid - $1,763,280 and $237,430, respectively)	7.20%	$1,402,373	0.46%	$107,423
Energy (premiums paid - $32,800 and $78,410, respectively)	0.12%	22,648	0.08%	19,520
Total Long call options on future contracts		$1,425,021		$126,943

Short call options on future contracts *
Agriculture (premiums received - $2,765,715 and $460,664, respectively)	-12.03%	$(2,342,223)	-1.64%	$(380,603)
Currency (premiums received - $48,469 and $83,423, respectively)	-0.11%	(20,814)	-0.31%	(71,913)
Energy (premiums received - $69,430 and $68,200, respectively)	-0.29%	(57,202)	-0.28%	(64,840)
Indices (premiums received - $16,800)	0.00%	-	-0.05%	(12,000)
Metals (premiums received - $11,560 and $6,790, respectively)	-0.08%	(16,520)	-0.03%	(6,860)
Total Short put options on future contracts		$(2,436,759)		$(536,216)

* No individual futures and options on futures contract position constituted greater than 5% of partners' capital (net asset value).

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	June 30, 2013				December 31, 2012
	Face	Maturity	Percentage of		Face	Maturity	Percentage of
	Value	Date	Net Assets	Fair value	Value	Date	Net Assets	Fair value
Securities owned

Corporate Bonds
National Australia Bank, Floating Note (cost $1,504,227)	$-	-	-	$-	$1,500,000	1/8/2013	6.45%	$1,500,105
HSBC, 4.75% (cost $766,151)	750,000	7/15/2013	3.86%	750,990	-	-	-	-
Citi Bank Corp NT 6.50% (cost $824,513)	800,000	8/19/2013	4.14%	805,904	-	-	-	-
Prudential Financial, Inc., 4.50% (cost $765,416)	750,000	7/15/2013	3.85%	750,690	-	-	-	-
Total Corporate Bonds	$2,300,000		11.85%	$2,307,584	$1,500,000		6.45%	$1,500,105

Commercial Paper
Suncorp Metway Ltd., (cost $997,442 and $999,542, respectively)	$1,000,000	7/24/2013	5.12%	$997,442	$1,000,000	2/5/2013	4.30%	$999,542
Banco De Chile, (cost $999,222)	-	-	-	-	1,000,000	3/7/2013	4.30%	999,222
Korea Development Bank, (cost $998,050 and $999,316, respectively)	1,000,000	7/16/2013	5.13%	998,050	1,000,000	1/17/2013	4.30%	999,316
Shinhan Bank CP (cost $748,697)	750,000	9/23/2013	3.84%	748,697	-	-	-	-
Kookmin Bank CP (cost $682,547)	684,000	9/12/2013	3.51%	682,547	-	-	-	-
Export Import Bank Korea CP (cost $799,060)	800,000	7/18/2013	4.10%	799,060	-	-	-	-
Nextera Energy Capital Holdings, (cost $999,611)	-	-	-	-	1,000,000	1/22/2013	4.30%	999,611
Total Commercial Paper	$4,234,000		21.70%	$4,225,796	$4,000,000		17.20%	$3,997,691

Government Agencies
Federal Home Loan Bank, 0.3-0.45%, (cost $2,000,000)	$-	-	-	$-	$2,000,000	6/4/2014-8/7/2014	8.61%	$2,000,770
Federal Home Loan Bank, 0.6-0.75%, (cost $1,500,000)	1,500,000	6/17/2016 - 6/24/2016	7.67%	1,493,145	-	-	-	-
Freddie Mac Bond, 0.35% (cost $2,000,084 and $2,000,084, respectively)	2,000,000	11/26/2014-12/5/2014	10.27%	2,000,720	2,000,000	11/26/2014-12/5/2014	8.61%	2,000,870
Freddie Mac Note, 0.5% (cost $1,500,000)	-	-	-	-	1,500,000	2/21/2014	6.45%	1,500,645
Freddie Mac Bond, 0.625% (cost $502,061)	500,000	8/21/2015	2.57%	501,170	-	-	-	-
Fannie Mae, 0.55-0.65% (cost $1,250,000)	1,250,000	2/26/2016-3/28/2016	6.39%	1,244,793	-	-	-	-
Total Government Agencies	$5,250,000		26.90%	$5,239,828	$5,500,000		23.67%	$5,502,285

Short-Term Investment Funds
United States
Short-Term Investment Funds (cost $2,633 and $3,600, respectively)			0.01%	$2,633			0.02%	$3,600

Total Fixed Income Securities (cost $11,836,654 and $11,005,602, respectively)				$11,775,841				$11,003,681

Investment in Global Diversified Managed Futures Portfolio LLC (cost $830,000)			5.05%	$982,881			-	$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	UNAUDITED		UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(311,621)	$164,707	$(354,405)	$(640,659)
Change in unrealized gain (loss) on open positions	(221,377)	(377,535)	(39,413)	(714,879)
Change in unrealized gain (loss) on investment in
Global Diversified Managed Futures Portfolio LLC	131,201	-	159,920	-
Foreign currency transaction gain (loss)	2,384	(3,924)	(3,768)	(15,401)
Total Trading gain (loss)	(399,413)	(216,752)	(237,666)	(1,370,939)

Net investment income (loss):
Interest income	53,525	55,524	134,740	154,464
Realized gain (loss) on fixed income securities	(52,174)	(47,078)	(59,167)	(178,092)
Change in unrealized gain (loss) on fixed income securities	(1,005)	20,397	(58,893)	101,707
Total net investment gain (loss)	346	28,843	16,680	78,079

Expenses:
Commissions - Class A	220,411	332,014	459,546	718,852
Commissions - Class B	3,278	6,833	7,714	15,322
Advisory fees	8,513	11,546	17,437	26,865
Management fees	95,243	103,780	199,097	239,399
Incentive fees	-	4,411	-	4,411
Ongoing offering expenses	14,000	21,001	21,500	37,467
Operating expenses	106,000	137,001	222,000	270,534
Total expenses	447,445	616,586	927,294	1,312,850

Trading income (loss)	(846,512)	(804,495)	(1,148,280)	(2,605,710)

Non-Trading income (loss):
Interest on Non-Trading reserve	122	84	266	142
Legal and administrative fees	(60,847)	(138,543)	(95,182)	(139,298)
Management fees paid to US Bank	(559)	(73,192)	(77,063)	(175,774)
Non-Trading income (loss)	(61,284)	(211,651)	(171,979)	(314,930)

Net income (loss)	$(907,796)	$(1,016,146)	$(1,320,259)	$(2,920,640)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2013
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	274,403	$21,106,894	8,103	$675,323	535	$41,153
Trading income (loss)	-	(1,120,592)	-	(25,349)	-	(2,339)
Transfer from Class A to Class B	(24)	(1,832)	22	1,832	-	-
Unitholders redemptions	(30,274)	(2,275,090)	(2,203)	(181,684)	-	-
Balances at June 30, 2013	244,105	$17,709,380	5,922	$470,122	535	$38,814

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2012	283,041	$21,823,370
Trading income (loss)	-	(1,148,280)
Transfer from Class A to Class B	(2)	-
Unitholders' redemptions	(32,477)	(2,456,774)
Balances at June 30, 2013	250,562	$18,218,316

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	237,663	$149,728	2,035,625	$1,277,360	2,273,288	$1,427,088
Non-Trading income (loss)	-	(18,035)	-	(153,944)	-	(171,979)
Reallocation due to redemptions	(21,863)	(12,403)	21,863	12,403	-	-
Balances at June 30, 2013	215,800	$119,290	2,057,488	$1,135,819	2,273,288	$1,255,109

Total Unitholders Capital at June 30, 2013						$19,473,425

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2012	$76.92	$83.34	$0.63
Net change per unit	(4.37)	(3.96)	(0.08)
Net asset value per unit at June 30, 2013	$72.55	$79.38	$0.55

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to five independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of June 30, 2013, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

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

At June 30, 2013, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. (“Wells”) and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner.

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

(h)           Recent Pronouncement

In December 2011, the Financial Accounting Standards Board (FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) requiring disclosure of both gross and net information related to offsetting and related arrangements enabling users of its financial statements to understand the effect of those arrangements on the entity’s financial position.  ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.   Adoption of ASU 2011-11 will expand the Trust’s disclosures, but will have no effect on the Trust’s net assets. The Trust adopted ASU 2011-11 in 2013, with additional disclosure included in Note 11.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Trust currently follows the guidance within the Investment Companies Topic of the FASB Accounting Standards Codification.  The Trust does not expect the adoption of ASU 2013-08 to have a material effect on the Trust's consolidated financial statements.

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

(5) Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and international futures contracts, options, and forward contracts (collectively, “derivatives”) through the trading instructions of the Advisors.  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk - the risk arising from changes in the market value of the contracts - and credit risk - the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the six-month period ended June 30, 2013, and fiscal year 2012, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading, less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through the trading instructions of the Advisors.

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

*The collections on June 4, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, "Cargill"). The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement. All subsequent collections are shown net and were reduced by Cargill's percentage of distributions at 57.25% of the gross collections

(7) Fair Value Measurements

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2013 and the year ended December 31, 2012, the Trust did not have any Level 3 assets or liabilities.

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

At June 30, 2013, the Trust held a non-controlling interest in a non-affiliated limited liability company – the Global Diversified Managed Futures Portfolio, LLC (the “Global Diversified Portfolio”).  The Global Diversified Portfolio trades primarily in exchange-traded futures contracts and fixed income investments, and maintains daily liquidity.  The Trust obtains details of the individual investment holdings of the Global Diversified Portfolio and verifies fair values independently.  There is no lock-up period and the Trust has no unfunded commitments.  Accordingly, the Trust’s investment in the Global Diversified Portfolio is classified within Level 1 of the valuation hierarchy.

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and year ended December 31, 2012, respectively:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$146,825	$-	$-	$146,825
Investment in Global Diversified Managed Futures Portfolio LLC	982,881	-	-	982,881
Purchased options on futures contracts	2,266,543	-	-	2,266,543
Fixed income securities	-	11,775,841	-	11,775,841
Total assets	3,396,249	11,775,841	-	15,172,090

Liabilities
Options written on futures contracts	3,070,552	-	-	3,070,552
Total fair value	$325,697	$11,775,841	$-	$12,101,538

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$260,744	$-	$-	$260,744
Purchased options on futures contracts	728,440	-	-	728,440
Fixed income securities	-	11,003,681	-	11,003,681
Total assets	989,184	11,003,681	-	11,992,865

Liabilities
Options written on futures contracts	884,242	-	-	884,242
Total fair value	$104,942	$11,003,681	$-	$11,108,623

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

(9) Financial Highlights

The following financial highlights present the Trust’s financial performance for the three and six month periods ended June 30, 2013 and June 30, 2012.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Per share operating performance:
Net asset value of Trading units, beginning of period	$75.80	$86.37	$82.53	$92.18	$76.92	$91.32	$83.34	$96.98
Total Trading income (loss):
Trading gain (loss)	(1.54)	(0.71)	(1.68)	(0.76)	(0.98)	(3.86)	(1.07)	(4.11)
Investment income	0.01	0.08	0.00	0.09	0.06	0.22	0.06	0.23
Expenses	(1.72)	(1.81)	(1.47)	(1.48)	(3.45)	(3.75)	(2.95)	(3.07)
Trading income (loss)	(3.25)	(2.44)	(3.15)	(2.15)	(4.37)	(7.39)	(3.96)	(6.95)
Net asset value of Trading units, end of period	$72.55	$83.93	$79.38	$90.03	$72.55	$83.93	$79.38	$90.03

Total return:
Total return before incentive fees	(4.30%)	(2.81%)	(3.81%)	(2.32%)	(5.68%)	(8.09%)	(4.75%)	(7.14%)
Less incentive fee allocations	0.00%	(0.02%)	0.00%	(0.02%)	0.00%	(0.01%)	0.00%	(0.02%)
Total return	(4.30%)	(2.83%)	(3.81%)	(2.34%)	(5.68%)	(8.10%)	(4.75%)	(7.16%)

Ratios to average net assets:
Trading income (loss)	(4.42%)	(0.75%)	(3.90%)	(0.64%)	(5.72%)	(4.51%)	(4.49%)	(4.48%)
Expenses:
Expenses, less incentive fees	(2.34%)	(2.13%)	(1.83%)	(1.62%)	(4.62%)	(4.34%)	(3.67%)	(3.33%)
Incentive fees	0.00%	(0.02%)	0.00%	(0.02%)	0.00%	(0.01%)	0.00%	(0.02%)
Total expenses	(2.34%)	(2.15%)	(1.83%)	(1.64%)	(4.62%)	(4.35%)	(3.67%)	(3.35%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six month periods ended June 30, 2013 and 2012, respectively. The amounts for each period are not annualized.

(10)Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC-registered investment adviser and an affiliate of the Managing Owner, to serve as the Trust’s cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance of the Trust’s deposits held by RJOIM.  As of June 30, 2013, such deposits consisted of $3,763,722 in cash and $11,775,841 in fixed income securities.  Aggregate advisory fees earned by RJOIM totaled $8,513 and $17,437 for the three and six months ended June 30, 2013, respectively.

(11) Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” its derivatives through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$339,614	$(722,454)	$(382,840)
Currency	3,126	(134,485)	(131,359)
Energy	39,618	(213,530)	(173,912)
Indices	13,964	(55,217)	(41,253)
Interest Rates	51,934	(919)	51,015
Metals	89,247	(68,082)	21,165
	$537,503	$(1,194,687)	$(657,184)

As of December 31, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$678,316	$(369,972)	$308,344
Currency	94,041	(185,622)	(91,581)
Energy	76,522	(202,853)	(126,331)
Indices	60,504	(55,851)	4,653
Interest Rates	30,579	(20,778)	9,801
Metals	23,749	(23,693)	56
	$963,711	$(858,769)	$104,942

The Company has elected to present the above reported derivative assets and liabilities held by RJO on a net basis in the consolidated statements of financial condition, within the categories of unrealized gain or loss on open contracts, purchased options on futures contracts, and options written on futures contracts.  Further details are provided below:

As of June 30, 2013
	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$388,524	$(241,699)	$146,825
Purchased options on futures contracts	2,266,543	-	2,266,543
Options written on futures contracts	-	(3,070,552)	(3,070,552)

Total	$2,655,067	$(3,312,251)	$(657,184)

As of December 31, 2012
	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$593,783	$(333,039)	$260,744
Purchased options on futures contracts	728,440	-	728,440
Options written on futures contracts	-	(884,242)	(884,242)

Total	$1,322,223	$(1,217,281)	$104,942

Trading gain (loss) for the following periods:

	Six Months Ended June 30,
Type of Futures Contracts	2013	2012
Agriculture	$(184,663)	$(316,348)
Currency	(176,681)	(643,324)
Energy	(13,094)	182,210
Indices	(217,160)	(337,237)
Interest Rates	(24,325)	137,614
Metals	218,337	(393,854)
	$(397,586)	$(1,370,939)

	Three Months Ended June 30,
Type of Futures Contracts	2013	2012
Agriculture	$(399,350)	$(116,326)
Currency	(137,854)	(205,017)
Energy	(133,992)	(15,791)
Indices	(58,059)	(375,453)
Interest Rates	(17,393)	425,208
Metals	216,034	70,627
	$(530,614)	$(216,752)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)         Introduction

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals pursuant to the trading instructions of multiple independent commodity trading advisors (“CTAs”).  R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).  The Managing Owner is responsible for selecting, monitoring, and replacing the CTAs to the Trust.  As of December 31, 2012, trading decisions for the Trust have been delegated to five independent CTAs: NuWave Investment Management, LLC (“NW”), Aventis Asset Management, LLC (“AAM”), Liberty Funds Group, Inc. (“LFG”); Hyman Beck & Co., Inc. (“HBC”) and Global Ag, LLC (“GA”) (each an “Advisor” and collectively the “Advisors”), pursuant to advisory agreements executed between the Trust and, as applicable, each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).  The Trust has no officers, directors or employees.  The Managing Owner may change the allocation to each Advisor, or add, remove, or replace any Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent Advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor.  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM.  Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors.  On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets.  Those eight Advisors traded the Trust’s assets from October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed and allocated less than 10% of the Trust’s assets.  At April 30, 2012, DCM, TIM, and HCM were terminated as Advisors.  CCG was terminated as of June 30, 2012.  At March 30, 2012, the Trust entered into an Advisory Agreement with Liberty Funds Group, Inc. (“LFG”) and Hyman Beck & Company, Inc. (“HBC”).  At June 30, 2012, the Trust entered into an Advisory Agreement with Aventis Asset Management, LLC (“AAM”).  At August 31, 2012, the Trust entered into an Advisory Agreement with Global AG, LLC (“GA”).  As such, as of June 30, 2013, the Trust’s assets were allocated to the following Advisors:  NW (20.29%), HBC (5.22%), LFG (21.81%), AAM (21.03%), and GA (18.90%), with the remaining percentage allocated to cash.

Effective July 1, 2011, the Managing Owner discontinued the public offering of the Units and began offering the Units on a private placement basis only.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities.  For the six-month period ended June 30, 2013, no units were purchased in Class A and Class B by beneficial owners.  The Managing Owner purchased no Units during this time.  For the six-month period ending June 30, 2013, the unitholders redeemed a total of 30,274 Class A Units for $2,275,090 and 2,203 Class B Units for $181,684.

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

During the six-month period ending June 30, 2013, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of its average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the quarters ended June 30, 2013 and 2012 the Trust has received or accrued to receive trading interest of $391 and $574, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian to the Trust.  As of June 30, 2013 Wells held approximately $15.4 million of the Trust’s assets.  For the quarters ended June 30, 2013 and June 30, 2012 the assets held in this account earned $53,134 and $54,950 of interest income, respectively.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way.  Additionally, no material deficiencies in liquidity were identified, and there are no material unused sources of liquid assets for the quarter ended June 30, 2013.

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

Fiscal Quarter ended June 30, 2013

The Trust recorded net trading losses of $(827,411) or $(3.25) per trading unit for Class A units and a loss of $(19,101) or $(3.15) per trading unit for Class B units in the second quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2013, the Trust (Class A units) has lost 11.31% since its inception in June 1997.  Class B units have lost 33.51% since their inception in January 2009.

As of June 30, 2013, the Trust’s assets were allocated to the following Advisors:  NW (20.29%), HBC (5.22%), LFG (21.81%), AAM (21.03%), and GA (18.90%), with the remaining percentage allocated to cash.

The stock market set new all time highs during the month of April.  The S&P finished April up almost 13% for the year.  Near record low yields persist in German, French, Japanese, and US sovereign debt markets.  Central banks around the world remain committed to a low to near zero interest rate environment in an attempt to provide fuel to weak global economic recoveries.  The Dow Jones UBS Commodity Index continued its slide during April and has lost approximately 4% for the year to date.  With no signs of inflation and stagnant global demand for most commodities, markets just cannot seem to sustain any upside momentum.

The stock market posted new all time highs again during the month of May.  The S&P 500 Total Return Index gained another 2.3% and is up just over 15% for the year.  A stronger U.S. Dollar and a perception of tepid global economic growth kept pressure on the Dow Jones UBS Commodity Index.  The Index lost over 2% during the month and is now down over 6% for the year to date.  While Central banks around the world remain committed to a near zero interest rate environment in an attempt to provide fuel to weak global economic recoveries, longer term rates crept higher during the month.  The yield on the U.S.10-year treasury closed the month at 2.16%, a new high for the year.  The perception that the Central Banks are going to remain committed to an “easy” monetary environment while governments put off dealing with mounting debts and budget issues might just be starting concerns on the part of bond holders.

During June, the Federal Reserve Bank announced its plan to gradually begin reducing the amount of U.S. Treasury notes and bonds it has been purchasing on a monthly basis.  This caused interest rates to rise to their highest levels in over a year.  The yield on the 10-year note rose rapidly from 2% to just over 2.5%.  While rates continue to be low by historical standards, the change of stance by the Fed did serve to dampen investors’ enthusiasm for stocks, bonds, and commodities during June.  The S&P 500 Total Return Index lost just over 1.4% during June, its first losing month since October of last year.  The Index managed to remain positive for the 2nd quarter and has gained almost 14% for the year to date.  A stronger U.S. dollar didn’t provide any help for the Dow Jones UBS Commodity Index.  The Index lost 4.72% during the month and commodities are now down over 10% for the year to date.  In the commodity sector, crude oil and natural gas have held steady while the metals markets have faced the most selling.

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

Several reports out in January 2013 noted that market participation by governments  and central banks around the world reached unprecedented levels over the last few years.  This participation has suppressed market volatility and put off an ultimate response to ballooning global debt problems.  The U.S. Congress and President have pushed back budget discussions until late spring.  The stock market did not experience negative effects as a result.  The S&P 500 jumped out to a 5% gain in January.  Interest rates, on the other hand, have not reacted favorably to the recent developments.  The interest rate on the 10-year U.S. treasury, while still low by historical standards, has crept back into the 2% range after spending much of last year between 1.5% and 1.8%.  Crude oil is creeping back towards $100 per barrel and other commodities appear to be well bid for.

In February, the S&P 500  continued its climb and tested the all-time highs established back in October 2007 by adding a 1.4% profit to its 5% gain in January. Sell offs in crude oil and gold led the commodity sector lower. The Dow Jones UBS Commodity Index was down over 4% in February and is now negative for the year. Yield on the 10-Year U.S. treasury found support at the 2% level and has now drifted back to 1.85%. In part, the commodity sell off and bounce in the treasury market was in response to the U.S. government sequester that took place at month end February and was signed into law on March 1. The automatic spending cuts are expected to dampen economic activity and temporarily put off inflation concerns. Governments around the world continue to participate in the markets, postponing more lasting solutions to the global economic challenges. The ultimate market response to this unprecedented government participation is expected to be significant and could offer some investment opportunities in the managed futures sector.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2013

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)  For the quarter-ended June 30, 2013, the Trust issued no Units in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b)  The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2013:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	5,187	145	$76.40	$83.32
May	4,464	156	$72.18	$78.84
June	5,443	-	$72.55	$79.38

Total	15,094	301

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

a)	Exhibits

Index to Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.1

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.2

3.03	Restated Certificate of Trust of the Registrant.3

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

1 Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K.
2 Incorporated by reference herein from the exhibit of the same description filed on July 15, 2011 on Form 8-K.
3 Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.
** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:           August 9, 2013

By:           R.J. O’Brien Fund Management, LLC
Managing Owner

By:           /s/  Jason Manumaleuna
Jason Manumaleuna
Principal Financial Officer and duly authorized officer