Form 10-Q
period 2013-09-30
RJO GLOBAL TRUST
filed 2013-11-13
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	September 30,	December 31,
	2013	2012
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$1,991,348	$2,216,652
Unrealized gain (loss) on open contracts	(23,065)	260,744
Purchased options on futures contracts (premiums paid $0 and $753,417, respectively)	-	728,440
Total due from broker	1,968,283	3,205,836

Cash and cash equivalents on deposit with affiliate	3,745,030	8,659,507
Receivable from Global Diversified Managed Futures Portfolio LLC	808,164	-
Cash on deposit with bank	5,761	696,111
Fixed income securities (cost $10,337,195 and $11,005,602, respectively), held by affiliate	10,300,134	11,003,681
Interest receivable	34,120	9,207
Cash on deposit with bank - Non-Trading	1,309,496	1,364,487
Prepaid expenses - Non-Trading	150,919	76,392

Total Assets	$18,321,907	$25,015,221
Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $0 and $978,634, respectively)	$-	$884,242
Accrued commissions	23,399	54,558
Accrued management fees	31,107	37,239
Accrued operating expenses	202,268	209,592
Accrued offering expenses	20,195	-
Redemptions payable-Trading	1,431,675	565,316
Accrued legal fees- Non-Trading	77,442	2,364
Accrued management fees to U.S. Bank-Non-Trading	9,867	10,418
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	1,796,987	1,764,763

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (211,228 and 274,403 units outstanding at September 30, 2013 and December 31, 2012, respectively)	14,678,297	21,106,894
Class B (5,723 and 8,103 units outstanding at September 30, 2013 and December 31, 2012, respectively)	437,356	675,323
Managing owner (535 Class A units outstanding)	37,178	41,153

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (188,368 and 237,663 units outstanding at September 30, 2013 and December 31, 2012, respectively)	113,693	149,728
Nonparticipating owners (2,084,920 and 2,035,625 units outstanding at September 30, 2013 and December 31, 2012, respectively)	1,258,396	1,277,360

Total unitholders' capital	16,524,920	23,250,458

Total Liabilities and Unitholders' Capital	$18,321,907	$25,015,221

Net asset value per unit:
Trading:
Class A	$69.49	$76.92
Class B	$76.42	$83.34
LLC equity/Non-Trading	$0.60	$0.63

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedules of Investments

	September 30, 2013		December 31, 2012
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	-	$-	-1.04%	$(241,904)
Currency	-	-	0.12%	28,665
Energy	-	-	0.33%	77,294
Indices	-	-	0.22%	50,444
Interest rates	-	-	0.08%	19,455
Metals	0.05%	7,890	0.08%	18,129

Total long positions on open contracts		$7,890		$(47,917)

Short Positions
Futures Positions
Agriculture	-	$-	1.39%	$324,276
Currency	-	-	0.20%	47,442
Energy	-	-	-0.22%	(51,455)
Indices	-	-	-0.05%	(11,941)
Interest rates	-	-	0.03%	7,003
Metals	-0.19%	(30,955)	-0.03%	(6,664)

Total short positions on open contracts		$(30,955)		$308,661

Total unrealized gain\loss on open contracts		$(23,065)		$260,744

Long put options on future contracts
Agriculture (premiums paid - $0 and $437,577, respectively)	-	$-	2.59%	$601,497

Total long put options on futures contracts		$-		$601,497

Short put options on future contracts
Agriculture (premiums received - $0 and $106,627, respectively)	-	$-	-0.44%	$(102,345)
Currency (premiums received - $0 and $73,421, respectively)	-	-	-0.41%	(95,775)
Energy (premiums received - $0 and $87,040, respectively)	-	-	-0.46%	(106,850)
Indices (premiums received - $0 and $39,900, respectively)	-	-	-0.09%	(21,850)
Interest (premiums received - $0 and $29,469, respectively)	-	-	-0.07%	(16,656)
Metals (premiums received - $0 and $6,300, respectively)	-	-	-0.02%	(4,550)

Total short put options on future contracts		$-		$(348,026)

Long call options on future contracts
Agriculture (premiums paid - $0 and $237,430, respectively)	-	$-	0.46%	$107,423
Energy (premiums paid - $0 and $78,410, respectively)	-	-	0.08%	19,520

Total long call options on future contracts		$-		$126,943

Short call options on future contracts
Agriculture (premiums received - $0 and $460,664, respectively)	-	$-	-1.64%	$(380,603)
Currency (premiums received - $0 and $83,423, respectively)	-	-	-0.31%	(71,913)
Energy (premiums received - $0 and $68,200, respectively)	-	-	-0.28%	(64,840)
Indices (premiums received - $0 and $16,800, respectively)	-	-	-0.05%	(12,000)
Metals (premiums received - $0 and $6,790, respectively)	-	-	-0.03%	(6,860)

Total short put options on future contracts		$-		$(536,216)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedules of Investments

	September 30, 2013				December 31, 2012
	Face	Maturity	Percentage of		Face	Maturity	Percentage of
	Value	Date	Net Assets	Fair value	Value	Date	Net Assets	Fair value
Securities owned

Corporate Bonds
National Australia Bank, Floating Note (cost $0 and $1,504,227, respectively)	$-	-	-	$-	$1,500,000	1/8/2013	6.45%	$1,500,105
BB&T Corp Note 2.050% (cost $762,124 and $0, respectively)	750,000	4/28/2014	4.57%	755,835
Goldman Sachs Group Inc Nt , 6% (cost $739,575 and $0, respectively)	700,000	5/1/2014	4.37%	721,749
JP Morgan Corp Note, 2.050% (cost $636,316 and $0, respectively)	625,000	1/24/2014	3.80%	628,319	-	-	-	-
Total Corporate Bonds	2,075,000		12.74%	2,105,903	1,500,000		6.45%	1,500,105

Commercial Paper
Suncorp Metway Ltd., (cost $748,330 and $999,542, respectively)	750,000	1/23/2014	4.53%	748,330	1,000,000	2/5/2013	4.30%	999,542
Banco De Chile, (cost $0 and $999,222, respectively)	-	-	-	-	1,000,000	3/7/2013	4.30%	999,222
Korea Development Bank, (cost $749,303 and $999,316, respectively)	750,000	11/1/2013	4.53%	749,303	1,000,000	1/17/2013	4.30%	999,316
Shinhan Bank CP, (cost $698,563 and $0, respectively)	700,000	3/18/2014	4.23%	698,563	-	-	-	-
Macquarie Bank CP, (cost $748,469 and $0, respectively)	750,000	1/15/2014	4.53%	748,469	-	-	-	-
Nextera Energy Capital Holdings, (cost $0 and $999,611, respectively)	-	-	-	-	1,000,000	1/22/2013	4.30%	999,611
Total Commercial Paper	2,950,000		17.82%	2,944,665	4,000,000		17.20%	3,997,691

Government Agencies
Federal Home Loan Bank, 0.3-0.45%, (cost $0 and $2,000,000, respectively)	-	-	-	-	2,000,000	6/4/2014-8/7/2014	8.61%	2,000,770
Federal Home Loan Bank, 0.6-0.75%, (cost $1,500,000 and $0, respectively)	1,500,000	6/17/2016 - 6/24/2016	9.06%	1,496,370	-	-	-	-
Freddie Mac Bond, 0.35%, (cost $0 and $2,000,084, respectively)	-	-	-	-	2,000,000	11/26/2014-12/5/2014	8.61%	2,000,870
Freddie Mac Note, 0.5%, (cost $0 and $1,500,000, respectively)	-	-	-	-	1,500,000	2/21/2014	6.45%	1,500,645
Freddie Mac Bond, 0.35-0.625%, (cost $2,502,144 and $0, respectively)	2,500,000	11/26/2014-8/21/2015	15.15%	2,502,745	-	-	-	-
Fannie Mae, 0.55-0.65%, (cost $1,250,000 and $0, respectively)	1,250,000	2/26/2016-3/28/2016	7.55%	1,248,080	-	-	-	-
Total Government Agencies	5,250,000		31.76%	5,247,195	5,500,000		23.67%	5,502,285

Short-Term Investment Funds
United States
Short-Term Investment Funds, (cost $2,371 and $3,600, respectively)			0.01%	2,371			0.02%	3,600

Total Fixed Income Securities (cost $10,337,195 and $11,005,602, respectively)				$10,300,134				$11,003,681

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	UNAUDITED		UNAUDITED

Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$127,000	$(779,555)	$(227,405)	$(1,420,214)
Change in unrealized gain (loss) on open positions	(313,812)	273,115	(353,225)	(441,764)
Realized gain (loss) on investment in Global Diversified Managed Futures Portfolio LLC	(12,749)	-	(12,749)	-
Change in unrealized gain (loss) on investment in Global Diversified Managed Futures Portfolio LLC	(159,920)	-	-	-
Foreign currency transaction gain (loss)	2,405	(9,944)	(1,364)	(25,345)
Total Trading gain (loss)	(357,076)	(516,384)	(594,743)	(1,887,323)

Net investment income (loss):
Interest income	55,729	29,255	190,469	183,719
Realized gain (loss) on fixed income securities	(56,081)	(18,353)	(115,248)	(196,445)
Change in unrealized gain (loss) on fixed income securities	23,753	20,421	(35,140)	122,128
Total net investment gain (loss)	23,401	31,323	40,081	109,402

Expenses:
Commissions - Class A	196,175	296,274	655,721	1,015,126
Commissions - Class B	3,064	6,137	10,777	21,459
Advisory fees	7,538	13,729	24,977	40,594
Management fees	87,658	128,690	286,755	368,089
Incentive fees	-	25,462	-	29,873
Ongoing offering expenses	7,000	21,000	28,500	58,467
Operating expenses	108,000	150,000	330,000	420,534
Total expenses	409,435	641,292	1,336,730	1,954,142

Trading income (loss)	(743,110)	(1,126,353)	(1,891,392)	(3,732,063)

Non-Trading income (loss):
Interest on Non-Trading reserve	65	76	331	218
Collections in excess of impaired value	240,556	-	240,556	-
Legal and administrative fees	(15,304)	-	(110,486)	(139,299)
Management fees paid to US Bank	(108,337)	(59,931)	(185,400)	(235,705)
Non-Trading income (loss)	116,980	(59,855)	(54,999)	(374,786)

Net income (loss)	$(626,130)	$(1,186,208)	$(1,946,391)	$(4,106,849)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2013
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	274,403	$21,106,894	8,103	$675,323	535	$41,153
Trading income (loss)	-	(1,844,515)	-	(42,902)	-	(3,975)
Transfer from Class A to B	(24)	(1,832)	22	1,832	-	-
Unitholders redemptions	(63,151)	(4,582,250)	(2,402)	(196,897)	-	-
Balances at September 30, 2013	211,228	$14,678,297	5,723	$437,356	535	$37,178

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2012	283,041	$21,823,370
Trading income (loss)	-	(1,891,392)
Transfer from Class A to B	(2)	-
Unitholders' redemptions	(65,553)	(4,779,147)
Balances at September 30, 2013	217,486	$15,152,831

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2012	237,663	$149,728	2,035,625	$1,277,360	2,273,288	$1,427,088
Non-Trading income (loss)	-	(7,075)	-	(47,924)	-	(54,999)
Reallocation due to Redemptions	(49,295)	(28,960)	49,295	28,960	-	-
Balances at September 30, 2013	188,368	$113,693	2,084,920	$1,258,396	2,273,288	$1,372,089

Total Unitholders Capital at September 30, 2013						$16,524,920
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2012	$76.92	$83.34	$0.63
Net change per unit	(7.43)	(6.92)	(0.03)
Net asset value per unit at September 30, 2013	$69.49	$76.42	$0.60

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to five independent commodity trading advisors (each an “Advisor” and collectively the “Advisors”) as of September 30, 2013, pursuant to advisory agreements executed between the Trust and each Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

As of September 30, 2013, the Trust liquidated substantially all open positions and went to cash within each Advisor’s portfolios. This was in anticipation of allocating the assets with the new Investment Manager beginning in October 2013.  Please refer to Note 6 - Subsequent Events for further detail.

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

(c)         Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on their trade date.  All such transactions are recorded on a mark-to-market basis and measured at fair value daily.  Unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and fair value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the reporting period or as of the last date of the consolidated financial statements.  As the broker has the right of offset, the Trust presents unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the consolidated statements of financial condition.  Any change in net unrealized gain or loss on futures and forward contracts from the preceding period is reported in the consolidated statements of operations.  Gains or losses are realized when contracts are liquidated.

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

At September 30, 2013, the Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury Bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  The Trust also earns interest on cash and cash equivalents held at Wells Fargo Bank N.A. (“Wells”) and managed by RJO Investment Management, LLC (“RJOIM”), an affiliate of the Managing Owner.

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

(h)         Recent Pronouncement

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) requiring disclosure of both gross and net information related to offsetting and related arrangements enabling users of its financial statements to understand the effect of those arrangements on the entity’s financial position.  ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.   Adoption of ASU 2011-11 will expand the Trust’s disclosures, but will have no effect on the Trust’s net assets. The Trust adopted ASU 2011-11 in 2013, with additional disclosure included in Note 11.

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

Please refer to the subsequent events note for the new fee structure within the Trust beginning in October 2013.

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

Net trading results from derivatives for the three and nine-month period ended September 30, 2013 and 2012, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading, less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through the trading instructions of the Advisors.

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

Recoveries from RCM, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at RCM
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	RCM		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489
10/31/12	404,908	*	-	404,908	*	-	-	-
12/05/12	294,875	*	-	294,875	*	-	-	-
08/05/13	240,556	*	-	240,556	*	-	-	-

Totals	$49,304,801		$-	$32,341,539		$28,976,252	135,840	$12,457,447

*The collections on June 4, 2010 were from a settlement agreement reached with Cargill, Inc. and Cargill Investors Services, Inc (together, "Cargill"). The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill's percentage of distributions, as defined in the Settlement Agreement. All subsequent collections are shown net and were reduced by Cargill's percentage of distributions at 57.25% of the gross collections.

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

         Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2013 and December 31, 2012, the Trust did not have any Level 3 assets or liabilities.

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

Prior to September 30, 2013, the Trust held a non-controlling interest in a non-affiliated limited liability company – the Global Diversified Managed Futures Portfolio, LLC (the “Global Diversified Portfolio”).  The Global Diversified Portfolio trades primarily in exchange-traded futures contracts and fixed income investments, and maintains daily liquidity.  During September 2013, the Trust redeemed its investment in the Global Diversified Portfolio.  The receivable reflected in the statement of financial condition was fully collected by October 11, 2013 and approximates fair value.

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized loss on open contracts:
Futures positions	$(23,065)	-	-	$(23,065)
Fixed income securities	-	10,300,134	-	10,300,134
Total fair value	$(23,065)	$10,300,134	-	$10,277,069

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$260,744	$-	$-	$260,744
Purchased options on futures contracts	728,440	-	-	728,440
Fixed income securities	-	11,003,681	-	11,003,681
Total assets	989,184	11,003,681	-	11,992,865

Liabilities
Options written on futures contracts	884,242	-	-	884,242
Total fair value	$104,942	$11,003,681	$-	$11,108,623

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

Please refer to the subsequent events note for the new commission structure within the Trust beginning in October 2013.

 (9)  Financial Highlights

The following financial highlights present the Trust’s financial performance for the three and nine month periods ended September 30, 2013 and September 30, 2012.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period and is not annualized.  Total return is calculated based on the aggregate return of the Trust taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Per share operating performance:
Net asset value of Trading units, beginning of period	$72.55	$83.93	$79.38	$90.03	$76.92	$91.32	$83.34	$96.98
Total Trading income (loss):
Trading gain (loss)	(1.47)	(1.73)	(1.60)	(1.87)	(2.44)	(5.59)	(2.68)	(5.98)
Investment income	0.10	0.10	0.10	0.11	0.15	0.32	0.17	0.34
Expenses	(1.69)	(2.04)	(1.46)	(1.75)	(5.14)	(5.79)	(4.41)	(4.82)
Trading income (loss)	(3.06)	(3.67)	(2.96)	(3.51)	(7.43)	(11.06)	(6.92)	(10.46)
Net asset value of Trading units, end of period	$69.49	$80.26	$76.42	$86.52	$69.49	$80.26	$76.42	$86.52

Total return:
Total return before incentive fees	(4.22%)	(4.48%)	(3.73%)	(4.00%)	(9.66%)	(12.18%)	(8.31%)	(10.85%)
Less incentive fee allocations	0.00%	(0.10%)	0.00%	(0.10%)	0.00%	(0.07%)	0.00%	(0.07%)
Total return	(4.22%)	(4.58%)	(3.73%)	(4.10%)	(9.66%)	(12.25%)	(8.31%)	(10.92%)

Ratios to average net assets:
Trading income (loss)	(4.42%)	(1.98%)	(3.84%)	(2.00%)	(9.98%)	(6.51%)	(8.08%)	(6.48%)
Expenses:
Expenses, less incentive fees	(2.44%)	(2.58%)	(1.89%)	(2.06%)	(7.06%)	(6.86%)	(5.53%)	(5.34%)
Incentive fees	0.00%	(0.10%)	0.00%	(0.10%)	0.00%	(0.07%)	0.00%	(0.07%)
Total expenses	(2.44%)	(2.68%)	(1.89%)	(2.16%)	(7.06%)	(6.93%)	(5.53%)	(5.41%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine month periods ended September 30, 2013 and 2012, respectively. The amounts for each period are not annualized.

(10) Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC-registered investment adviser and an affiliate of the Managing Owner, to serve as the Trust’s cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20%, calculated and accrued daily at a rate equal to 1/360 of the principal balance of the Trust’s deposits held by RJOIM.  As of September 30, 2013, such deposits consisted of $3,745,030 in cash and $10,300,134 in fixed income securities.  Aggregate advisory fees earned by RJOIM totaled $7,538 and $24,977 for the three and nine months ended September 30, 2013, respectively.

(11) Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” its derivatives through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Metals	$10,970	$(34,035)	$(23,065)
	$10,970	$(34,035)	$(23,065)

As of December 31, 2012
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$678,316	$(369,972)	$308,344
Currency	94,041	(185,622)	(91,581)
Energy	76,522	(202,853)	(126,331)
Indices	60,504	(55,851)	4,653
Interest Rates	30,579	(20,778)	9,801
Metals	23,749	(23,693)	56
	$963,711	$(858,769)	$104,942

The Company has elected to present the above reported derivative assets and liabilities held by RJO on a net basis in the consolidated statements of financial condition, within the categories of unrealized gain or loss on open contracts, purchased options on futures contracts, and options written on futures contracts.  Further details are provided below:

As of September 30, 2013
	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$10,970	$(34,035)	$(23,065)

Total	$10,970	$(34,035)	$(23,065)

	Gross		Net
	Assets	Liabilities	Assets (Liabilities)
Unrealized gain (loss) on open contracts	$593,783	$(333,039)	$260,744
Purchased options on futures contracts	728,440	-	728,440
Options written on futures contracts	-	(884,242)	(884,242)

Total	$1,322,223	$(1,217,281)	$104,942

Trading gain (loss) for the following periods:

	Nine Months Ended September 30
Type of Futures Contracts	2013	2012
Agriculture	$264,053	$(300,187)
Currency	(291,173)	(819,922)
Energy	(221,429)	(79,134)
Indices	(263,585)	(526,943)
Interest Rates	(120,876)	164,439
Metals	51,016	(325,576)
	$(581,994)	$(1,887,323)

	Three Months Ended September 30,
Type of Futures Contracts	2013	2012
Agriculture	$448,716	$16,161
Currency	(114,491)	(176,598)
Energy	(208,334)	(261,344)
Indices	(46,465)	(189,706)
Interest Rates	(96,551)	26,825
Metals	(167,282)	68,278
	$(184,407)	$(516,384)

(12) Subsequent Events

The Managing Owner has appointed RPM Risk & Portfolio Management AB (“RPM” or the “Investment Manager”) as Investment Manager to the Trust, pursuant to an Investment Management Agreement, dated August 30, 2013.

A copy of the Investment Management Agreement is filed as Exhibit 10.01 to this report.

The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to multiple independent commodity trading advisors via advisory agreements.  With the Trust’s appointment of RPM as Investment Manager, the Trust’s assets will be allocated to commodity trading advisors through the Investment Manager’s “Evolving Manager Program.”  The Investment Manager will assume responsibility for selecting, monitoring and managing the commodity trading advisors utilized by the Trust. On October 22, 2013, a Second Amendment to the Trust Agreement was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager.  The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.

A copy of the Second Amendment is filed as Exhibit 3.03 to this report.

On September 2, 2013, the Managing Owner distributed a notice on behalf of the Trust to its unitholders reflecting such fee and expense udpates.

A copy of the notice is filed as Exhibit 99.01 to this report.

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

The Trust was originally established and operated as a single-advisor commodity pool.  John W. Henry & Company, Inc. (“JWH”) served as the Trust’s sole trading Advisor until October 31, 2008.  As of November 1, 2008, the Trust became a multi-advisor commodity pool where trading decisions for the Trust were delegated to five independent Advisors:  JWH, AIS Futures Management (“AIS”), Abraham Trading Corp. (“ATC”), Global Advisors LP (“GALP”) and Peninsula LP (“PLP”), pursuant to Advisory Agreements executed between the Trust and each Advisor.  Effective February 1, 2009, NuWave Investment Management, LLC (“NW”) became the Trust’s sixth Advisor.  As of March 31, 2009, PLP was terminated as an Advisor to the Trust.  Effective June 1, 2009, the Trust entered into an Advisory Agreement with Global Advisors (Jersey) Limited (“GAJL”) to replace its Advisory Agreement with GALP, in connection with GALP’s initiative to migrate all of its clients to its Jersey-based (UK) entity.  As of June 30, 2009, AIS was terminated as an Advisor to the Trust and the Trust’s assets were reallocated with equal weighting of 16.666% each to the remaining four Advisors along with Conquest Capital Group (“CCG”) and Haar Capital Management (“HCM”) beginning July 1, 2009.  As of September 30, 2010, the Advisors to the Trust consisted of JWH, NW, ATC, GAJL, CCG, and HCM.  Beginning October 1, 2010, the Trust entered into Advisory Agreements with two additional Advisors.  On October 1, 2010 Trigon Investment Management (“TIM”) and Dominion Capital Management Institutional Advisers, Inc. (“DCM”) were each allocated approximately 8.33% of the Trust’s assets.  Those eight Advisors traded the Trust’s assets from October 1, 2010 to March 31, 2012.  As of April 1, 2012 GAJL was terminated and two new Trading Advisors were appointed and allocated less than 10% of the Trust’s assets.  At April 30, 2012, DCM, TIM, and HCM were terminated as Advisors.  CCG was terminated as of June 30, 2012.  At March 30, 2012, the Trust entered into an Advisory Agreement with Liberty Funds Group, Inc. (“LFG”) and Hyman Beck & Company, Inc. (“HBC”).  At June 30, 2012, the Trust entered into an Advisory Agreement with Aventis Asset Management, LLC (“AAM”).  At August 31, 2012, the Trust entered into an Advisory Agreement with Global AG, LLC (“GA”).  As such, as of September 30, 2013, the Trust’s assets were allocated to the following Advisors:  NW (19.17%), HBC (4.80%), LFG (20.98%), AAM (21.34%), and GA (20.99%), with the remaining percentage allocated to cash.

Effective July 1, 2011, the Managing Owner discontinued the public offering of the Units and began offering the Units on a private placement basis only.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of Units and the gains and losses of the Trust’s trading activities.  For the nine-month period ended September 30, 2013, no units were purchased in Class A and Class B by beneficial owners.  The Managing Owner purchased no Units during this time.  For the nine-month period ending September 30, 2013, the unitholders redeemed a total of 63,151 Class A Units for $4,582,250 and 2,402 Class B Units for $196,897.

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

During the nine-month period ending September 30, 2013, the Trust had no material credit exposure to a counterparty which is a foreign commodities exchange.

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

The Trust earns interest on 100% of its average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in U.S. dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the quarters ended September 30, 2013 and 2012 the Trust has received or accrued to receive trading interest of $215 and $1,181, respectively from RJO.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian to the Trust.  As of September 30, 2013 Wells held approximately $14.0 million of the Trust’s assets.  For the quarters ended September 30, 2013 and 2012 the assets held in this account earned $55,729 and $29,255 of interest income, respectively.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way.  Additionally, no material deficiencies in liquidity were identified, and there are no material unused sources of liquid assets for the quarter ended September 30, 2013.

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

Fiscal Quarter ended September 30, 2013

The Trust recorded net trading losses of $(725,559) or $(3.06) per trading unit for Class A units and a loss of $(17,551) or $(2.96) per trading unit for Class B units in the third quarter of 2012 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts).  As of September 30, 2013, the Trust (Class A units) has lost 15.05% since its inception in June 1997.  Class B units have lost 35.99% since their inception in January 2009.

As such, as of September 30, 2013, the Trust’s assets were allocated to the following Advisors:  NW (19.17%), HBC (4.80%), LFG (20.98%), AAM (21.34%), and GA (20.99%), with the remaining percentage allocated to cash.

Stocks rebounded strongly in July with the S&P 500 rising almost 5% to finish the month at a new all-time high, showing a gain of 18.20% for the year.  After a significant percentage jump in June, interest rates stabilized in July.  The 10-Year U.S. Treasury Note traded in a narrow range during the month averaging 2.6%.  The markets seem to have acknowledged that the U.S. economy is growing steadily without much inflationary pressure.  Still, investors are watching the Fed very closely for any hint of a pullback from its 4-year endeavor to support the economy with easy monetary policy.  A new variable for Fed watchers is the upcoming replacement for Fed Chairman Bernanke.  The U.S. Dollar remained strong against the Japanese Yen, Aussie Dollar and Canadian Dollar but slid a bit during the month against the Euro.  The Dow Jones UBS Commodity Index gained slightly during the month but remains down almost 10% for the year to date.

Stocks lost ground in August for the second time in the last three months.  Concern over military action in Syria and inconsistent economic reports seem to have given the market a reason for pause.  The S&P is still up approximately 16% for the year to date.  US Treasury yields inched higher over the course of the month.  The total return on the US 10-year note is -5.39% for the year to date.  The US Dollar remained strong against the Japanese Yen, Ausie Dollar and Canadian Dollar but continues to remain on the weaker side versus the Euro, Pound, and the Swiss Franc.  The Dow Jones UBS Commodity Index gained just over 3% for the month on the back of stronger energy and precious metals markets, but remains down over 6% for the year to date.

Stocks regained lost ground, posted a new all-time high mid-month, then settled back a bit at month end to finish September with a 3% gain.  That puts the S&P 500 Total Return index up approximately 20% for the year to date.  Stock and bond markets were both pleased when the Federal Reserve signaled that it would not begin to taper its purchasing of treasuries in the near future.  The Fed’s decision was based on continued weakness in certain areas of the economy and concern for the lack of momentum of the nation’s overall economic recovery.  Commodities trended lower reflecting adequate supplies in agriculture markets and the lessening of tensions surrounding Egypt and Syria in the Middle East which had supported higher oil prices recently.  As a result, the Dow Jones UBS Commodity Index lost 2.55% during the month and has lost almost 9% for the year to date.  After a brief rise in August, the U.S. Dollar resumed a weakening trend in September.  The US Dollar Index has lost 5.6% from its recent peak in early July.

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

Fiscal Quarter ended June 30, 2013

The Trust recorded net trading losses of $(827,411) or $(3.25) per trading unit for Class A units and a loss of $(19,101) or $(3.15) per trading unit for Class B units in the second quarter of 2013 (*** Please see “Notes to Consolidated Financial Statements” in Part I — Item 1 for explanation of net asset value/unit pursuant to events of October 2005, as the following excludes the Trust’s Non-Trading accounts).  As of June 30, 2013, the Trust (Class A units) has lost 11.31% since its inception in June 1997.  Class B units have lost 33.51% since their inception in January 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this quarterly report was filed, the Managing Owner’s Manager and Director (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Manager and Director and the Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2013.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)  For the quarter-ended September 30, 2013, the Trust issued no Units in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b)  The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2013:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
July	8,621	-	$72.11	$79.03
August	3,871	-	$69.50	$76.30
September	20,384	199	$69.49	$76.42

Total	32,876	199

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

a)	Exhibits

Exhibit Number 3.01	Description of Document Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.1

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.2

3.03	Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 22, 2013.

3.04	Restated Certificate of Trust of the Registrant.3

10.01	Investment Management Agreement, entered into as of August, 2013, among RJO Global Trust, R.J. O’Brien Fund Management LLC and RPM Risk and Portfolio Management AB.

3.03	Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 22, 2013.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

99.01	Notice to Unitholders dated October 18, 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

RJO Global Trust

Date:           November 13, 2013

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:           /s/Adam Cromell
Adam Cromell
Principal Financial Officer and duly authorized officer