Form 10-K
period 2013-12-31
RJO GLOBAL TRUST
filed 2014-03-31
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(888) 292 - 9399
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
☐ Yes     ☒ No

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,218,316 as of June 30, 2013.

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

R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware Limited Liability Company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to multiple independent commodity trading advisors (each a “Trading Advisor” and collectively, the “Trading Advisors”) representing the Investment Manager’s “Evolving Manager Program”.  The Evolving Manager Program seeks to identity and select commodity trading advisors with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.  The strategies include three broad based categories that are described as follows (each, an “Eligible Strategy”):

•
Trend Following. A strategy that is often classified as “long volatility” because it tries to take advantage of large movements or “trends” in prices.  Trading programs are often fully systematic with limited application of discretion using a wide range of technical analysis methods to determine when trends occur.

•
Short-Term Trading. A strategy that refers to all futures and currency investment strategies with a trading horizon ranging from intraday to less than a month, which seeks to exploit short-term price inefficiencies.  This is typically done using technical analysis.

•
Fundamental Trading. A strategy that attempts to predict the future direction of markets based on macroeconomic data with less focus on price data alone.  A fundamental approach seeks to find opportunities where price does not properly reflect the fundamental valuation of the underlying asset, i.e. its intrinsic value.  A fundamental valuation can be done using various approaches but the most common methodologies are macroeconomic analysis and relative valuation.

The Investment Manager will, in its discretion, determine the minimum or maximum target allocation or allocation range, or the manner in which to rebalance the Trust or adjust relative weightings of the Trust.  RPM has complete flexibility in allocation and reallocating the Trust’s capital in any manner that it may deem appropriate.  There can be no assurance as to which factors the Investment Manager may consider in making capital allocations for the Trust, or as to which allocation the Investment Manager may make.

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager.  The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of December 31, 2013, RPM has delegated trading decisions for the Trust to five independent Trading Advisors:  Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”), Paskewitz Asset Management, LLC (“PAM”) and Prescient Ridge Management, LLC (“PR”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager,  and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Trust has no officers, directors or employees.  The Managing Owner and/or RPM may change the allocation to each Trading Advisor, or add, remove, or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

RJO is a “futures commission merchant,” the Managing Owner is a “commodity pool operator” and the Trading Advisors to the Trust are “commodity trading advisors,” as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the U.S. Securities and Exchange Commission (the “SEC”), and is a member of the Financial Industry Regulatory Authority (“FINRA”).

RCM, PGR, PAM and PR are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made. However, there are frequent periods during which fundamental factors external to the market dominate prices.  For Bleecker, which is a discretionary trader, economic fundamentals and macroeconomic assessments are made in the implementation of its investment strategy.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and certain state agencies having jurisdiction over the Trust; calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Investment Manager and Trading Advisors under the Investment Management Agreement and Advisory Agreements, as applicable.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust.  Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust: (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); and (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2013, $46,500 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements between the Trading Companies and the appropriate Trading Advisors provide that each Trading Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of December 31, 2013, prior to quarter-end reallocation, RCM was managing 14.83%, PGR 23.44%, Bleecker 20.77%, PAM 10.69% and PR 11.55% of the Trust’s assets, respectively.  Approximately 18.72% of the Trust’s assets were not allocated to a Trading Advisor.  The Advisory Agreements with RCM, PGR, Bleecker and PAM were entered into on October 9, 2013 and the Advisory Agreement with PR was entered into on October 15, 2013.

Pursuant to the Advisory Agreements, the Trust pays each Trading Advisor a management fee of up to 0.08333% of the month-end net assets allocated to each Trading Advisor (up to 1.0% annually) and a quarterly incentive fee of up to 25% of new trading profits, if any, attributable to assets under its management (both fees are calculated after deduction of actual brokerage commissions and incentive fee paid after deduction of management fees also).

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Ninth Amended and Restated Declaration and Agreement of Trust, as amended (the “Trust Agreement”).  The Advisory Agreements generally allow the appropriate Trading Company or the Managing Owner to terminate upon written notice the Advisory Agreement upon specified notice periods or upon the occurrence of certain events, which may include where, (A) any person described as a “principal” of the Trading Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Trading Advisor; (B) a Trading Advisor becomes bankrupt or insolvent; (C) a Trading Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the appropriate Trading Company; (D) the registration, as a CTA, of a Trading Advisor with the Financial Services Authority (“FSA”), as applicable, the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, a Trading Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, a Trading Advisor violates any Trading Policy (as defined in its Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) a Trading Advisor fails in a material manner to perform any of its obligations under its Advisory Agreement.

The Advisory Agreements generally allow the appropriate Trading Advisor to terminate upon written notice its Advisory Agreement upon specified notice periods or upon the occurrence of certain events, which may include where, (A) the Managing Owner imposes additional trading limitations in the form of one or more Trading  Policies (as defined in its Advisory Agreement) or administrative policies that a Trading Advisor does not consent to, such consent not to be unreasonably withheld; (B) the Managing Owner objects to a Trading Advisor implementing a proposed material change to its respective trading program and the Trading Advisor certifies to the Managing Owner in writing that it believes such change is in the best interests of the appropriate Trading Company; (C) the Managing Owner or the appropriate Trading Company materially breaches an Advisory Agreement and does not correct the breach within ten days of receipt of a written notice of such breach from the counterparty Trading Advisor; (D) the total Trust funds allocated to the Trading Advisor’s management falls below a level at which the Trading Advisor can reasonably implement its Trading Program; (E) the  appropriate Trading Company becomes bankrupt or insolvent, (F) the registration of the Managing Owner with the CFTC as a commodity pool operator or its membership in the NFA is revoked, suspended, terminated or not renewed, or limited or qualified in any respect; or (G) the Managing Owner or appropriate Trading Company merges, consolidates or sells a substantial portion of its assets.

The Trading Advisors and their principals, affiliates and employees are free to trade for their own accounts and manage other commodity accounts during the term of the Advisory Agreements and to use the same information and trading strategy which the Trading Advisor obtains, produces or utilizes in the performance of services for the Trust.  To the extent that a Trading Advisor recommends similar or identical trades to the Trust and other accounts, which it manages, the Trust may compete with those accounts for the execution of the same or similar trades.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) Beneficial Owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decrease in the NAV to less than $2,500,000; (8) a decline in the NAV per unit to $50 or less; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of December 31, 2013, Wells  held approximately $2.8 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2013, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc.

Refco-related Matter

In 2005, certain assets held by the Trust’s prior clearing broker, Refco Capital Markets, LTD (“REFCO, LTD”), were determined to be illiquid.  On October 31, 2005, $57,544,206 of equity was moved to a separate non-trading account (the “Non-Trading Account”) and 2,273,288 in substitute units were issued to the unitholders at that time, pro rata to their share in the Trust.  At December 31, 2005, the illiquid assets were determined to be impaired and were reduced by $39,580,944 for impairment, based on management’s estimate at that time.

Through 2006, the Trust received $10,319,318 from the prior clearing broker in bankruptcy court and distributed $9,335,669 to unitholders in the manner as described in (a) and (b) below.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against REFCO, LTD, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from REFCO, LTD by the LLC will be distributed to unitholders who were investors in the Trust at the time of the bankruptcy of REFCO, LTD and Refco, Inc.  U.S. Bank National Association (“US Bank”) is the manager of the LLC.  US Bank may make distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from REFCO, LTD, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at REFCO, LTD
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	REFCO, LTD		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489
10/31/12	404,908	*	-	404,908	*	-	-	-
12/05/12	294,875	*	-	294,875	*	-	-	-
08/05/13	240,556	*	-	240,556	*	-	-	-

Totals	$49,304,801		$-	$32,341,539		$28,976,252	135,840	$12,457,447

*The collections on June 4, 2010 were from a settlement agreement (the “Settlement Agreement”) reached with Cargill, Inc. and Cargill Investors Services, Inc. (together, “Cargill”).  The gross collections of $15,300,000 on June 4, 2010, were reduced by $970,550, which represented Cargill’s percentage of distributions, as defined in the Settlement Agreement.  All subsequent collections are shown net and were reduced by Cargill’s percentage of distributions at 57.25% of the gross collections.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including futures contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2013, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC.  You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Trust does not maintain an internet website; however, links to certain of the Trust’s public filings may be found on the Managing Owner’s website at http://www.rjobrien.com/clients/fundmanagement.  Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

The Trust will provide paper copies of such reports and amendments to its investors free of charge upon written request.

Item 1A. Risk Factors.

Possible Total Loss of an Investment in the Trust

Investors could lose all or substantially all of their investment in the Trust.  Neither the Trust nor the Trading Advisors have any ability to control or predict market conditions.  The investment approach utilized on behalf of the Trust may not be successful, and there is no guarantee that the strategies employed by the Trading Advisors on behalf of the Trust will be successful.

Specific Risks Associated with a Multi-Advisor Commodity Pool

The Trust is a multi-advisor commodity pool.  Each of the Trading Advisors makes trading decisions independent of the other Trading Advisors for the Trust.  Thus, it is possible that the Trust could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Trust transactional expenses (such as brokerage, commissions and NFA fees) but could not generate any recognized gain or loss.

Moreover, the Investment Manager is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program.  The Investment Manager is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s investment in RJ OASIS.  The Investment Manager may change the allocation to each Trading Advisor at any time without the consent of or advance notice to Unitholders.

The Investment Manager is responsible for selecting and replacing, if necessary, each commodity trading advisor that is available to the Trust through RPM’s Evolving Manager Program.  The Investment Manager may, add, remove or replace any Trading Advisor without the consent of or advance notice to unitholders.

Any such replacement or reallocation could adversely affect the performance of the Trust or of any one Trading Company.

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

Investors Must Not Rely on the Past Performance of the Trust, the Trading Companies or the Trading Advisors in Deciding Whether to Buy Units

The performance of the Trust is entirely unpredictable, and the past performance of the Trust, as well as of the Trading Companies and their respective Trading Advisors, is not necessarily indicative of their future results.

An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated.  Not all of these factors can be identified, much less quantified.  There can be no assurance that the Trading Advisors will trade the Trust’s assets in a profitable manner.

A principal risk in commodity interest trading is the traditional volatility (or rapid fluctuation) in the market prices of commodities.  The volatility of commodity trading may cause the Trust or a Trading Company to lose all or a substantial amount of its assets in a short period of time.  Prices of commodity interests are affected by a wide variety of complex and hard to predict factors, such as political and economic events, weather and climate conditions and the prevailing psychological characteristics of the marketplace.

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 5.25% (for Class B units) to 7.25% (for Class A units) after taking into account estimated interest income of its average month-end assets.  In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 25% on any new trading profits.  Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year.

The Trust’s expenses could, over time, result in significant losses.  Except for the incentive fee, these expenses are not contingent and are payable, whether or not the Trust is profitable.  Furthermore, some of the strategies and techniques employed by the Trust’s Trading Advisors may require frequent trades to take place and, as a consequence, portfolio turnover and brokerage commissions may be greater than for other investment entities of similar size.  Investors will sustain these losses if the Trust is unable to generate sufficient trading profits to offset its fees and expenses.

Incentive Fees May be Paid Even Though Trading Losses are Sustained

The Trust pays the Trading Advisors and the Investment Manager incentive fees based on the new trading profits they each generate for the Trust with respect to the assets traded by such Trading Advisor.  These new trading profits include unrealized appreciation on open positions.  Accordingly, it is possible that the Trust will pay an incentive fee on new trading profits that do not become realized.  Also, each Trading Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee.  Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to a Trading Advisor during a year in which the assets allocated to the Trading Company to which it advises suffer a loss for the year.  Because each Trading Advisor receives an incentive fee based on the new net trading profits earned by the Trading Company that it advises, the Trading Advisor may have an incentive to make investments that are riskier than would be the case in the absence of such incentive fee being paid to the Trading Advisors based on new trading profits.  In addition, as incentive fees are calculated on a Trading Advisor-by-Trading Advisor basis, it is possible that one or more Trading Advisors could receive incentive fees during periods when the Trust has a negative return as a whole.

An Investment in the Trust is Not Liquid

The units are not a liquid investment.  There is no secondary market for the units and none is expected to develop.  Investors may redeem units only as of the last day of each calendar month on five business days’ written notice.  Partial redemptions must be in the amount of at least $1,000 of units and investors must maintain a balance of $1,000 of units.

The Trust is Subject to Market Fluctuations

Managed futures trading, involves trading in various commodity interests.  The market prices of futures contracts fluctuate rapidly.  Prices of futures contracts traded by the Trading Advisors are affected generally, among other things, by (1) changing supply and demand relationships, (2) weather, agricultural, trade, fiscal, monetary and exchange control programs, (3) policies of governments and national and international political and economic events; and (4) changes in interest rates.  The profitability of the Trust depends entirely on capitalizing on fluctuations in market prices.  If a Trading Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur.  Often, the most unprofitable market conditions for the Trust are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again.

Options Trading Can be More Volatile and Expensive Than Futures Trading

The Trust may also trade options which, although options trading requires many of the same skills, have different risks than futures trading.  Successful options trading, requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options.  Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Options Are Volatile and Inherently Leveraged, and Sharp Movements in Prices Could Cause the Trust to Incur Large losses

Certain Trading Advisors may use options on futures contracts, forward contracts or commodities to generate premium income or speculative gains.  Options involve risks similar to futures, because options are subject to sudden price movements and are highly leveraged, in that payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying futures contract, forward contract or commodity that has a face value substantially greater than the premium paid.  The buyer of an option risks losing the entire purchase price of the option.  The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the futures contract, forward contract or commodity underlying the option that the writer must purchase or deliver upon exercise of the option.  There is no limit on the potential loss.  Specific market movements of the futures contracts, forward contracts or commodities underlying an option cannot accurately be predicted.

Cash Flow Needs May Cause Positions to be Closed which May Cause Substantial Losses

Certain Trading Advisors may trade options on futures.  Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements.  Option positions generally are not marked-to-market daily, although short option positions will require additional margin if the market moves against the position.  Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short-term cash flow needs of the Trust.  If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The Large Size of the Trust’s Trading Positions Increases the Risk of Sudden, Major Losses

The Trust takes positions with face values up to as much as approximately fifteen times its total equity.  Consequently, even small price movements can cause major losses.

As a Result of Leverage, Small Changes in the Price of the Trading Advisors’ Positions May Result in Substantial Losses

Commodity interest contracts are typically traded on margin.  This means that a small amount of capital can be used to invest in contracts of much greater total value.  The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss.  Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract, which includes the initial margin deposit.  The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

The Trading Advisors’ Trading is Subject to Execution Risks

Market conditions may make it impossible for the Trading Advisors to execute a buy or sell order at the desired price, or to close out an open position.  Daily price fluctuation limits are established by the exchanges and approved by the CFTC.  When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed outside the limit.  The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position.  Thinly-traded or illiquid markets also can make it difficult or impossible to execute trades.

Unit Values are Unpredictable and Vary Significantly Month-to-Month

The net asset value per unit can vary significantly month-to-month.  Investors will not know at the time they submit a subscription or a redemption request what the subscription price or redemption value of their units will be.

The only way to take money out of the Trust is to redeem units.  Investors can only redeem units at month-end on five business days’ advance notice and subject to minimum balance and redemption request amounts.  The restrictions imposed on redemptions limit investors’ ability to protect themselves against major losses by redeeming units.

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

Possible Effect of Redemptions on the Value of Units

Redemptions are funded from unallocated cash for trading on deposit in the Trust.  The Managing Owner knows the amount of redemptions prior to the month end and communicates that to the Investment Manager for their review in determining if there is to be any reallocation of assets among the Trading Advisors at the end of the month.  The Managing Owner communicates any trading level adjustments to the Trading Advisors as of the first business day of the month.  Trading level is typically adjusted for redemptions, trading profit and loss, fees and expenses to be paid.

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

Performance-Based Compensation to the Investment Manager and Trading Advisors

The Investment Manager and the Trading Advisors are entitled to compensation based upon net trading gain in the value of the assets they manage on behalf of the Trust.  Performance-based arrangements may give the Investment Manager incentives to cause the Trading Advisors to engage in transactions that are more risky or speculative than they might otherwise make because speculative investments might result in higher incentive fees received by the Investment Manager.  The Trading Advisors also receive performance-based compensation and may have similar incentives.  This behavior may result in substantial losses to the Trust.  The Trading Advisors will not return an incentive fee for a period in which there is net trading gain if, in a subsequent period, the investments under their management suffer a net trading loss.  In addition, because the incentive fee for each Trading Advisor is based solely on its performance, and not the overall performance of the Trust, the Trust may indirectly pay an incentive fee to one or more Trading Advisors during periods when the Trust is not profitable on an overall basis.  Also, the fees payable to Trading Advisors in other investments utilizing RPM’s Evolving Manager Program may differ materially from the fees payable to the Trading Advisors by the Trading Companies of the Trust.

Disadvantages of Replacing or Switching Trading Advisors

A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based competition.  However, the Managing Owner may elect to replace a Trading Advisor that has a “loss carry-forward.”  In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor.  In addition, the new or replacement Trading Advisor would earn performance-based compensation on the first dollars of investment profits.  The effect of the replacement of or the reallocation of assets away from a Trading Advisor, therefore, could be significant.

The Opportunity Costs of Rebalancing the Trading Programs

The monthly (or more frequent) rebalancing of the Trust’s assets among its Trading Advisors and their trading programs may result in the liquidation of profitable positions, thereby foregoing greater profits which the Trust would otherwise have realized, and the establishment of unprofitable positions, thereby incurring losses which the Trust would otherwise have avoided had rebalancing not occurred.

Alteration of Trading Systems and Contracts and Markets Traded

The Trust’s Trading Advisors may, in their discretion, change and adjust the trading programs, as well as the contracts and markets traded.  These adjustments may result in foregoing profits which the trading programs would otherwise have captured, as well as incurring losses which they would otherwise have avoided.  Neither the Managing Owner nor the unitholders are likely to be informed of any non-material changes in the trading programs.

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems, which may be employed by some of the Trust’s Trading Advisors.  In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2013 this estimate was approximately $330 billion.  It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems.  Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition.  The more competition there is for the same positions, the more costly and harder they are to acquire.

Systematic Strategies Do Not Consider Fundamental Types of Data, or Minimally Consider Fundamental Types of Data, and Do Not Have the Benefit of Discretionary Decision Making

Some of the Trust’s Trading Advisors may rely primarily on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their system strategy).  The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.  Systematic strategies are developed on the basis of a statistical analysis of market prices.  Consequently, any factor external to the market itself that dominates prices that a discretionary decision-maker may take into account may cause major losses for a systematic strategy.  For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

The Trust is Subject to Speculative Position Limits

U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, a Trading Advisor may have to modify its trading instructions, or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trust. The futures exchanges may amend or adjust these position limits or the interpretation of how such limits are applied, which may adversely affect the profitability of the Trust.

In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  If so, these rules could have an adverse effect on the Trading Advisors’ trading for the Trust.

Increasing the Level of Equity under a Trading Advisor’s Management Could Lead to Diminished Returns

The rates of returns achieved by a Trading Advisor often diminish as the assets under its management increases.  This can occur for many reasons, including the inability of the Trading Advisor to execute larger position sizes at desired prices and because of the need to adjust the Trading Advisor’s trading program to avoid exceeding speculative position limits.  These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control.  The Trading Advisors have not agreed to limit the amount of additional assets that they will manage.

Illiquid Markets Could Make It Impossible for the Trust to Realize Profits or Limit Losses

In illiquid markets, the Trust’s Trading Advisors could be unable to capitalize on the opportunities identified by them or to close out positions against which the market is moving.  There are numerous factors which can contribute to market illiquidity, far too many for the Trading Advisors to predict when or where illiquid markets may occur.  The Trust attempts to limit its trading to highly liquid markets, but there can be no assurance that a market which has been highly liquid in the past will not experience periods of unexpected illiquidity.

Unexpected market illiquidity has caused major losses in recent years in such sectors as emerging markets, fixed income relative value strategies and mortgage-backed securities.  There can be no assurance that the same will not happen to the Trust at any time or from time to time.  The large size of the positions which the Trading Advisors acquire for the Trust increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The Trust Trades in Foreign Markets; These Markets are Less Regulated than U.S. Markets and are Subject to Exchange Rate, Market Practices and Political Risks

Some of the trading programs used for the Trust trade outside the U.S.  From time to time, as much as 20%–40% of the Trust’s overall market exposure could involve positions taken on foreign markets.  Foreign trading involves risks, including exchange-rate exposure, possible governmental intervention and lack of regulation, which U.S. trading does not.  In addition, the Trust may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the Trading Advisors base their strategies may not be as reliable or accessible as it is in the United States.  Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  The rights of traders or investors in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  Additionally, trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals and record keeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transaction.  Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchanges trading is subject, provide fewer protections to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.  The CFTC has no power to compel the enforcement of the rules of a foreign exchange or applicable foreign laws.  Therefore, the Trust will not receive a benefit of U.S. government regulation for these trading activities.

Unregulated Markets, Particularly the Trading of Spot and Forward Contracts in Currency, Lack Regulatory Protections of Exchanges

A substantial portion of the Trust’s trading—primarily it’s trading of spot and forward contracts in currencies—takes place in unregulated markets.  It is impossible to determine fair pricing, prevent abuses such as “front-running” or impose other effective forms of control over such markets.  The absence of regulation could expose the Trust in certain circumstances to significant losses which it might otherwise have avoided.  Because these contracts are not traded on an exchange, the performance of them is not guaranteed by an exchange or its clearinghouse, and the Trust is at risk with respect to the ability of the counterparty to perform on the contract.  Additionally, see the Risk Factor entitled “The Trust Trades in Foreign Markets; These Markets are Less Regulated than U.S. Markets and are Subject to Exchange Rate, Market Practices and Political Risks” directly above.

Electronic Trading

The Trust’s Trading Advisors may from time to time trade on electronic markets and use electronic order routing systems, which differ from traditional open outcry pit trading and manual order routing methods.  Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements.  There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system.  Each of these matters may present different risk factors with respect to trading on or using a particular system.  Each system may also present risks related to system access, varying response times and security.  Trading through an electronic trading or order routing system also entails risks associated with system or component failure.  In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered.  System or component failure may also result in loss of orders or order priority.  Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours.  Exchanges offering an electronic trading or order routing system and/or listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays.  These limitations of liability provisions vary among the exchanges.

The Trust Could Lose All of Its Assets and Have Its Trading Disrupted Due to the Bankruptcy of the Managing Owner, the Trust’s Commodity Brokers or Others

The Trust is subject to the risk of insolvency of an exchange, clearinghouse, commodity broker, and counterparties with whom the Trading Advisors trade.  Trust assets could be lost or impounded in such an insolvency during lengthy bankruptcy proceedings.  Were a substantial portion of the Trust’s capital tied up in a bankruptcy, the Managing Owner might suspend or limit trading, perhaps causing the Trust to miss significant profit opportunities.  The Trust is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom contracts are traded.  In the event that the clearing broker is unable to perform its obligations, the Trust’s assets are at risk and investors may only recover a pro rata share of their investment, or nothing at all.

Exchange-traded futures and futures-styled option contracts are marked-to-market on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis.  The Trust’s clearing broker, as futures commission merchant for the Trust’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts.  Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker's customers only to the extent of each customer’s pro rata share of the assets held by such futures broker.  If no property is available for distribution, the Trust would not recover any of its assets.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  With respect to each Trading Advisor’s over-the-counter (“OTC”) foreign exchange contracts and uncleared swaps, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  Once the Dodd-Frank Act is fully implemented, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian.  It is likely the party requesting segregation will pay the costs of such custodial arrangement. There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

Special Redemption in Event of 50% Decline in Net Assets; Limitation on Redemption Payments

If the Trust experiences a decline in net asset value per unit of any class as of the close of business on any business day to less than 50% of the net asset value per unit on the prior month-end net asset value, or to $50 or less, the Managing Owner will liquidate all open positions and suspend trading.  Within ten days of such event, the Managing Owner shall declare a special redemption date and mail notice of such event to each unitholder.  The right of a unitholder to receive a redemption payment, including in connection with this special notice, depends on the Trust’s ability to obtain the necessary funds by liquidating commodity positions and obtaining payments from its commodity brokers, banks, or other persons or entities.

Possibility of Termination of the Trust Before Expiration of Its Stated Term

The Managing Owner may withdraw from managing the Trust upon 120 days’ notice, which would cause the Trust to terminate unless a substitute managing owner was to be obtained.  Other events, such as: a substantial decline in the aggregate net assets of the Trust, or the net asset value per unit, as described in the Trust Agreement, could also cause the Trust to terminate before the expiration of its stated term.  This could cause investors to liquidate their investments and upset the overall maturity and timing of their investment portfolio.  If the registration with the CFTC or membership in the NFA of the Managing Owner were revoked or suspended, such entity would no longer be able to provide services to the Trust, which would cause the Trust to terminate in 90 days unless a substitute managing owner, were obtained.

Off-Exchange Foreign Currency Futures and Options

The Trust’s Trading Advisors may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities).  These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the CE Act.  The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.”  The CFTC has been granted authority to regulate all non-security based swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants.  In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements.  Therefore, the Trust will not receive the full benefit of CFTC regulation for certain of its foreign currency trading activities.

The percentage of each Trading Advisor’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks

The Trading Advisors may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until such time as these transactions are cleared, the Trust will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Some swap counterparties may require the Trust to deposit collateral to support its obligation under the swap agreement but may not themselves provide collateral for the benefit of the Trust.  If the counterparty to such a swap defaults, the Trust would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trust as well as for any collateral deposits in excess of the amounts owed by the Trust to the counterparty, which would result in losses to the Trust. See “Commodity Markets”.

There are no limitations on daily price movements in swaps.  Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities.  In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

Trading of swaps will be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing, or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraph.

Central Clearing Parties Could Fail

Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Trust’s positions in particular is uncertain.

Stop-loss Orders May not Prevent Large Losses

Certain of the Trust’s Trading Advisors may use stop-loss orders.  Such stop-loss orders may not effectively prevent substantial losses, and depending on market factors at the time, may not be able to be executed at such stop-loss levels.  No risk control technique can assure that large losses will be avoided.

Lack of Regulation of Investment Manager

The Investment Manager is not required to be registered, and is not registered, as a CTA and is not a member of the NFA.  As such, the Investment Manager’s operations are not subject to review or audit by the NFA and it does not need to comply with most provisions of the CE Act and the CFTC’s regulations promulgated thereunder.

Investors are Taxed Every Year on Their Share of the Trust’s Profits Regardless of Whether They Receive Any Cash from the Trust

The Managing Owner does not intend to make distributions to the unitholders, but intends to re-invest substantially all of the Trust’s income and gains for the foreseeable future.  As long as the Trust is treated as a partnership, for U.S. federal income tax purposes and is not treated as a publicly-traded partnership that is taxable as a corporation, taxable U.S. investors are subject to U.S. federal income tax (and applicable state income taxes) each year on their shares of any income and gain of the Trust, even if they receive no distributions and redeem no units.  Investors may therefore need to use other sources of funds or redeem units from the Trust to satisfy their tax liability.

The Trust Generates Short-Term Capital Gains That are Not Eligible for a Preferential Tax Rate

Investors are taxed on their share of any gains of the Trust at both short- and long-term capital gain rates depending on the mix of Section 1256 contracts and non-Section 1256 contracts traded.  The term “Section 1256 contracts” generally includes regulated futures and certain futures options traded on U.S. exchanges, certain foreign currency contracts, and certain broad based stock index options.  These tax rates are determined irrespective of how long an investor holds units.  Consequently, an investor’s tax rate on his or her investment in the units may be higher than the rate applicable to other investments held by an investor for a comparable period.

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

Tax Laws Are Subject To Change at Any Time

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

Item 4.  Mine Safety Disclosure

The Trust is not an operator, and does not have a subsidiary that is an operator, of a coal or other mine.  Therefore, disclosure under Item 4 is not applicable.

Part II

Item 5.  Market for the Registrant’s Units and Related Security Holder Matters and Issuer Purchases of Equity Securities

(a)	(i) There is no established public market for the units and none is expected to develop.

(ii) As of December 31, 2013, there were 195,022 units held in the trading account by approximately 1,400 Beneficial Owners for an investment of $13,928,712 and 535 units held in the trading account by the Managing Owner for an investment of $38,117.  A total of 87,470 units had been redeemed by Beneficial Owners and zero units were redeemed by the Managing Owner during the period from January 1, 2013 to December 31, 2013.  The Trust Agreement contains a full description of redemption and distribution procedures.

(iii) To date no distributions have been made to Beneficial Owners in the trading account of the Trust.  The Trust Agreement does not provide for regular or periodic cash distributions, but gives the Managing Owner sole discretion to determine what distributions, if any, the Trust will make to its Beneficial Owners.  The Managing Owner has not declared any such distributions to date, and does not currently intend to declare such distribution.

(iv) The Trust does not authorize the issuance of units under any employee compensation plan (including any individual compensation arrangements).

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2013 through December 31, 2013.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the units and begin offering the units on a private offering basis only.  As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders during fiscal year 2013 were $0.00.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 and is derived from the financial statements for such fiscal years.

	2009	2010	2011	2012	2013
Revenues (000)	$(4,721)	$3,533	$(257)	$(2,267)	$247
Net Income (Loss) From Continuing Operations (000)	(10,233)	(1,101)	(4,188)	(4,738)	(1,531)
Net Income (Loss) Non-Trading (000)	1,303	15,550	1,312	254	(237)
Net Income (Loss) Per Unit - Class A	(17)	(2)	(9)	(14)	(6)
Net Income (Loss) Per Unit - Class B	(14)	-	(8)	(14)	(5)
Total Assets (000)	69,523	59,412	36,392	25,015	16,132
Net Asset Value per Unit - Class A	103	101	91	77	71
Net Asset Value per Unit - Class B	105	105	97	83	79

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2013, no Class A units were purchased by the Beneficial Owners and, 156 Class A units with a NAV of $10,854 were converted to 142 Class B units.  The Managing Owner did not purchase any units during this time.  For the fiscal year ended December 31, 2013, the Beneficial Owners redeemed a total of 87,470 units for $6,325,902.  For the fiscal year ended December 31, 2013, the Beneficial Owners redeemed a total of 83,789 Class A units for $6,028,261 and 3,681 Class B units for $297,641. The Managing Owner did not redeem any units during the fiscal year ended December 31, 2013.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of December 31, 2013, the market sectors where the Trust maintained an investment having the highest exposure were: Indices having a net long value of $392,266, Agricultural having a net long value of $185,375, Currencies having a net long value of $93,295 and Metals having a net long value of $78,920.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year ended December 31, 2013, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the calendar year ended December 31, 2013, RJO had paid or accrued to pay interest of $1,112 to the Trust.  For the calendar year ended December 31, 2012, the Clearing Broker paid or accrued to pay interest of $2,005 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2013, Wells held approximately $2.8 million of the Trust’s assets.  For the calendar year ended December 31, 2013 the assets held in this account earned $198,773 of interest income.

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

RCM, PGR, PAM and PR are technical traders, and as such, their programs do not predict price movements. No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.  For Bleecker, which is a discretionary trader, economic fundamentals and macroeconomic assessments are made in the implementation of its investment strategy.

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors during fiscal years 2013, 2012, and 2011.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of December 31, 2013, trading decisions for the Trust have been delegated to five independent CTAs:  RCM, PGR, Bleecker, PAM and PR.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2013

The RJO Global Trust Class A units posted a loss of (7.38%) and Class B units posted a loss of (5.52%) for 2013.  The NAV per unit for Class A at year-end was $71.25 and for Class B at year end was $78.74 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $76.92 per Class A unit at the beginning of the year and $83.34 per unit for Class B.  During 2013 no Class A or Class B units were purchased and $10,854 worth of Class A units were converted to Class B units.

Several reports out in January 2013 noted that market participation by governments and central banks around the world reached unprecedented levels over the last few years.  This participation has suppressed market volatility and put off an ultimate response to ballooning global debt problems.  The U.S. Congress and President have pushed back budget discussions until late spring 2014.  The stock market did not experience negative effects as a result.  The S&P 500 jumped out to a 5% gain in January.  Interest rates, on the other hand, have not reacted favorably to the recent developments.  While the interest rate on the 10-year U.S. Treasury has crept back into the 2% range after spending much of last year between 1.5% and 1.8%, it is still low by historical standards.  Crude oil is creeping back towards $100 per barrel and other commodities appear to be well bid for.  In February, the S&P 500 continued its climb and tested the all-time highs established back in October 2007 by adding a 1.4% profit to its 5% gain in January.  Sell offs in crude oil and gold led the commodity sector lower.  The Dow Jones UBS Commodity Index was down over 4% in February, pushing it into negative territory for the year. Yield on the 10-year U.S. Treasury found support at the 2% level and drifted back to 1.85%.  In part, the commodity sell off and bounce in the treasury market was in response to the U.S. government sequester that took place at month end February and was signed into law on March 1. The automatic spending cuts are expected to dampen economic activity and temporarily put off inflation concerns.  Governments around the world continue to participate in the markets, postponing more lasting solutions to the global economic challenges.  The ultimate market response to this unprecedented government participation is expected to be significant and could offer some investment opportunities in the managed futures sector.  In March, the S&P 500 posted new all-time highs, rising 3.75% and finishing the quarter up nearly 11% for year-to-date.  The 10-year U.S. Treasury returned 0.26%.  The commodity sector, as reflected by the Dow Jones UBS Commodity Index, rose 0.67% during March but remained in negative territory for the year, down 1.13%.  Governments and central banks around the world remain engaged and very active in their respective economies as they try to manage a fragile global economic recovery. The strengthening U.S. dollar and the rising U.S. stock market appear to be the result of bleak situations in the European economies rather than outright strength of the U.S. economy.

The stock market set new all time highs during the month of April.  The S&P finished April up almost 13% for the year.  Near record low yields persist in German, French, Japanese, and U.S. sovereign debt markets.  Central banks around the world remain committed to a low to near zero interest rate environment in an attempt to provide fuel to weak global economic recoveries.  The Dow Jones UBS Commodity Index continued its slide during April and was down approximately 4% for the year to date.  With no signs of inflation and stagnant global demand for most commodities, markets just cannot seem to sustain any upside momentum.  The stock market posted new all time highs again during the month of May.  The S&P 500 Total Return Index gained another 2.3% and is up just over 15% for the year.  A stronger U.S. dollar and a perception of tepid global economic growth kept pressure on the Dow Jones UBS Commodity Index.  The Index lost over 2% during the month and was now down over 6% for the year to date.  While central banks around the world remain committed to a near zero interest rate environment in an attempt to provide fuel to weak global economic recoveries, longer term rates crept higher during the month.  The yield on the U.S.10-year Treasury closed the month at 2.16%, a new high for the year.  The perception that the central banks are going to remain committed to an “easy” monetary environment while governments put off dealing with mounting debts and budget issues might just be starting concerns on the part of bond holders.  During June, the Federal Reserve Bank announced its plan to gradually begin reducing the amount of U.S. Treasury notes and bonds it has been purchasing on a monthly basis.  This caused interest rates to rise to their highest levels in over a year.  The yield on the 10-year note rose rapidly from 2% to just over 2.5%.  While rates continue to be low by historical standards, the change of stance by the Fed did serve to dampen investors’ enthusiasm for stocks, bonds, and commodities during June.  The S&P 500 Total Return Index lost just over 1.4% during June, its first losing month since October of last year.  The Index managed to remain positive for the 2nd quarter and has gained almost 14% for the year to date.  A stronger U.S. dollar didn’t provide any help for the Dow Jones UBS Commodity Index.  The Index lost 4.72% during the month and commodities are now down over 10% for the year to date.  In the commodity sector, crude oil and natural gas have held steady while the metals markets have faced the most selling pressure.

Stocks rebounded strongly in July with the S&P 500 rising almost 5% to finish the month at a new all-time high, showing a gain of 18.20% for the year.  After a significant percentage jump in June, interest rates stabilized in July.  The 10-Year U.S. Treasury note traded in a narrow range during the month averaging 2.6%.  The markets seemed to acknowledge that the U.S. economy is growing steadily without much inflationary pressure.  Still, investors are watching the Fed very closely for any hint of a pullback from its 4-year endeavor to support the economy with easy monetary policy.  A new variable for Fed watchers was the replacement for Fed Chairman Bernanke.  The U.S. dollar remained strong against the Japanese Yen, Aussie Dollar and Canadian Dollar but slid a bit during the month against the Euro.  The Dow Jones UBS Commodity Index gained slightly during the month but remained down almost 10% for the year to date.  Stocks lost ground in August for the second time in the last three months.  Concern over military action in Syria and inconsistent economic reports seemed to have given the market a reason for pause.  The S&P was still up approximately 16% for the year to date.  U.S. Treasury yields inched higher over the course of the month.  The total return on the U.S. 10-year note was -5.39% for the year to date.  The U.S. dollar remained strong against the Japanese Yen, Australian Dollar and Canadian Dollar but remained on the weaker side versus the Euro, Pound, and the Swiss Franc.  The Dow Jones UBS Commodity Index gained just over 3% for the month on the back of stronger energy and precious metals markets, but remained down over 6% for the year to date.  Stocks regained lost ground, posted a new all-time high mid-month, then settled back a bit at month end to finish September with a 3% gain.  That puts the S&P 500 Total Return index up approximately 20% for the year to date.  Stock and bond markets were both pleased when the Federal Reserve signaled that it would not begin to taper its purchasing of treasuries in the near future.  The Fed’s decision was based on continued weakness in certain areas of the economy and concern for the lack of momentum of the nation’s overall economic recovery.  Commodities trended lower reflecting adequate supplies in agriculture markets and the lessening of tensions surrounding Egypt and Syria in the Middle East which had supported higher oil prices recently.  As a result, the Dow Jones UBS Commodity Index lost 2.55% during the month and had lost almost 9% for the year to date.  After a brief rise in August, the U.S. dollar resumed a weakening trend in September.  The U.S. Dollar Index had lost 5.6% from its recent peak in early July.

During the first half of October, the focus remained on the debt ceiling discussion in Washington. As the U.S. government shutdown became reality resulting in a lack of economic data availability uncertainty remained high creating a choppy market environment.  By mid-month, however, anxiety of a potential default of government debt payments were replaced by relief following president Barack Obama’s signing of a temporary extension until February 2014.  As a result of the extension, global equity markets surged higher with emerging market equities leading the way.  Fixed income markets also gained on the back of the decision as well as a result of soft U.S. employment data that was taken as a sign that the Fed will not start tapering any time soon.  In currency markets, the Euro strengthened against the U.S. dollar extending its bullish trend from September.  In the commodity sector, sugar futures were the big gainers on the month, reversing sharply from the long-term bearish trend that had prevailed since mid-2011.  Throughout November, mixed economic news kept markets guessing whether the U.S. recovery was a) strong enough for traders to not worry about any tapering, b) strong enough for the Fed to start tapering but too weak for traders not to worry about that, or c) too weak for the Fed to start tapering and, thus, markets enjoying more QE.  Eventually, equity markets continued their steady grind higher amid better-than-expected economic news and the quasi-confirmation of Fed vice-chair Janet Yellen as Ben Bernanke’s successor as Fed chair, which points towards a continuation of the Fed’s loose monetary policy.  In fixed income, however, bond yields ticked up somewhat. In currencies, Yen weakness persisted as carry traders continued to sell the low-yielding Japanese currency in order to fund purchases of higher-yielding assets.  In commodities, gold declined significantly, hit hard by a strengthening U.S. dollar and strong economic data.  The beginning of December was marked by high uncertainty as investors turned increasingly worried for the start of Federal Reserve tapering ahead of their policy meeting.  However, these fears were replaced by euphoria by mid-month as the Fed announced only a slight reduction of monthly asset purchases hinting that its key interest rate would stay near zero “well past the time” that that the U.S. jobless rate falls below 6.5%.  As a result, equity markets rallied broadly in the latter part of the month building on the gains seen in September, October, and November.  Energy and base metal prices also pushed higher. The fixed income sector showed a measured response to the Fed announcement while in FX markets the Japanese Yen continued to slide hitting a 5-year low against the U.S. dollar.  In precious metals, the price of gold edged lower recording its biggest yearly loss in 32 years.

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

Stocks and commodities drifted lower during the month of April.  Bonds rallied a bit leaving the 10-Year U.S. Treasury in positive territory for the year with a yield of 1.93%.  Spain has now taken center stage in the European debt drama.  Spain’s debt was downgraded as the country posted an unemployment rate of 24%, its worst in over 30 years.  Domestically, concern is building over the slowing rate of growth in our economic recovery.  The Fed has signaled that it is content with its current monetary policy and does not envision another round of quantitative easing to stimulate the economy.  Volatility indicators remain on the low side of their “normal” range which is interesting given the potential for market problems building around the world. The Barclay Top 50, which is representative of all managed futures strategies and over 50% of the industry’s assets, was flat for the month and remains in negative territory for the year.  The last 36 months for the managed futures index are among its worst ever.  Many trend following strategies posted disappointing results during the month.  Some short-term managers and counter trend strategies were modestly successful during the month. Stocks and commodities suffered through a very difficult month of May.  Europe was again the catalyst for most of the concerns.  Greece is on the brink of falling out of the Euro zone.  A June 17th election holds little hope of electing a government with the resolve to take the disciplined action needed to correct the situation.  In the meantime, market focus has sharpened with respect to Spain.  As a result, the EAFE Index was down over 12% for the month.  The S&P 500 lost 6%.  The Dow Jones UBS Commodity Index lost over 9%, while cotton lost 20%, crude oil lost 18%, corn lost 12%, copper lost 12%, and gold lost 6%.  In the midst of this chaos, the yield on the U.S. 10 Year Treasury reached a new all time low of just under 1.5%.  Obviously, this has become a fearsome environment for global investors. For the first time since 2008, every one of the Trust’s managers and every sector traded were positive for the month.  Trend following strategies led the way after dragging the portfolio down over the last several months.  Long positions at the end of April in currencies and energy markets were reversed and traders were able to capture the moves down in those markets.  Stocks and commodities rebounded during the latter part of June.  The Greeks elected a new government which pledged to work with other European countries to implement austerity measure to cut debt and bring finances under control.  At a summit of European leaders on the 29th of June, an agreement was made to support the banks and economies of Spain, Italy, and Portugal.  All of this will be done with more debt which hardly seems a long term solution.  The European agreement triggered a rally in stocks, commodities, and currencies.  On the last trading day of June the Euro rallied 3%, crude oil gained 9%, and stocks surged 2.5%.  That was the strongest day for the Euro and crude in almost 3 years.  The U.S. 10 Year Treasury note finished the month at a yield of 1.58%.  The yield hovers near its post war low of 1.49% which was touched during the first week of June as the U.S. continues to serve as a relative safe haven during these times of uncertainty.

Stocks, bonds, and commodity sectors each posted positive results during July. The U.S.10-Year Treasury posted a new record low yield during the latter part of the month at 1.38% as the U.S. continues to serve as a relative safe haven during these times of uncertainty. Five European countries have registered negative yields for their short to medium- term treasury securities. This would have been an unimaginable situation just a few years ago. Investors actually buy these securities certain that they will lose a certain amount of their principal at maturity. European governments and central banks have pledged to stay together and to do anything it takes to turn their collective economies around. Markets in general took this as good news but it remains to be seen if investors have confidence in governments to take the action needed that would truly make a difference in the long run. Stocks and commodity sectors crawled higher in August.  Stocks rose a little over 2%.  The S&P 500 has gained over 13% for the year to date.  After climbing for the last 3 years, the S&P rests approximately 10% below its October 2007 peak.  Oil has regained its losses from May and June and now trades in the mid-to-upper $90 per barrel range.  The drought across the mid section of the U.S. has driven corn and soybean prices higher.  Interest rates remain in a narrow trading range near historical lows.  Stock and commodity sectors climbed higher in September.  Stocks rose a little over 2.5% and the S&P 500 has now gained almost 16.5% for the year to date.  The market has benefited from a Federal Reserve Bank dedicated to supporting a timid economic recovery at all costs.  After climbing for the last 3 years, the S&P rests approximately 9% below its October 2007 peak.  Oil touched a price of $100 dollars per barrel but immediately sold off $10 dollars and now trades in a range based in the low $90’s.  The drought across the mid section of the U.S. has dramatically damaged corn and soybean crops.  Prices remain at high levels as we approach the harvest season.  Doubts about crop yields have kept volatility unusually high as well.  Interest rates rose during the middle of the month but pressure subsided after weaker than expected economic news was revealed.  Interest rates remain in a narrow trading range near historical lows.

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

The Trust’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk.  Due to the Trust’s mark-to-market accounting, any loss in the fair value of the Trust’s open positions is directly reflected in the Trust’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2013 and 2012.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2013, the Trust’s average total capitalization was approximately $17.6 million, and during fiscal year 2012, the Trust’s average total capitalization was approximately $27.0 million.

	FISCAL YEAR 2013

Market Sector	Highest Value at Risk*	Lowest Value at Risk*(A)	Average Value at Risk*	% of Average Capitalization**
Agriculture	$1.2	$0.2	$0.8	4.6%
Currencies	0.3	0.1	0.2	1.1%
Energies	0.3	0.1	0.2	0.9%
Indices	1.7	0.2	0.5	3.0%
Interest Rates	0.7	0.0	0.2	1.4%
Metals	0.5	0.1	0.2	1.0%
Total	$4.7	$0.7	$2.1	12.0%

	FISCAL YEAR 2012

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk*	% of Average Capitalization**
Agriculture	$2.2	$0.1	$0.7	2.5%
Currencies	1.1	0.0	0.4	1.6%
Energies	0.5	0.0	0.2	0.7%
Indices	0.9	0.0	0.3	1.2%
Interest Rates	0.8	0.0	0.3	1.3%
Metals	0.5	0.0	0.2	0.7%
Total	$6.0	$0.1	$2.1	8.0%

*   Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month-end during the fiscal year.  All amounts represent millions of dollars committed to margin.

** Average capitalization is the average of the Trust’s capitalization at the end of each fiscal month during the relevant fiscal year.

(A)  As of September 30, 2013 all trading accounts were flat and there was not Value at Risk at the end of September 2013, due to the transition to the new Trading Advisors that began trading in October 2013.  Therefore, this table does not include the zero Value at Risk Amounts for September 2013 in the Average or Lowest Value at Risk amounts or in the % of average capitalization amount.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds a significant portion of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury bill rate.  As of December 31, 2013 and December 31, 2012, the Trust had approximately $11.3 million and $2.2 million, respectively, in cash on deposit with RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2013 and 2012, Wells held approximately $2.8 million and $19.7 million, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trust’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trust and its Trading Advisors manage the Trust’s primary market risk exposures, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The Trust’s primary market risk exposures as well as the strategies used and to be used by the Trust’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trust’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Trust.  There can be no assurance that the Trust’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term.  Investors must be prepared to lose all or substantially all of their investment in the Trust.

The Trust may purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.

The following were the primary trading risk exposures of the Trust as of December 31, 2013, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/British pound, dollar/Canadian dollar positions, and dollar/Australian dollar, dollar/Mexican peso and exposure to cross-rates positions such as Australian dollar/Canadian dollar, euro/Australian dollar and euro/British pound positions.

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations such as Australia.  The Trust has a majority of its interest rate exposure in euro bonds, U.S. 10 and 5 year Notes, U.S. T-Bonds, Euribor, Eurodollars, Gilts, and Short Sterling.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2013, the Trust’s primary exposure was in the Mini-S&P 500 Index (U.S.), the E-Mini Russell Index (U.S.), the EURO-STOXX 50 (Germany), and the Nikkei Index (Japan). The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust may trade precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.  At December 31, 2013 the Trust had significant exposure to base metals which included aluminum, copper, nickel and zinc.  Exposure to precious metals included gold and silver.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, such as the drought that occurred during the summer of 2013.  Corn, wheat, cocoa, sugar, coffee, soybeans, live cattle and cotton accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2013.  To a lesser extent and in the past, the Trust has had market exposure to orange juice, milk and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.  As of December 31, 2013 the Trust had exposure in crude oil, heating oil, gasoline blend oil, and natural gas.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2013 and December 31, 2012.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Japanese Yen, British Pounds, Euro Dollar and Canadian Dollar.

Cash Position.  The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury bill rate (calculated daily).  For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2013, Wells held approximately $2.8 million of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Manager Owner together with the Investment Manager monitors the Trust’s performance and the concentration of its open positions, and consults with the Trading Advisors concerning the Trust’s overall risk profile.  If the Managing Owner or the Investment Manager felt it necessary to do so, the Managing Owner could require the Trading Advisors to close out individual positions as well as entire programs traded on behalf of the Trust.  However, any such intervention would be a highly unusual event.  The Managing Owner and Investment Manager primarily rely on the Trading Advisors’ own risk control policies while maintaining a general supervisory overview of the Trust’s market risk exposures.

Risk Management

The information below outlines the general risk management practices of each Trading Advisor to the Trust.  These descriptions are not intended to be exhaustive.

Revolution Capital Management LLC:  RCM utilizes rigorous statistical methods to uncover and exploit numerous inefficiencies in futures markets.  RCM utilizes multiple different model architectures encompassing several hundred independent signal generators for each market traded and combines these signals in a proprietary manner to maximize risk-adjusted performance.  All trading signals are generated and followed in a systematic manner, although RCM reserves the right to override the system in a discretionary manner in certain specified circumstances in accordance with its risk management policies.

RCM’s overall model ensemble exploits inefficiencies over short- to long-term time scales, which they define as a 1 to 200 day range.  The models attempt to profit from price trends, but not all of the models used are “trend-following” in nature.  RCM is involved in ongoing research and development and will continue to add models to the trading ensemble as they are developed and validated.  The offered trading programs use various combinations of models from the ensemble. Thus, the overall strategy for an offered program may change over time, and clients will not necessarily be informed of these changes as they occur.

RCM employs sophisticated risk-management techniques that account for long-term volatility, short-term volatility, the number and liquidity of the markets traded, and the dependencies/inter- relationships between markets and market sectors. The account positions are automatically balanced on an ongoing basis to maximize the expected risk-adjusted return of the account.  The execution of the trading system is fully automated: data acquisition, data processing, and order requests are all automated. Nonetheless, in order to minimize the probability of mistakes, all potential orders are validated by RCM’s principals before actual execution occurs.

“Alpha Program”

RCM’s Alpha Program incorporates long-term, medium-term, and short-term models into one ensemble system. Because of the long-term component, the performance may have a nonzero correlation to trend following systems employed by others. The model suite has been chosen to provide maximal diversification across time scales and strategies. The program targets an annualized volatility in the range of 12% to 15%.

The Alpha Program will trade on both U.S. and foreign exchanges, and may trade in the following markets:

•	Metals: Gold, Copper, Silver
•	Meats: Live cattle, Lean hogs
•	Currencies: Swiss Franc, Mexican Peso, Australian Dollar, Canadian Dollar, British Pound, Japanese Yen, Euro Currency
•	Grains: Wheat, Soybeans, Soybean oil, Corn
•	Stock Indices: S&P 500, FTSE 100 (UK), CAC40 (France), DAX (Germany), Hang Seng (Hong Kong), Share Price Index (Australia), Nikkei 225 (Japan), Nasdaq, Euro Stoxx (Euro zone)
•	Interest Rates: Thirty-year U.S. bond, 10-year U.S. note, 5-year U.S. note, 2-year U.S. note, Long Gilt (UK), Euro Schatz, Euro Bobl, Euro Bund, 3-year Australian Bonds
•	Energies: Crude oil, Heating oil, Natural Gas, RBOB Gas
•	Softs: Coffee, Cotton, Sugar #11

PGR Capital LLC: PGR’s investment strategies have a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Underlying PGR’s strategies are models of how markets move; it is an important principle that focuses on real markets rather than data mining.  Strategies are primarily directional in nature; they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Whatever the cause, persistent trends can be shown to occur in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market conditions. Another key feature of PGR’s strategies is that they are continuous and update on every tick in the market. This approach allows PGR to be fully systematic, enhances our ability to adapt to changes in conditions and avoids the dangers of optimization around discrete events.

Broad diversification is a key feature of the program and is achieved through trading a wide range of global futures and forwards markets. These encompass liquid markets in the equity index, bond, currency, short-term interest rate and commodity sectors. Over time, markets may be added to add diversification and capacity; equally, markets may be removed should opportunities disappear.

Rigorous risk management is central to all PGR’s systems and operations. Risk control is integral to the trading strategies themselves; the strategies scale positions according to individual market risk and react dynamically to changing market conditions to control the risk of the portfolio as a whole. The automation of trade execution and reconciliation avoids the possibility of human errors while further processes continuously monitor and assess risk throughout all stages of the investment process.  Financial markets are always subject to unexpected events which by their nature cannot be predicted. These include the effects of wars, terrorist attacks, natural disasters, fraud etc.  Any investment program is vulnerable to these events which cannot be avoided. However, when they do occur it is important to be able to rapidly assess the situation and react accordingly.  By PGR adjusting its positions and gearing according to the prevailing levels of market and portfolio risk PGR can rapidly control the risk of its portfolio as a whole.  PGR has developed novel processes to monitor and assess market risk using a number of standard and non-standard measures including correlations, value at risk, sector exposure, entropy, stress tests etc. These measures enable PGR to better understand and react to market risks.

Technology is the backbone of PGR’s business. PGR’s sophisticated, robust and already-proven computerized systems enable the entire trading process to be automated, from real-time signal generation, through electronic trade execution to STP trade reconciliation.  This results in reliable and efficient execution and operations twenty-four hours a day, five days a week without the need for a dedicated trading team.  The system monitors live market data from real-time feeds and continuously updates the desired position for each market.  Orders are generated and sent electronically when there is sufficient liquidity and the spread is narrow.

Bleecker Street Capital, LLC:  Bleecker’s Systematic Global Macro Program (the “Program”) seeks to generate high “absolute” risk – adjusted returns amidst a wide range of market conditions by exploiting relative valuation opportunities across global markets.  Bleecker’s investment portfolio is expected to consist of long and short positions in highly liquid equity index futures, bond futures, and G10 currency forwards or currency futures.  The Program’s rigorous research process aims to convert economic and financial theories into quantifiable relationships, explaining markets behavior on a relative basis.  The Program focuses on opportunities, which are expected to generate high-risk adjusted returns, independently of the markets’ direction while utilizing two types of factors: fundamental factors to analyze differences in expected returns and behavioral factors which aim to exploit investors’ under- and over-reaction to changes in economic variables.  The Program utilizes systematic, model driven approach to making investment decisions and consists of three independent and uncorrelated strategies: equity futures relative value, bond futures relative value and currency strategy.  These strategies utilize a unique set of quantitative factors, which are analyzed by constructing hypothetical historical portfolios for every trading day going back 12-18 years, depending on data availability, and calculating hypothetical returns of such portfolios.  Only factors, which proved their viability in these hypothetical back-tests are included in the investment process.  Generally, the factors are based on economic theory and are designed to explain investors’ behavior over medium term horizon.  The Program maintains portfolio positions that tend to be diversified across markets and investment themes and utilizes a risk management algorithm that seeks to reduce draw downs and allocate risk to the highest expected risk adjusted return factors.

Paskewitz Asset Management, LLC:  The Multi-Strategy Futures (MSF) Program contains three different types of models: contrarian, trend-following and short-term momentum.  The combination of these three classes of systematic strategies takes advantage of the demonstrated negative correlation they exhibit with other asset classes, indices and strategy types.  Combining these three types of uncorrelated trading strategies all into a single program provides an enhanced diversification benefit.  For example, if an investor were to allocate to two separate uncorrelated managers, the first of which earns 10% in a quarter and the second of which loses 10%, the investor would pay an incentive fee to one manager even though their overall portfolio was flat for the quarter. The MSF Program clients avoid this netting risk by gaining exposure to multiple trading methodologies in a single product. Our contrarian models look to buy into oversold and sell into overbought markets on a short-term basis. Our trend-following models predict and participate in larger market moves, buying when the market has momentum to the upside and selling when the market has momentum to the downside.  Our short-term momentum models use underlying logic that is similar to the trend-following models but on a much smaller time scale.  All three strategy classes used by the MSF Program are diversified in the patterns the models use to decide when to enter and exit the market as well as the time horizon over which they are investing.  The MSF Program seeks to identify and take advantage of investment opportunities in 35 liquid futures markets around the world, including markets in the US, Europe and Asia.  These markets represent the most liquid futures markets across a range of sectors, including, equity indices, fixed income, currencies, energies, metals and agricultural.

Prescient Ridge Management, LLC:  The PR managed futures program specializes in short-term, systematic trading strategies.  The program seeks to produce absolute returns irrespective of individual market direction through the deployment of numerous strategies in exchange listed futures.  These strategies are spread over multiple time frames and asset classes to create a diverse portfolio.  The program currently trades in excess of 40 exchange listed futures products on both domestic and international exchanges, and includes equity, commodity, fixed income and foreign exchange products.

The PR program is differentiated from other CTA/Managed Futures managers in that the program emphasizes short-term trading activity in which the average holding duration is less than one day.  These short-duration strategies, referred to as Intraday Strategies, represent approximately 85% of the program’s trading activity and are concentrated in the most liquid exchange traded futures.  The general objective of the Intraday Strategies is to identify significant single day directionality using traditional technical analysis techniques - most notably moving average crossovers.  In general, these strategies will enter a market early in the trading session and hold the position until the end of the day.  The average holding period of these strategies is typically one to five hours. Proprietary trade filters are built into the Intraday Strategies to evaluate the quality of the trade signal.  Although the primary exit methodology for these strategies is time based, additional proprietary exits and stop-losses are used.

Additional strategies such as momentum, pattern recognition and trend following are included in the program.  These strategies typically have longer holding periods which can range from multiple days to many months.  These strategies comprise the remaining trading activity of the program (approximately 15%) and are also predicated on technical analysis with an emphasis on moving averages.  Entry and exit methodology for these strategies varies depending on the strategy and trade duration.  These strategies help to provide further diversification for the program.

The entire program is built on a foundation of risk management.  The risk management process begins with the portfolio optimization, which is conducted quarterly, and is used to determine the trading size for all strategies.  The optimization process of PR is different from other programs in that it is rooted in a desire to control draw downs and is not driven by metrics such as targeted return.  Dynamic position sizing, which evaluates daily market volatility as well as sudden price movements, allows the program to maintain a consistent risk profile in various market environments.  All strategy entries and exits have been designed to mitigate the impact of fundamental information such as economic reports.  Additional risk controls are embedded in the program to help avoid illiquid or non-directional markets.  PR closely monitors the performance of the program as well as individual strategies to determine if reductions in exposure are required due to underperformance.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2013	2013	2013	2013
Total Trading Revenues (Loss)	$178,081	$(399,067)	$(333,675)	$801,862
Total Trading Expenses	479,850	447,445	409,435	441,110
Trading Income (Loss)	(301,769)	(846,512)	(743,110)	360,752
Non-Trading Income (Loss)	(110,695)	(61,284)	116,980	(181,865)
Net Income (Loss)	$(412,464)	$(907,796)	$(626,130)	$178,887

Net Income (Loss) per Trading Unit
Class A	$(1.12)	$(3.25)	$(3.06)	$1.76
Class B	$(0.81)	$(3.15)	$(2.96)	$2.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2012	2012	2012	2012
Total Trading Revenues (Loss)	$(1,104,952)	$(187,909)	$(485,061)	$(489,365)
Total Trading Expenses	696,264	616,586	641,292	516,927
Trading Income (Loss)	(1,801,216)	(804,495)	(1,126,353)	(1,006,292)
Non-Trading Income (Loss)	(103,279)	(211,651)	(59,855)	628,742
Net Income (Loss)	$(1,904,495)	$(1,016,146)	$(1,186,208)	$(377,550)

Net Income (Loss) per Trading Unit
Class A	$(4.95)	$(2.44)	$(3.67)	$(3.34)
Class B	$(4.80)	$(2.15)	$(3.51)	$(3.18)

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2013, the Trust’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2013, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC.  The officers and directors of the Managing Owner as of December 31, 2013 were as follows:

R.J. O’Brien Fund Management, LLC

Julie M. DeMatteo - Manager and Director: Ms. DeMatteo joined the Managing Owner in June of 2013 and became registered as a Principal in October 2013.  Ms. DeMatteo is the principal executive officer of the Managing Owner. Ms. DeMatteo is also currently Managing Director, Asset Management Division, of R.J. O’Brien Associates, LLC, a futures commission merchant and the registrant’s futures broker, which she became in June 2013.  Ms. DeMatteo was transitioning employment from March 2013 to May 2013. From April 2010 to February 2013, Ms. DeMatteo was a Director in the Prime Services Division of Barclays Capital Inc., a futures commission merchant.  She was responsible for working with the capital introduction and structured product groups to expand the firm’s footprint in the managed futures market segment.  From July 2008 to March 2010, Ms. DeMatteo was Executive Director of Business Development for AlphaMetrix LLC, a CPO and CTA.  In this role, she was responsible for asset raising, product development and establishing wholesale distribution relationships for the firm.  From July 2008 to December 2008, she was an Associated Person with Dekla Financial Inc., an introducing broker. In this capacity, she was responsible for business development for the firm.  She was transitioning between employers during June 2008.  From August 2005 to May 2008, Ms. DeMatteo was Director, President and Chief Executive Officer of UBS Managed Fund Services Inc. (“UBSMF”).  UBSMF created custom investment solutions for UBS clients and affiliated companies. In this capacity, she was responsible for business development and oversaw all logistical aspects of the firm’s business. From July 2000 to August 2005, she was Executive Director and Senior Counsel for the exchange traded derivatives business at UBS Securities.  In this capacity, she was responsible for all legal and compliance initiatives for the business. She holds a Bachelor of Science in Accounting and Finance from Eastern Illinois University and a Juris Doctorate from Loyola University College of Law.

James Gabriele - Manager and Director: Mr. Gabriele joined RJO Holdings Corp. in September 2012 as CFO of RJO Holdings Corp., a Principal of the Managing Owner. He joined the Managing Owner in August 2013, and became registered as a Principal in December 2013. Mr. Gabriele became listed as a Principal for R.J. O’Brien Associates, LLC, a futures commission merchant in December 2013, where he supervises finance department staff.  At RJO, he oversees all aspects of finance for the Managing Owner’s operating entities, including futures brokerage and asset management.  From March 1993 to December 2001, he served as Managing Director and Chief Financial Officer of ING Barings Futures and Options Clearing Services, part of ING Group. At ING, Jim served as Global Head of Finance and member of the Executive Committee. After that, Mr. Gabriele spent eight years in hedge fund administration where he started his own company providing clients with full service back office outsourcing across numerous structures and asset classes. In January 2002, Mr. Gabriele co-founded The Gabriele Group, which provided outsourced accounting and back office services to hedge funds, trading companies, and real estate limited partnerships.  In March of 2006, The Gabriele Group combined its hedge fund administration business with Caledonian Group, a fund administration provider.  From March 2006 to March 2009, he was Managing Director at Caledonian Global Fund Services.  As a shareholder and member of the senior management team, his responsibilities included operations and client management. From April 2009 to January 2011, Mr. Gabriele was at Butterfield Fulcrum, a top tier global hedge fund administrator, as Managing Director and member of the Business Development and the Client Management Teams. In February 2011, Mr. Gabriel returned to The Gabriele Group as Managing Member providing management consulting services to a variety of financial sector firms. Mr. Gabriele has a BBS in accounting from Loyola University of Chicago, and is a Certified Public Accountant.

Nancy Westwick – Chief Compliance Officer: Ms. Westwick joined the Managing Owner as chief compliance officer in August 2013. Ms. Westwick joined R.J. O’Brien Investment Management, LLC as chief compliance officer in December 2012. Ms. Westwick joined R.J. O’Brien Associates, LLC as chief compliance officer in December 2010. Ms. Westwick became registered as a Principal for the Managing Owner in January 2014. Ms. Westwick became registered as a Principal of R.J. O’Brien Investment Management, LLC in December 2012.  Ms. Westwick became registered as a Principal and Associated Person of R.J. O’Brien Associates, LLC in July 2011. Her primary duties as chief compliance officer of the Managing Owner, R.J. O’Brien Investment Management, LLC and R.J. O’Brien Associates, LLC is ensuring employees and introducing brokers are complying with all rules and regulations of the CE Act and various exchanges, implementing new policies and procedures as mandated by applicable regulatory rules and reforms and establishing procedures for the remediation of noncompliance issues. From November 2005 to November 2010, Ms. Westwick was compliance counsel for MF Global Inc. (also known as Man Financial Inc.), a futures commission merchant. From September 2001 to October 2005, Ms. Westwick was associate general counsel for Refco LLC, a futures commission merchant. From May 2000 to August 2001, Ms. Westwick was assistant general counsel for Lind-Waldock, a futures commission merchant.  For each of Lind-Waldock (became a division of Refco LLC in September 2001), Refco LLC (acquired by MF Global Inc. in November 2005) and MF Global Inc., Ms. Westwick worked to ensure compliance with all necessary rules and regulations and also trained broker staff in compliance matters. Ms. Westwick has a bachelor of arts from Rutgers University, a Juris Doctor from Loyola University of Chicago Law School and an LL.M. from IIT/Chicago – Kent College of Law.

Each officer and director holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

The Trust does not have any directors or officers of its own and no person is known to the Trust to beneficially own more than 10% of the outstanding units.

Audit Committee

The Managing Owner created an audit committee on August 27, 2008.  The audit committee with respect to the Trust is comprised of Julie M. DeMatteo and James Gabriele.  None of the directors are considered to be independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  Therefore, there is no Audit Committee Financial Expert.

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

Item 11.  Executive Compensation

The Trust has no officers or directors.  The Managing Owner administers the business and affairs of the Trust (exclusive of Trust trading decisions which are made by the independent Trading Advisors).  The officers and directors of the Managing Owner receive no compensation from the Trust for acting in their respective capacities with the Managing Owner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2013, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2013, the Managing Owner beneficially held an ownership of $38,117 (which is the equivalent of 535 units) or approximately 0.27% of the ownership of the Trust as of that date.

(c)
As of December 31, 2013, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or units of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.  The Trust is not the subsidiary of any business entity.

Item 14.  Principal Accounting Fees and Services.

(a)      Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm $89,238 and $108,719 respectively for the 2013 and 2012 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

(b)      Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2013 or 2012 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)      Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2013 or 2012 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte Tax LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte Tax LLP $75,250 for such services for 2013 and $80,000 for such services for 2012.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

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

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

c.	Condensed Consolidated Schedules of Investments as of December 31, 2013 and 2012

d.	Consolidated Statements of Operations, for the years ended December 31, 2013, 2012 and 2011

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2013, 2012, and 2011

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

1.01	Third Amended and Restated Selling Agreement, made as of July 1, 2011, among R.J. O’Brien Securities, LLC, RJO Global Trust (the “Registrant”), and R.J. O’Brien Fund Management, LLC. (1)
3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010. (2)
3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011. (3)
3.03	Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 22, 2013. (4)

3.04	Restated Certificate of Trust of the Registrant. (5)

10.01**	Investment Management Agreement, entered into as of August 30, 2013, among RJO Global Trust, R.J. O’Brien Fund Management LLC and RPM Risk and Portfolio Management AB. (6)

10.02**	Advisory Agreement, made as of October 9, 2013, among OASIS RCM LLC, R. J. O’Brien Fund Management LLC and Revolution Capital Management LLC.
10.03**	Advisory Agreement, made as of October 9, 2013, among OASIS PGR LLC, R. J. O’Brien Fund Management LLC and PGR Capital LLP.
10.04**	Advisory Agreement, made as of October 9, 2013, among OASIS Bleecker LLC, R.J. O’Brien Fund Management, LLC, and Bleecker Street Capital, LLC.

10.05**	Advisory Agreement, made as of October 9, 2013, among OASIS PAM LLC, R.J. O’Brien Fund Management, LLC, and Paskewitz Asset Management, LLC.

10.06**	Advisory Agreement, made as of October 15, 2013, among OASIS PR LLC, R.J. O’Brien Fund Management, LLC, and Prescient Ridge Management, LLC.

10.07	Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated October 21, 2013.

13.01	Annual Report to Unitholders for Fiscal Year 2013.

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01	Section 1350 Certification of Chief Executive Officer.

32.02	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(4)    Incorporated by reference herein from the exhibit of the same description filed on November 13, 2013 with the Registrant’s Quarterly Report on Form 10-Q.

(5)    Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K

(6)    Incorporated by reference herein from the exhibit of the same description filed on November 11, 2013 with the Registrant’s Quarterly Report on Form 10-Q.

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

Date: March 31, 2014	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ James Gabriele
James Gabriele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 31, 2014, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Julie M. DeMatteo	Chief Executive Officer and Director
Julie M. DeMatteo	(principal executive officer)

/s/ James Gabriele	Chief Financial Officer and Director
James Gabriele	(principal financial and accounting officer)