Form 10-Q/A
period 2013-09-30
RJO GLOBAL TRUST
filed 2014-04-04
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Amendment #1

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
☐ Yes ☒ No

Explanatory Note: The sole purpose of this Amendment to RJO Global Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013 (the “Form 10-Q”), is to file (i) the Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 18, 2013 (Exhibit Number 3.03); (ii) the Investment Management Agreement, entered into as of August, 2013, among RJO Global Trust, R.J. O’Brien Fund Management LLC and RPM Risk and Portfolio Management AB (Exhibit Number 10.01) and (iii) the Notice to Unitholders dated October 18, 2013 (Exhibit 99.01).  Each of the foregoing exhibits were included in Item 6 of the Form 10-Q, but were not submitted with such filing.  No other changes have been made to the Form 10-Q.

Item 6.  Exhibits

a)	Exhibits

Exhibit Number	Description of Document

3.01	Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.(1)

3.02	First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.(2)

3.03	Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 18, 2013.***

3.04	Restated Certificate of Trust of the Registrant.(3)

10.01**	Investment Management Agreement, entered into as of August, 2013, among RJO Global Trust, R.J. O’Brien Fund Management LLC and RPM Risk and Portfolio Management AB.***

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.***

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.***

32.01	Section 1350 Certification of Principal Executive Officer.***

32.02	Section 1350 Certification of Principal Financial Officer.***

99.01	Notice to Unitholders dated October 18, 2013.***

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)  Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K.

(2)  Incorporated by reference herein from the exhibit of the same description filed on July 15, 2011 on Form 8-K.

(3)  Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

* These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed with the Securities and Exchange Commission on November 13, 2013.

** Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

*** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:           April 4, 2014

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:           /s/ Julie M. DeMatteo
Julie M. DeMatteo
Chief Executive Officer