Form 10-Q
period 2014-03-31
RJO GLOBAL TRUST
filed 2014-05-15
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	March 31,	December 31,
	2014	2013
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$7,533,991	$11,311,474
Unrealized gain on open contracts	94,382	762,636
Total due from broker	7,628,373	12,074,110

Cash and cash equivalents on deposit with affiliate	2,725,817	1,301,182
Cash on deposit with bank	59,654	3,230
Fixed income securities (cost $1,501,697 and $1,501,697, respectively), held by affiliate	1,453,320	1,465,195
Interest receivable	24,047	9,704
Cash on deposit with bank - Non-Trading	1,180,272	1,278,723
Prepaid expenses - offering	20,040	-

Total Assets	$13,091,523	$16,132,144

Liabilities and Unitholders' Capital

Liabilities:
Accrued commissions	$26,390	$25,241
Accrued management fees	25,426	30,223
Accrued incentive fees	-	118,791
Accrued operating expenses	77,958	139,655
Accrued offering expenses	-	15,033
Redemptions payable - Trading	276,899	557,636
Accrued legal fees - Non-Trading	25,000	79,883
Accrued management fees to U.S. Bank - Non-Trading	13,412	7,595
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	446,119	975,091

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (179,317 and 190,458 units outstanding at March 31, 2014 and December 31, 2013, respectively)	11,262,637	13,569,363
Class B (2,986 and 4,564 and units outstanding at March 31, 2014 and December 31, 2013, respectively)	208,327	359,349
Managing owner (535 Class A units outstanding at March 31, 2014 and December 31, 2013, respectively)	33,602	38,117

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (155,225 and 171,234 units outstanding at March 31, 2014 and December 31, 2013, respectively)	77,899	89,652
Nonparticipating owners (2,118,063 and 2,102,054 units outstanding at March 31, 2014 and December 31, 2013, respectively)	1,062,939	1,100,572

Total unitholders' capital	12,645,404	15,157,053

Total Liabilities and Unitholders' Capital	$13,091,523	$16,132,144

Net asset value per unit:
Trading:
Class A	$62.81	$71.25
Class B	$69.77	$78.74
LLC equity/Non-Trading	$0.50	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2014		December 31, 2013
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Fixed Income Securities

Corporate Bonds
BB&T Corp Note 2.05% (cost $762,121 and $762,121, respectively)	5.93%	$750,240	4.97%	$752,693
Goldman Sachs Group Inc Note 6% (cost $739,576 and $739,576, respectively)	5.56%	703,080	4.70%	712,502
Total Corporate Bonds	11.49%	1,453,320	9.67%	1,465,195

Total Fixed Income Securities (cost $1,501,697 and $1,501,697, respectively)		$1,453,320		$1,465,195

Long Positions
Futures Positions
Agriculture	0.32%	$39,950	-0.15%	$(22,282)
Currency	0.08%	9,639	0.31%	46,836
Energy	-0.02%	(2,949)	-0.14%	(21,904)
Indices	0.84%	105,736	2.98%	450,939
Interest rates	-0.04%	(5,520)	-0.92%	(138,783)
Metals	-0.12%	(15,320)	0.03%	5,005

Total long positions on open contracts		$131,536		$319,811

Short Positions
Futures Positions
Agriculture	-0.46%	$(57,759)	1.37%	$207,657
Currency	-0.07%	(9,106)	0.31%	46,459
Energy	-0.11%	(14,040)	-0.01%	(770)
Indices	-0.18%	(22,410)	-0.39%	(58,673)
Interest rates	0.02%	1,921	1.15%	174,237
Metals	0.51%	64,240	0.49%	73,915

Total short positions on open contracts		$(37,154)		$442,825

Total unrealized gain on open contracts		$94,382		$762,636

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations
UNAUDITED

	For the three months ended March 31,
	2014	2013
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(614,617)	$(42,784)
Change in unrealized gain (loss) on open positions	(668,254)	181,964
Change in unrealized gain (loss) on investment in
Global Diversified Managed Futures Portfolio LLC	-	28,719
Foreign currency transaction gain (loss)	(3,967)	(6,152)
Total Trading gain (loss)	(1,286,838)	161,747

Net investment income (loss):
Interest income	14,609	81,215
Realized gain (loss) on fixed income securities	-	(6,993)
Change in unrealized gain (loss) on fixed income securities	(11,875)	(57,888)
Total net investment gain (loss)	2,734	16,334

Expenses:
Commissions - Class A	137,533	239,135
Commissions - Class B	1,783	4,436
Advisory fees	1,907	8,925
Management fees	78,984	103,854
Ongoing offering expenses	18,000	7,500
Operating expenses	108,000	116,000
Total expenses	346,207	479,850

Trading income (loss)	(1,630,311)	(301,769)

Non-Trading income (loss):
Interest on Non-Trading reserve	50	144
Legal and administrative fees	2,314	(34,335)
Management fees paid to US Bank	(51,750)	(76,504)
Non-Trading income (loss)	(49,386)	(110,695)

Net income (loss)	$(1,679,697)	$(412,464)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2014
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	190,458	$13,569,363	4,564	$359,349	535	$38,117
Trading income (loss)	-	(1,588,998)	-	(36,798)	-	(4,515)
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(11,141)	(717,728)	(1,578)	(114,224)	-	-
Balances at March 31, 2014	179,317	$11,262,637	2,986	$208,327	535	$33,602

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2013	195,557	$13,966,829
Trading income (loss)	-	(1,630,311)
Unitholders' contributions	-	-
Unitholders' redemptions	(12,719)	(831,952)
Balances at March 31, 2014	182,838	$11,504,566

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	171,234	$89,652	2,102,054	$1,100,572	2,273,288	$1,190,224
Non-Trading income (loss)	-	(3,719)	-	(45,667)	-	(49,386)
Reallocation due to Redemptions	(16,009)	(8,034)	16,009	8,034	-	-
Unitholders' distribution	-	-	-	-	-	-
Balances at March 31, 2014	155,225	$77,899	2,118,063	$1,062,939	2,273,288	$1,140,838

Total Unitholders Capital at March 31, 2014						$12,645,404
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2013	$71.25	$78.74	$0.52
Net change per unit	(8.44)	(8.97)	(0.02)
Net asset value per unit at March 31, 2014	$62.81	$69.77	$0.50

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

(1)	General Information and Summary

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  It was formed to engage in the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals pursuant to the trading instructions of multiple independent commodity trading advisors (“CTAs”).

R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006 and became a Delaware limited liability company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

Units of beneficial ownership of the Trust (“units”) commenced selling on April 3, 1997.  Effective July 1, 2011, the Managing Owner discontinued the public offering of the units and begin offering the units on a private placement basis only.  The Trust filed a Post-Effective Amendment to its Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on July 5, 2011 to deregister the remaining units that were unsold under the public offering.  The Post-Effective Amendment was declared effective by the SEC on July 8, 2011.  Effective January 15, 2014, the Managing Owner began offering Class C and Class D units.  The Class A and Class B units are no longer offered.

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to multiple independent CTAs (each a “Trading Advisor” and collectively, the “Trading Advisors”) representing the Investment Manager’s “Evolving Manager Program”.  The Evolving Manager Program seeks to identity and select CTAs with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.  The strategies include three broad based categories that are described as follows (each, an “Eligible Strategy”):

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

The Investment Manager will, in its discretion, determine the minimum or maximum target allocation or allocation range, or the manner in which to rebalance the Trust or adjust relative weightings of the Trust.  RPM has complete flexibility in allocation and reallocating the Trust’s capital in any manner that it may deem appropriate.  There can be no assurance as to which factors the Investment Manager may consider in making capital allocations for the Trust, or as to which allocation the Investment Manager may make.  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which are payable by the Class C and Class D unitholders.  The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of March 31, 2014, RPM has delegated trading decisions for the Trust to four independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”) and Paskewitz Asset Management, LLC (“PAM”), pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements between the Trading Companies and the appropriate Trading Advisors provide that each Trading Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of March 31, 2014, prior to quarter-end reallocation, RCM was managing 20.31%, PGR 20.62%, Bleecker 16.22%, and PAM 9.16% of the Trust’s assets, respectively.  Approximately 33.69% of the Trust’s assets were not allocated to a Trading Advisor.

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

The Trust has no officers, directors or employees.

RJO is a “futures commission merchant,” the Managing Owner is a “commodity pool operator” and the Trading Advisors to the Trust are “commodity trading advisors,” as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and are each a member of the National Futures Association (“NFA”).  R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the “SEC”, and is a member of the Financial Industry Regulatory Authority (“FINRA”).

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

See Item 1: Note (6) for further detail regarding collection and distribution activity related to the assets held at REFCO.

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of March 31, 2014, Wells held approximately $4.2 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(g)         Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at REFCO, LTD at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from REFCO, LTD were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from REFCO, LTD exceeded the book value of the impaired assets held at REFCO, LTD, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statements of operations.  Any future administrative and/or legal expenses associated with liquidation of the assets held at REFCO, LTD have not been reflected as such future expenses are not capable of being estimated.  See Note (6) for further details.

(h)         Recent Pronouncement

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures.  This guidance is effective for annual and interim periods beginning on or after December 15, 2013.  The Trust currently follows the guidance within the Investment Companies Topic of the FASB Accounting Standards Codification and is considered an investment company.  The adoption of ASU 2013-08 did not have a material effect on the Trust's consolidated financial statements.

(3)   Fees

Management fees are accrued and paid monthly.  Incentive fees are accrued monthly and paid quarterly.  Trading decisions for the period of these financial statements were made by the Trading Advisors.

Prior to October 22, 2013, the Trust paid the Managing Owner a fee of 0.75% of the Trust’s month-end net assets on an annual basis.  Effective October 22, 2013, the Managing Owner fee was reduced to 0.50% and waived for the 4th quarter, 2013.

Pursuant to the Trust’s agreements with the Trading Advisors, each Trading Advisor receives a monthly management fee at the rate of up to 0.083% (a 1% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month.  These management fees are not paid on the LLC’s net assets.

The Trust also pays the Trading Advisors a quarterly incentive fee of up to 25% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Trading Advisor’s portion of the assets allocated to them.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2010, remain subject to examination by the Internal Revenue Service.  The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

(5)   Trading Activities and Related Risks

The Trust engages in the speculative trading of U.S. and international futures contracts, options, and forward contracts (collectively derivatives) through the trading instructions of the Trading Advisors.  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trust is exposed to both market risk - the risk arising from changes in the market value of the contract - and credit risk - the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the three month period ended March 31, 2014 and 2013, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through the trading instructions of the Trading Advisors.

The Trust invests its margin in fixed income securities as permitted by CFTC regulations regarding acceptable securities for investment of segregated assets and the RJOIM agreement with the Trust.  Such acceptable securities, include, but are not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

The Beneficial Owners bear the risk of loss only to the extent of the market value of their respective investments.

See Note (11) for further details on Derivative Instruments and Hedging Activities.

(6)   Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at REFCO, LTD plus $1,000,000 in cash, were transferred to a Non-Trading account, as explained in Note 2(g).  On December 31, 2005 the $56,544,206 of assets held at REFCO, LTD were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets.  The table below summarizes all recoveries from REFCO, LTD and distributions to redeemed and continuing unitholders.

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

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2014 and December 31, 2013, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$94,382	$-	$-	$94,382
Fixed income securities	-	1,453,320	-	1,453,320
Total assets	94,382	1,453,320	-	1,547,702

Total fair value	$94,382	$1,453,320	$-	$1,547,702

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$762,636	$-	$-	$762,636
Fixed income securities	-	1,465,195	-	1,465,195
Total assets	762,636	1,465,195	-	2,227,831

Total fair value	$762,636	$1,465,195	$-	$2,227,831

(8)   Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month based on the net asset value per unit on such date on five business days’ written notice to NAV Consulting, Inc., the Trust’s administrator, or the Managing Owner.  Payment will generally be made within 10 business days of the effective date of the redemption.  The Trust’s Ninth Amended and Restated Declaration and Agreement of Trust, as amended (the “Trust Agreement”) contains a full description of redemption and distribution policies.

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

The Trust’s brokerage fee constitutes a “wrap fee” of  3.42% of the Trust’s month-end assets on an annual basis (0.28% monthly) with respect to Class A units and 1.42% of the Trust’s month-end assets on an annual basis (0.12% monthly) with respect to Class B units, which covers the fees described below.*

Recipient	Nature of Payment	Class A Units	Class B Units
Managing Owner	Managing Owner fee	0.50%	0.50%
Selling Agent	Selling commission	2.00%	0.00%
Managing Owner	Clearing, NFA, and exchange fees (approximately)	0.92%	0.92%
		3.42%	1.42%

*Commissions were not paid with respect to the LLC’s net assets.

(9)  Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units for the three month periods ended March 31, 2014 and March 31, 2013.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Per share operating performance:
Net asset value of Trading units, beginning of period	$71.25	$76.92	$78.74	$83.34
Total Trading income (loss):
Trading gain (loss)	(6.65)	0.56	(7.35)	0.60
Investment income	0.01	0.05	0.02	0.06
Expenses	(1.80)	(1.73)	(1.64)	(1.47)
Trading income (loss)	(8.44)	(1.12)	(8.97)	(0.81)
Net asset value of Trading units, end of period	$62.81	$75.80	$69.77	$82.53

Total return:
Total return before incentive fees	(11.85%)	(1.45%)	(11.40%)	(0.97%)
Less incentive fee allocations	(0.00%)	0.00%	0.00%	0.00%
Total return	(11.85%)	(1.45%)	(11.40%)	(0.97%)

Ratios to average net assets:
Trading income (loss)	(12.91%)	(1.44%)	(13.39%)	(1.00%)
Expenses:
Expenses, less incentive fees	(2.75%)	(2.28%)	(2.36%)	(1.87%)
Incentive fees	(0.00%)	0.00%	(0.00%)	0.00%
Total expenses	(2.75%)	(2.28%)	(2.36%)	(1.87%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended March 31, 2014 and 2013, respectively.  The amounts are not annualized.

(10) Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of March 31, 2014 the Trust’s deposits held by RJOIM consisted of cash of $2,725,817 and fixed income securities of $1,453,320.  Advisory fees earned by RJOIM aggregated $1,907, and $8,925, for the three months ended March 31, 2014 and 2013, respectively.

(11) Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” its derivatives through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$73,553	$(91,362)	$(17,809)
Currency	52,579	(52,046)	533
Energy	6,505	(23,494)	(16,989)
Indices	136,365	(53,039)	83,326
Interest Rate	32,114	(35,713)	(3,599)
Metals	51,207	(2,287)	48,920
	$352,323	$(257,941)	$94,382

As of December 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$223,192	$(37,817)	$185,375
Currency	94,958	(1,663)	93,295
Energy	15,843	(38,517)	(22,674)
Indices	438,814	(46,548)	392,266
Interest Rates	129,505	(94,051)	35,454
Metals	78,920	-	78,920
	$981,232	$(218,596)	$762,636

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of March 31, 2014 and 2013, respectively.

As of March 31, 2014
			Net
	Gross		Assets
	Assets	Liabilities	(Liabilities)

Unrealized Gain (loss) on open contracts	$435,382	$(341,000)	$94,382

Total	$435,382	$(341,000)	$94,382

As of December 31, 2013
			Net
	Gross		Assets
	Assets	Liabilities	(Liabilities)

Unrealized Gain (loss) on open contracts	$1,095,940	$(333,304)	$762,636

Total	$1,095,940	$(333,304)	$762,636

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2014	2013
Agriculture	$(63,955)	$212,660
Currency	25,717	(36,443)
Energy	(159,661)	120,898
Indices	(668,139)	(159,118)
Interest Rates	(233,138)	(6,931)
Metals	(187,662)	1,962
	$(1,286,838)	$133,028

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12) Subsequent Events

As of April 17, 2014, an Advisory Agreement was entered into with Centurion Investment Management, LLC (“CIM”).  As of May 5, 2014, the allocation percentages of the portfolio were as follows:  RCM 17.0%, PGR 21.5%, Bleecker 15.2%, PAM 6.3% and CIM 30.4%.  Approximately 9.6% of the Trust’s assets were not allocated to a Trading Advisor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)         Introduction

RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  It was formed to engage in the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals pursuant to the trading instructions of multiple independent commodity trading advisors (“CTAs”).

R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006 and became a Delaware limited liability company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

Units of beneficial ownership of the Trust (“units”) commenced selling on April 3, 1997.  Effective July 1, 2011, the Managing Owner discontinued the public offering of the units and begin offering the units on a private placement basis only.  The Trust filed a Post-Effective Amendment to its Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on July 5, 2011 to deregister the remaining units that were unsold under the public offering.  The Post-Effective Amendment was declared effective by the SEC on July 8, 2011.  Effective January 15, 2014, the Managing Owner began offering Class C and Class D units.  The Class A and Class B units are no longer offered.

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to multiple independent CTAs (each a “Trading Advisor” and collectively, the “Trading Advisors”) representing the Investment Manager’s “Evolving Manager Program”.  The Evolving Manager Program seeks to identity and select CTAs with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.

The Investment Manager will, in its discretion, determine the minimum or maximum target allocation or allocation range, or the manner in which to rebalance the Trust or adjust relative weightings of the Trust.  RPM has complete flexibility in allocation and reallocating the Trust’s capital in any manner that it may deem appropriate.  There can be no assurance as to which factors the Investment Manager may consider in making capital allocations for the Trust, or as to which allocation the Investment Manager may make.  RPM may also add, remove, or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.
The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which are payable by the Class C and Class D unitholders   The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of March 31, 2014, RPM has delegated trading decisions for the Trust to four independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”) and Paskewitz Asset Management, LLC (“PAM”), pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively  the “Advisory Agreements”).

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

See Item 1: Note (6) for further detail regarding collection and distribution activity related to the assets held at REFCO.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the three month period ending March 31, 2014, no Class A units were purchased by the Beneficial Owners and no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the three month period ending March 31, 2014, the Beneficial Owners redeemed a total of 12,719 units for $831,952.  For the three month period ending March 31, 2014, the Beneficial Owners redeemed a total of 11,141 Class A units for $717,728 and 1,578 Class B units for $114,224.  The Managing Owner did not redeem any units during the three month period ending March 31, 2014.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of March 31, 2014, the market sectors where the Trust maintained an investment having the highest exposure were: Indices having a net long value of $83,326, Metals having a net long value of $48,920, Agricultural having a net short value of $17,809, and Energy having a net short value of $16,989.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the three month period ending March 31, 2014, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended March 31, 2014, RJO had paid or accrued to pay interest of $0 to the Trust.  For the three month period ended March 31, 2013, RJO paid or accrued to pay interest of $355 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of March 31, 2014, Wells held approximately $4.2 million of the Trust’s assets.  For the three month period ending March 31, 2014, and March 31, 2013, the assets held in this account earned $14,609 and $80,860 of interest income, respectively.

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

RCM, PGR, and PAM are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.  For Bleecker, which is a discretionary trader, economic fundamentals and macroeconomic assessments are made in the implementation of its investment strategy.

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of March 31, 2014, trading decisions for the Trust have been delegated to four independent CTAs:  RCM, PGR, Bleecker, and PAM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended March 31, 2014

The Trust posted a loss of $(1,593,513) or $(8.44) per trading unit for Class A units and a loss of $(36,798) or $(8.97) per trading unit for Class B units for the quarter ending March 31, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2014, Class A units have lost 48.90% since their first issuance in June 1997.  Class B units have lost 41.56% since their first issuance in January 2009.

As of March 31, 2014, the Trust’s assets were allocated to the following Trading Advisors as follows:   RCM (20.31%), PGR (20.62%), Bleecker (16.22%) and PAM (9.16%), with the remaining percentage allocated to cash.

A sudden pick-up in risk aversion brought about by speculation about a Chinese credit crisis and escalating political tensions in Ukraine, Thailand and Turkey was the major theme in January.  As a result, equity markets sold off broadly, particularly in emerging markets, thereby reversing the rally experienced in late December.  Investors instead bought into the safe haven appeal of bonds and gold sending prices higher in related securities.  In the currency sector, the US dollar reversed its long term bullish trend against the Japanese yen while the Canadian dollar hit a four-year low amid speculation that slowing economic growth will push the Bank of Canada closer to considering lowering interest rates.  In energy markets, natural gas surged to a four-year high as forecasts for tumbling stockpiles during a frigid winter prompted the strongest rally in 19 months.

The month of February started off with yet another market sell-off as a disappointing ISM manufacturing report pushed stocks down sharply.  However, equity markets recovered strongly with global indices ending the month shy of historical record high levels amid confidence about the economy being strong enough to withstand future cuts to monetary stimulus.  Weather-related soft data coming out of the US and escalating political tensions in Ukraine were not enough to dampen the optimism in the equity sector.  Most of the price action was otherwise seen in soft commodities where the price of soybeans reacted positively to the hot and dry weather in the world’s top exporting countries Argentina and Brazil.

The equity rally seen in late February was – once again – reversed during the first half of the March, this time around, on escalating tensions in Ukraine where Russia reclaimed Crimea despite threats of international sanctions.  Equity indices were also weighed down by the fact that China experienced its first domestic corporate bond default in recent history while at the same time presenting data that pointed to a continued decline in manufacturing growth.  Furthermore, the accompanying statements from Janet Yellen’s first meeting as new FOMC chairman, where she said that the Fed’s stimulus program would most likely be finished by the fall and that a rate hike could come as soon as early 2015, added to investor anxiety.  As a result, equity markets remained weak throughout the first half of March while bond yields and the US dollar edged higher following FOMC.  However, in the latter part of the month, risky assets were again on the rise on easing concerns for Russia and supported by strong economic data.  Elsewhere, soft commodities such as meat and soybeans rallied throughout the month as supplies remain tight due to droughts, higher feed costs, and lower profitability for farmers and high demand especially from emerging markets

Fiscal Quarter ended March 31, 2013

The Trust recorded net trading loss of $(295,521) or $(1.12) per trading unit for Class A Units and a loss of $(6,248) or $(0.81) per trading unit for Class B Units in the first quarter of 2013 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2013, Class A units have lost 7.34% since their first issuance in June 1997.  Class B units have lost 30.87% since their first issuance in January of 2009.

As of March 31, 2013, the Trust’s assets were allocated to the following Advisors as follows:  NuWave Investment Management, LLC (21.54%), Hyman Beck & Company, Inc. (3.35%), Liberty Funds Group, Inc. (22.11%), Aventis Asset Management, LLC (21.45%), and Global AG, LLC (18.69%), with the remaining percentage allocated to cash.

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

In March, the S&P 500 posted new all-time highs, rising 3.75% and finishing the quarter up nearly 11% for year-to-date.  The 10-Year U.S. Treasury returned 0.26%.  The commodity sector, as reflected by the Dow Jones UBS Commodity Index, rose 0.67% during March, but remains in negative territory for the year, down 1.13%.  Governments and central banks around the world remain engaged and very active in their respective economies as they try to manage a fragile global economic recovery.  The strengthening U.S. dollar and the rising U.S. stock market appear to be the result of bleak situations in the European economies rather than outright strength of the U.S. economy.

(e)    Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2014.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

a)   For the quarter-ended March 31, 2014, the Trust issued no Units in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2014:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	2,400	245	$66.03	$73.10
February	4,332	1,333	$65.18	$72.28
March	4,409	-	$62.81	$69.77

Total	11,141	1,578

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01*
Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of September 1, 2010.  (Incorporated by reference herein from the exhibit of the same description filed on September 7, 2010 on Form 8-K)

3.02*
First Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of July 13, 2011.  (Incorporated by reference herein from the exhibit of the same description filed on July 15, 2011 on Form 8-K)

3.03*
Second Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of October 22, 2013.  (Incorporated by reference herein from the exhibit of the same description filed on April 4, 2014 with the Registrant’s Form 10-Q/A)

3.04**	Third Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of November 29, 2013.

3.05*	Restated Certificate of Trust of the Registrant. (Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K)

10.01***	Advisory Agreement, made as of April 17, 2014, by and among OASIS Centurion LLC, R. J. O’Brien Fund Management LLC and Centurion Investment Management, LLC.

10.02***	Amendment to Advisory Agreement, made as of April 30, 2014, by and among OASIS Centurion LLC, R. J. O’Brien Fund Management LLC and Centurion Investment Management, LLC.

31.01**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed previously.

** Filed herewith.

***Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:      May 15, 2014

By:         R.J. O’Brien Fund Management, LLC
Managing Owner

By:         /s/James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer