Form 10-Q
period 2014-06-30
RJO GLOBAL TRUST
filed 2014-08-14
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	June 30,	December 31,
	2014	2013
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$9,292,727	$11,311,474
Unrealized gain on open contracts	146,256	762,636
Total due from broker	9,438,983	12,074,110

Cash and cash equivalents on deposit with affiliate	1,618,066	1,301,182
Cash on deposit with bank	21,477	3,230
Fixed income securities (cost $0 and $1,501,697, respectively), held by affiliate	-	1,465,195
Interest receivable	9	9,704
Cash on deposit with bank - Non-Trading	1,098,547	1,278,723
Prepaid expenses - offering	2,040	-

Total Assets	$12,179,122	$16,132,144

Liabilities and Unitholders' Capital

Liabilities:
Accrued commissions	$24,990	$25,241
Accrued management fees	25,011	30,223
Accrued incentive fees	-	118,791
Accrued operating expenses	90,295	139,655
Accrued offering expenses	-	15,033
Redemptions payable - Trading	379,285	557,636
Accrued legal fees - Non-Trading	500	79,883
Accrued management fees to U.S. Bank - Non-Trading	6,769	7,595
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	527,884	975,091

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (166,862 and 190,458 units outstanding at June 30, 2014 and December 31, 2013, respectively)	10,332,296	13,569,363
Class B (2,829 and 4,564 units outstanding at June 30, 2014 and December 31, 2013, respectively)	195,561	359,349
Managing owner (535 Class A units outstanding at June 30, 2014 and December 31, 2013, respectively)	33,128	38,117

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (144,250 and 171,234 units outstanding at June 30, 2014 and December 31, 2013, respectively)	69,181	89,652
Nonparticipating owners (2,129,038 and 2,102,054 units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,021,072	1,100,572

Total unitholders' capital	11,651,238	15,157,053

Total Liabilities and Unitholders' Capital	$12,179,122	$16,132,144

Net asset value per unit:
Trading:
Class A	$61.92	$71.25
Class B	$69.13	$78.74
LLC equity/Non-Trading	$0.48	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedules of Investments

	June 30, 2014				December 31, 2013
	Face	Maturity	Percentage of		Face	Maturity	Percentage of
	Value	Date	Net Assets	Fair value	Value	Date	Net Assets	Fair value
Securities owned			UNAUDITED

Corporate Bonds
BB & T Corp Note 2.05% ( cost $0 and $762,121, respectively)	$-	NA	NA	$-	$750,000	4/28/2014	4.97%	$752,693
Goldman Sachs Group Inc Note 6% (cost $0 and $739,576, respectively)	-	NA	NA	-	700,000	5/1/2014	4.70%	712,502
Total Corporate Bonds	$-				$1,450,000		9.67%	1,465,195

Total Fixed Income Securities (cost $0 and $1,501,697, respectively)				$-				$1,465,195

Long Positions
Futures Positions
Agriculture			-0.38%	$(44,228)			-0.15%	$(22,282)
Currency			0.96%	112,148			0.31%	46,836
Energy			-0.28%	(32,880)			-0.14%	(21,904)
Indices			0.42%	48,474			2.98%	450,939
Interest rates			0.74%	85,723			-0.92%	(138,783)
Metals			0.12%	14,280			0.03%	5,005

Total long positions on open contracts				$183,517				$319,811

Short Positions
Futures Positions
Agriculture			0.70%	$81,475			1.37%	$207,657
Currency			-0.44%	(50,889)			0.31%	46,459
Energy			0.00%	(427)			-0.01%	(770)
Indices			-0.09%	(10,956)			-0.39%	(58,673)
Interest rates			-0.19%	(22,461)			1.15%	174,237
Metals			-0.29%	(34,003)			0.49%	73,915

Total short positions on open contracts				$(37,261)				$442,825

Total unrealized gain on open contracts				$146,256				$762,636

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	UNAUDITED		UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$128,689	$(311,621)	$(485,931)	$(354,405)
Change in unrealized gain (loss) on open positions	51,874	(221,377)	(616,380)	(39,413)
Change in unrealized gain (loss) on investment in
Global Diversified Managed Futures Portfolio LLC	-	131,201	-	159,920
Foreign currency transaction gain (loss)	4,349	2,384	385	(3,768)
Total Trading gain (loss)	184,912	(399,413)	(1,101,926)	(237,666)

Net investment income (loss):
Interest income	6,063	53,525	20,672	134,740
Realized gain (loss) on fixed income securities	(51,697)	(52,174)	(51,697)	(59,167)
Change in unrealized gain (loss) on fixed income securities	48,377	(1,005)	36,503	(58,893)
Total net investment gain (loss)	2,743	346	5,478	16,680

Expenses:
Commissions - Class A	141,544	220,411	279,077	459,546
Commissions - Class B	1,602	3,278	3,385	7,714
Advisory fees	1,281	8,513	3,188	17,437
Management fees	72,577	95,243	151,561	199,097
Ongoing offering expenses	18,000	14,000	36,000	21,500
Operating expenses	126,000	106,000	234,000	222,000
Total expenses	361,004	447,445	707,211	927,294

Trading income (loss)	(173,349)	(846,512)	(1,803,659)	(1,148,280)

Non-Trading income (loss):
Interest on Non-Trading reserve	35	122	85	266
Legal and administrative fees	(19,425)	(60,847)	(17,111)	(95,182)
Management fees paid to US Bank	(31,195)	(559)	(82,945)	(77,063)
Non-Trading income (loss)	(50,585)	(61,284)	(99,971)	(171,979)

Net income (loss)	$(223,934)	$(907,796)	$(1,903,630)	$(1,320,259)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2014
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	190,458	$13,569,363	4,564	$359,349	535	$38,117
Trading income (loss)	-	(1,759,624)	-	(39,046)	-	(4,989)
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(23,596)	(1,477,443)	(1,735)	(124,742)	-	-
Balances at June 30, 2014	166,862	$10,332,296	2,829	$195,561	535	$33,128

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2013	195,557	$13,966,829
Trading income (loss)	-	(1,803,659)
Unitholders' contributions	-	-
Unitholders' redemptions	(25,331)	(1,602,185)
Balances at June 30, 2014	170,226	$10,560,985

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	171,234	$89,652	2,102,054	$1,100,572	2,273,288	$1,190,224
Non-Trading income (loss)	-	(7,173)	-	(92,798)	-	(99,971)
Reallocation due to Redemptions	(26,984)	(13,298)	26,984	13,298	-	-
Balances at June 30, 2014	144,250	$69,181	2,129,038	$1,021,072	2,273,288	$1,090,253

Total Unitholders Capital at June 30, 2014						$11,651,238
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2013	$71.25	$78.74	$0.52
Net change per unit	(9.33)	(9.61)	(0.04)
Net asset value per unit at June 30, 2014	$61.92	$69.13	$0.48

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  As of June 30, 2014, the Trust was the sole investor in RJ OASIS.

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which are payable by the Class C and Class D unitholders.  The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of June 30, 2014, RPM has delegated trading decisions for the Trust to five independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”), Paskewitz Asset Management, LLC (“PAM”) and Centurion Investment Management LLC (“CIM”), pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements between the Trading Companies and the appropriate Trading Advisors provide that each Trading Advisor has discretion in and responsibility for the selection of the Trust’s commodity transactions with respect to that portion of the Trust’s assets allocated to it.  As of June 30, 2014, prior to quarter-end reallocation, RCM was managing 18.50%, PGR 25.66%, Bleecker 5.14%, PAM 5.85%, and CIM 30.05% of the Trust’s assets, respectively.  Approximately 14.80% of the Trust’s assets were not allocated to a Trading Advisor.

RCM, PGR, PAM, and CIM are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.  For Bleecker, which is a discretionary trader, economic fundamentals and macroeconomic assessments are made in the implementation of its investment strategy.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiaries, JWH Special Circumstance, LLC and RJ OASIS.  All material intercompany transactions have been eliminated upon consolidation.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of June 30, 2014, Wells held approximately $1.6 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Net trading results from derivatives for the three month period and the six month period ended June 30, 2014 and 2013, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through the trading instructions of the Trading Advisors.

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

Recoveries from REFCO, LTD, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at REFCO, LTD
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	REFCO LTD		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489
10/31/12	404,908	*	-	404,908	*	-	-	-
12/05/12	294,875	*	-	294,875	*	-	-	-
08/05/13	240,556	*	-	240,556	*	-	-	-

Totals	$49,304,801		$-	$32,341,539		$28,976,252	135,840	$12,457,447

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

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2014 and December 31, 2013, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$146,256	$-	$-	$146,256
Total assets	146,256	-	-	146,256

Total fair value	$146,256	$-	$-	$146,256

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$762,636	$-	$-	$762,636
Fixed income securities	-	1,465,195	-	1,465,195
Total assets	762,636	1,465,195	-	2,227,831

Total fair value	$762,636	$1,465,195	$-	$2,227,831

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

As of June 30, 2014, no Class C or Class D units had been sold. The Managing Owner fee and clearing, NFA and exchange fees with respect to Class C and D units are not expected to differ significantly from those charged to the Class A and Class B units, respectively. The Class D units are subject to a 2.00% ongoing selling commission, and may also be subject to an initial selling commission of up to 2.00% of the amount invested. The Class C units are not subject to a selling commission.

(9)  Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units for the three and six month periods ended June 30, 2014 and 2013 respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Per share operating performance:
Net asset value of Trading units, beginning of period	$62.81	$75.80	$69.77	$82.53	$71.25	$76.92	$78.74	$83.34
Total Trading income (loss):
Trading gain (loss)	1.11	(1.54)	1.24	(1.68)	(5.53)	(0.98)	(6.11)	(1.07)
Investment income	0.02	0.01	0.02	-	0.03	0.06	0.03	0.06
Expenses	(2.02)	(1.72)	(1.90)	(1.47)	(3.83)	(3.45)	(3.53)	(2.95)
Trading income (loss)	(0.89)	(3.25)	(0.64)	(3.15)	(9.33)	(4.37)	(9.61)	(3.96)
Net asset value of Trading units, end of period	$61.92	$72.55	$69.13	$79.38	$61.92	$72.55	$69.13	$79.38

Total return:
Total return before incentive fees	(1.41%)	(4.30%)	(0.92%)	(3.81%)	(13.09%)	(5.68%)	(12.21%)	(4.75%)
Less incentive fee allocations	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return	(1.41%)	(4.30%)	(0.92%)	(3.81%)	(13.09%)	(5.68%)	(12.21%)	(4.75%)

Ratios to average net assets:
Trading income (loss)	(1.60%)	(4.42%)	(1.14%)	(3.90%)	(15.29%)	(5.72%)	(16.28%)	(4.49%)
Expenses:
Expenses, less incentive fees	(3.33%)	(2.34%)	(2.80%)	(1.83%)	(6.02%)	(4.62%)	(5.01%)	(3.67%)
Incentive fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total expenses	(3.33%)	(2.34%)	(2.80%)	(1.83%)	(6.02%)	(4.62%)	(5.01%)	(3.67%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six month periods ended June 30, 2014 and 2013, respectively.  The amounts are not annualized.

(10)         Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of June 30, 2014 the Trust’s deposits held by RJOIM consisted of cash of $1,618,066 and fixed income securities of $0.  Advisory fees earned by RJOIM aggregated $1,281, and $3,188, for the three and six months ended June 30, 2014, respectively.

(11)         Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” its derivatives through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$90,603	$(53,356)	$37,247
Currency	91,585	(30,326)	61,259
Energy	38,044	(71,351)	(33,307)
Indices	60,036	(22,518)	37,518
Interest Rates	95,206	(31,944)	63,262
Metals	-	(19,723)	(19,723)
	$375,474	$(229,218)	$146,256

As of December 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$223,192	$(37,817)	$185,375
Currency	94,958	(1,663)	93,295
Energy	15,843	(38,517)	(22,674)
Indices	438,814	(46,548)	392,266
Interest Rates	129,505	(94,051)	35,454
Metals	78,920	-	78,920
	$981,232	$(218,596)	$762,636

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014
			Net
	Gross		Assets
	Assets	Liabilities	(Liabilities)

Unrealized gain (loss) on open contracts	$485,031	$(338,775)	$146,256

Total	$485,031	$(338,775)	$146,256

As of December 31, 2013
			Net
	Gross		Assets
	Assets	Liabilities	(Liabilities)

Unrealized gain (loss) on open contracts	$1,095,940	$(333,304)	$762,636

Total	$1,095,940	$(333,304)	$762,636

Trading gain (loss) for the following periods:

	Six Months Ended June 30,
Type of Futures Contracts	2014	2013
Agriculture	$21,979	$(184,663)
Currency	47,491	(176,681)
Energy	(253,590)	(13,094)
Indices	(606,093)	(217,160)
Interest Rates	17,449	(24,325)
Metals	(329,162)	218,337
	$(1,101,926)	$(397,586)

	Three Months Ended June 30,
Type of Futures Contracts	2014	2013
Agriculture	$85,934	$(399,350)
Currency	21,774	(137,854)
Energy	(93,929)	(133,992)
Indices	62,045	(58,059)
Interest Rates	250,587	(17,393)
Metals	(141,499)	216,034
	$184,912	$(530,614)

See Note (5) for additional information on the Trust’s purpose for entering into derivatives not designed as hedging instruments and its overall risk management strategies.

(12)         Subsequent Events

On July 1, 2014, RJ OASIS is open to new qualified investors and as of that date the Trust may no longer be the sole investor in any of the designated Series.  Going forward, the Trust’s investment in any of the RJ OASIS designated Series will be reported as an investment in said underlying Series.

As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the managing owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  The total amount waived as of July 31, 2014, was $3,483.

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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  As of June 30, 2014, the Trust was the sole investor in RJ OASIS.

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which are payable by the Class C and Class D unitholders   The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of June 30, 2014, RPM has delegated trading decisions for the Trust to five independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”), Paskewitz Asset Management, LLC (“PAM”) and Centurion Investment Management, LLC (“CIM”), pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively  the “Advisory Agreements”).

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

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the six month period ending June 30, 2014, no Class A units were purchased by the Beneficial Owners and no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the six month period ending June 30, 2014, the Beneficial Owners redeemed a total of 25,331 units for $1,602,185.  For the six month period ending June 30, 2014, the Beneficial Owners redeemed a total of 23,596 Class A units for $1,477,443 and 1,735 Class B units for $124,742.  The Managing Owner did not redeem any units during the six month period ending June 30, 2014.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of June 30, 2014, the market sectors where the Trust maintained an investment having the highest exposure were: Interest Rates having a net long value of $63,262, Currencies having a net long value of $61,259, Indices having a net long value of $37,518, Agricultural having a net long value of $37,247, Metals having a net short value of $19,723, and Energy having a net short value of $33,307.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the six month period ending June 30, 2014, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended June 30, 2014, RJO had paid or accrued to pay interest of $1,120 to the Trust.  For the three month period ended June 30, 2013, RJO paid or accrued to pay interest of $391 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of June 30, 2014, Wells held approximately $1.6 million of the Trust’s assets.  For the three month period ending June 30, 2014, and June 30, 2013, the assets held in this account earned $4,943 and $53,134 of interest income, respectively.

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

RCM, PGR, PAM and CIM are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.  For Bleecker, which is a discretionary trader, economic fundamentals and macroeconomic assessments are made in the implementation of its investment strategy.

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of June 30, 2014, trading decisions for the Trust have been delegated to five independent CTAs:  RCM, PGR, Bleecker, PAM and CIM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended June 30, 2014

The Trust posted a loss of $(171,100) or $(0.89) per trading unit for Class A units and a loss of $(2,249) or $(0.64) per trading unit for Class B units for the quarter ending June 30, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of June 30, 2014, Class A units have lost 24.32% since their first issuance in June 1997.  Class B units have lost 42.10% since their first issuance in January 2009.

As of June 30, 2014, the Trust’s assets were allocated to the following Trading Advisors as follows:   RCM (18.50%), PGR (25.66%), Bleecker (5.14%), PAM (5.85%) and CIM (30.05%), with the remaining percentage allocated to cash.

The month of April was characterized by continued investor anxiety over the escalating tensions in Ukraine which translated into highly choppy market action.  Despite strong warnings from the European leaders and US president Barack Obama hinting of further significant sanctions against the country, the violence reportedly continued adding pressure to financial markets early in the month.  Standard & Poor’s also cut Russia’s credit rating to one notch above junk, citing large capital outflows in the first quarter.  Having experienced selling pressure in the first half of the month, equities recovered towards month-end with the S&P 500 ending just shy of record levels.  In the energy sector, the geopolitical tensions pushed prices higher early in the month but turned lower as the month progressed.  Fixed income markets experienced falling yields and higher prices, especially in Europe where the central bank hinted of potential large scale asset purchases in order to battle low inflation.  In commodity markets, the crop sector experienced higher prices fueled by reports showing increased international demand for US crops.

In May, despite the ongoing conflict in Ukraine, financial markets took little notice with US equity markets, as measured by the S&P 500 ending at all-time-high levels.  Stocks were primarily supported by dovish language in the latest FOMC meeting minutes.  Fixed income markets experienced higher prices and falling yields on expectations for a continued low rate environment, especially in Europe where the European Central Bank (“ECB”) is now expected to reduce its target rate further next month.  Thus, in currencies, the euro reversed its long-term bullish trend against the greenback with weak inflation numbers coming out of the Eurozone supporting the view of a quantitative easing approach from the ECB.  In commodity markets, supported by the Ukraine conflict, the price of oil continued to march higher.  Towards the end of the month, gold drifted down to a 3-month low amid the broadly positive mood in equity markets and little inflation fears.

Central bank action and language was in the spotlight in June.  In the US, Federal Reserve chairman Janet Yellen stated that the Federal Reserve is now expecting the US economy to expand at a slower-than-previously-expected rate.  At the same time, the ECB took measures to come to terms with a potentially deflationary environment by lowering key interest rates.  In the UK, the Bank of England surprised the market by hinting that interest rates might rise sooner than anticipated.  The continued dovish Federal Reserve language sent US equity markets to record highs, while fixed income markets were on the rise in Europe.  In response to the Bank of England announcement, the British pound surged to a 5-year high against the US dollar.  In commodity markets, recent bearish trends in precious metals reversed sharply on geopolitical tensions, this time in Iraq.  For the same reason, the price of crude oil continued higher on the back of fears for supply disruptions, thereby supporting the existing bullish trend.

Fiscal Quarter ended June 30, 2013

The Trust posted a loss of $(827,411) or $(3.25) per trading unit for Class A units and a loss of $(19,101) or $(3.15) per trading unit for Class B units for the quarter ended June 30, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2013, Class A units have lost 11.31% since their first issuance in June 1997.  Class B units have lost 33.51% since their first issuance in January of 2009.

As of June 30, 2013, the Trust’s assets were allocated to the following Trading Advisors as follows:  NuWave Investment Management, LLC (20.29%), Hyman Beck & Company, Inc. (5.22%), Liberty Funds Group, Inc. (21.81%), Aventis Asset Management, LLC (21.03%), and Global AG, LLC (18.90%), with the remaining percentage allocated to cash.

The stock market set new all time highs during the month of April.  The S&P finished April up almost 13% for the year.  Near record low yields persist in German, French, Japanese, and US sovereign debt markets.  Central banks around the world remain committed to a low to near zero interest rate environment, in an attempt to provide fuel to weak global economic recoveries.  The Dow Jones UBS Commodity Index continued its slide during April and has lost approximately 4% for the year to date.  With no signs of inflation and stagnant global demand for most commodities, markets just cannot seem to sustain any upside momentum.

The stock market posted new all time highs again during the month of May.  The S&P 500 Total Return Index gained another 2.3% and is up just over 15% for the year.  A stronger US Dollar and a perception of tepid global economic growth kept pressure on the Dow Jones UBS Commodity Index.  The Index lost over 2% during the month and is now down over 6% for the year to date.  While Central banks around the world remain committed to a near zero interest rate environment in an attempt to provide fuel to weak global economic recoveries, longer term rates crept higher during the month.  The yield on the US10-year treasury closed the month at 2.16%, a new high for the year.  The perception that the Central Banks are going to remain committed to an “easy” monetary environment while governments put off dealing with mounting debts and budget issues might just be starting concerns on the part of bond holders.

During June, the Federal Reserve Bank announced its plan to gradually begin reducing the amount of US Treasury notes and bonds it has been purchasing on a monthly basis.  This caused interest rates to rise to their highest levels in over a year.  The yield on the 10-year note rose rapidly from 2% to just over 2.5%.  While rates continue to be low by historical standards, the change of stance by the Fed did serve to dampen investors’ enthusiasm for stocks, bonds, and commodities during June.  The S&P 500 Total Return Index lost just over 1.4% during June, its first losing month since October of last year.  The Index managed to remain positive for the 2nd quarter and has gained almost 14% for the year to date.  A stronger US dollar didn’t provide any help for the Dow Jones UBS Commodity Index.  The Index lost 4.72% during the month and commodities are now down over 10% for the year to date.  In the commodity sector, crude oil and natural gas have held steady while the metals markets have faced the most selling.

Fiscal Quarter ended March 31, 2014

The Trust posted a loss of $(1,593,513) or $(8.44) per trading unit for Class A units and a loss of $(36,798) or $(8.97) per trading unit for Class B units for the quarter ending March 31, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2014, Class A units have lost 23.22% since their first issuance in June 1997.  Class B units have lost 41.56% since their first issuance in January 2009.

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

The Trust posted a loss of $(295,521) or $(1.12) per trading unit for Class A units and a loss of $(6,248) or $(0.81) per trading unit for Class B units for the quarter ended March 31, 2013 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2013, Class A units have lost 7.34% since their first issuance in June 1997.  Class B units have lost 30.87% since their first issuance in January of 2009.

As of March 31, 2013, the Trust’s assets were allocated to the following Trading Advisors as follows:  NuWave Investment Management, LLC (21.54%), Hyman Beck & Company, Inc. (3.35%), Liberty Funds Group, Inc. (22.11%), Aventis Asset Management, LLC (21.45%), and Global AG, LLC (18.69%), with the remaining percentage allocated to cash.

Several reports out in January 2013 noted that market participation by governments and central banks around the world reached unprecedented levels over the last few years.  This participation has suppressed market volatility and put off an ultimate response to ballooning global debt problems.  The US Congress and President have pushed back budget discussions until late spring.  The stock market did not experience negative effects as a result.  The S&P 500 jumped out to a 5% gain in January.  Interest rates, on the other hand, have not reacted favorably to the recent developments.  The interest rate on the 10-Year US Treasury, while still low by historical standards, has crept back into the 2% range after spending much of last year between 1.5% and 1.8%.  Crude is creeping back towards $100 per barrel and other commodities appear to be well bid for.

In February, the S&P 500 continued its climb and tested the all-time highs established back in October 2007 by adding a 1.4% profit to its 5% gain in January.  Sell offs in crude and gold led the commodity sector lower.  The Dow Jones UBS Commodity Index was down over 4% in February and is now negative for the year.  Yield on the 10-Year US Treasury found support at the 2% level and has now drifted back to 1.85%.  In part, the commodity sell off and bounce in the treasury market was in response to the US government sequester that took place at month end February and was signed into law on March 1.  The automatic spending cuts are expected to dampen economic activity and temporarily put off inflation concerns.  Governments around the world continue to participate in the markets, postponing more lasting solutions to the global economic challenges.  The ultimate market response to this unprecedented government participation is expected to be significant and could offer some investment opportunities in the managed futures sector.

In March, the S&P 500 posted new all-time highs, rising 3.75% and finishing the quarter up nearly 11% for year-to-date.  The 10-Year US Treasury returned 0.26%.  The commodity sector, as reflected by the Dow Jones UBS Commodity Index, rose 0.67% during March, but remains in negative territory for the year, down 1.13%.  Governments and central banks around the world remain engaged and very active in their respective economies as they try to manage a fragile global economic recovery.  The strengthening US dollar and the rising US stock market appear to be the result of bleak situations in the European economies rather than outright strength of the US economy.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2014.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The following table summarizes the redemptions by unitholders during the second quarter of 2014:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
April	3,042	71	$59.69	$66.42
May	3,288	86	$60.48	$67.40
June	6,125	-	$61.92	$69.13

Total	12,455	157

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

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

3.04*	Third Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of November 29, 2013.

3.05*	Restated Certificate of Trust of the Registrant. (Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K)

10.08**	Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated July 1, 2014.

10.09**	Second Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated July 28, 2014.

31.01**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date:      Aug 14, 2014

By:         R.J. O’Brien Fund Management, LLC
Managing Owner

By:         /s/James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer