Form 10-Q
period 2014-09-30
RJO GLOBAL TRUST
filed 2014-11-14
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	September 30,	December 31,
	2014	2013
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$9,482,624	$11,311,474
Unrealized gain on open contracts	337,116	762,636
Total due from broker	9,819,740	12,074,110

Cash and cash equivalents on deposit with affiliate	508,544	1,301,182
Cash on deposit with bank	26,917	3,230
Fixed income securities (cost $0 and $1,501,697, respectively), held by affiliate	-	1,465,195
Interest receivable	38	9,704
Cash on deposit with bank - Non-Trading	1,059,334	1,278,723

Total Assets	$11,414,573	$16,132,144

Liabilities and Unitholders' Capital

Liabilities:
Accrued commissions	$23,282	$25,241
Accrued management fees	22,534	30,223
Accrued incentive fees	85,126	118,791
Accrued operating expenses	190,402	139,655
Accrued offering expenses	17,461	15,033
Redemptions payable - Trading	671,823	557,636
Accrued legal fees - Non-Trading	500	79,883
Accrued management fees to U.S. Bank - Non-Trading	7,960	7,595
Distribution payable - Non-Trading	1,034	1,034
Total liabilities	1,020,122	975,091

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (145,561 and 190,458 units outstanding at September 30, 2014 and December 31, 2013, respectively)	9,193,710	13,569,363
Class B (1,652 and 4,564 units outstanding at September 30, 2014 and December 31, 2013, respectively)	117,080	359,349
Managing owner (535 Class A units outstanding at September 30, 2014 and December 31, 2013)	33,788	38,117

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (124,770 and 171,234 units outstanding at September 30, 2014 and December 31, 2013, respectively)	57,623	89,652
Nonparticipating owners (2,148,518 and 2,102,054 units outstanding at September 30, 2014 and December 31, 2013, respectively)	992,250	1,100,572

Total unitholders' capital	10,394,451	15,157,053

Total Liabilities and Unitholders' Capital	$11,414,573	$16,132,144

Net asset value per unit:
Trading:
Class A	$63.16	$71.25
Class B	$70.87	$78.74
LLC equity/Non-Trading	$0.46	$0.52

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	September 30, 2014				December 31, 2013
	Face Value	Maturity Date	Percentage of Net Assets	Fair value	Face Value	Maturity Date	Percentage of Net Assets	Fair value
Securities owned			UNAUDITED

Corporate Bonds
BB & T Corp Note 2.05% (cost $0 and $762,121, respectively)	$-	NA	NA	$-	$750,000	4/28/2014	4.97%	$752,693
Goldman Sachs Group Inc Note 6% (cost $0 and $739,576, respectively)	-	NA	NA	-	700,000	5/1/2014	4.70%	712,502
Total Corporate Bonds					$1,450,000		9.67%	1,465,195

Total Fixed Income Securities (cost $0 and $1,501,697, respectively)				$-				$1,465,195

Long Positions
Futures Positions
Agriculture			0.20%	$20,330			-0.15%	$(22,282)
Currency			0.00%	(273)			0.31%	46,836
Energy			-0.31%	(32,260)			-0.14%	(21,904)
Indices			-0.78%	(81,311)			2.98%	450,939
Interest Rate			0.02%	2,105			-0.92%	(138,783)
Metals			0.00%	-			0.03%	5,005

Total long positions on open contracts				$(91,409)				$319,811

Short Positions
Futures Positions
Agriculture			1.49%	$155,347			1.37%	$207,657
Currency			1.32%	137,511			0.31%	46,459
Energy			0.25%	25,617			-0.01%	(770)
Indices			-0.01%	(913)			-0.39%	(58,673)
Interest Rate			-0.05%	(5,055)			1.15%	174,237
Metals			1.12%	116,018			0.49%	73,915

Total short positions on open contracts				$428,525				$442,825

Total unrealized gain on open contracts				$337,116				$762,636

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$508,439	$127,000	$22,508	$(227,405)
Change in unrealized gain (loss) on open positions	190,860	(313,812)	(425,520)	(353,225)
Realized gain (loss) on investment in Global Diversified Managed Futures Portfolio LLC	-	(12,749)	-	(12,749)
Change in unrealized gain (loss) on investment in Global Diversified Managed Futures Portfolio LLC	-	(159,920)	-	-
Foreign currency transaction gain (loss)	(48,649)	2,405	(48,264)	(1,364)
Total Trading gain (loss)	650,650	(357,076)	(451,276)	(594,743)

Net investment income (loss):
Interest income	749	55,729	21,422	190,469
Realized gain (loss) on fixed income securities	-	(56,081)	(51,697)	(115,248)
Change in unrealized gain (loss) on fixed income securities	-	23,753	36,503	(35,140)
Total net investment gain (loss)	749	23,401	6,228	40,081

Expenses:
Commissions - Class A	145,813	196,175	424,890	655,721
Commissions - Class B	1,587	3,064	4,972	10,777
Advisory fees	(3,188)	7,538	-	24,977
Management fees	68,912	87,658	220,473	286,755
Incentive fees	85,126	-	85,126	-
Ongoing offering expenses	19,500	7,000	55,500	28,500
Operating expenses	150,725	108,000	384,725	330,000
Total expenses	468,475	409,435	1,175,686	1,336,730

Trading income (loss)	182,924	(743,110)	(1,620,734)	(1,891,392)

Non-Trading income (loss):
Interest on Non-Trading reserve	107	65	192	331
Collections in excess of impaired value	-	240,556	-	240,556
Legal and administrative fees	(39,217)	(15,304)	(122,161)	(110,486)
Management fees paid to US Bank	(1,270)	(108,337)	(18,382)	(185,400)
Non-Trading income (loss)	(40,380)	116,980	(140,351)	(54,999)

Net income (loss)	$142,544	$(626,130)	$(1,761,085)	$(1,946,391)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended Sep 30, 2014
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Managing Owners - Trading Class A
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	190,458	$13,569,363	4,564	$359,349	535	$38,117
Trading income (loss)	-	(1,579,728)	-	(36,677)	-	(4,329)
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(44,897)	(2,795,925)	(2,912)	(205,592)	-	-
Balances at September 30, 2014	145,561	$9,193,710	1,652	$117,080	535	$33,788

Unitholders' Capital (Trading)	Total Unitholders' Capital - Trading
	Units	Dollars

Balances at December 31, 2013	195,557	$13,966,829
Trading income (loss)	-	(1,620,734)
Unitholders' contributions	-	-
Unitholders' redemptions	(47,809)	(3,001,517)
Balances at September 30, 2014	147,748	$9,344,578

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2013	171,234	$89,652	2,102,054	$1,100,572	2,273,288	$1,190,224
Non-Trading income (loss)	-	(9,735)	-	(130,616)	-	(140,351)
Reallocation due to Redemptions	(46,464)	(22,294)	46,464	22,294	-	-
Balances at September 30, 2014	124,770	$57,623	2,148,518	$992,250	2,273,288	$1,049,873

Total Unitholders Capital at Sep 30, 2014						$10,394,451
	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2013	$71.25	$78.74	$0.52
Net change per unit	(8.09)	(7.87)	(0.06)
Net asset value per unit at Sep 30, 2014	$63.16	$70.87	$0.46

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

R.J. O’Brien Fund Management, LLC, the managing owner of the trust (“RJOFM” or the “Managing Owner”), acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner was initially formed as an Illinois corporation in November 2006 and became a Delaware limited liability company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  The Trust is a multi-advisor commodity pool where trading decisions for the Trust are delegated to multiple independent CTAs (each a “Trading Advisor” and collectively, the “Trading Advisors”) representing the Investment Manager’s “Evolving Manager Program”.  The Evolving Manager Program seeks to identify and select CTAs with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.  The strategies include three broad based categories that are described as follows (each, an “Eligible Strategy”):

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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  As of September 30, 2014, the Trust was the sole investor in the five (5) series of RJ OASIS in which it invests: OASIS Revolution Capital Mgmt Series (“OASIS RCM”), OASIS PGR Capital Series (“OASIS PGR”), OASIS Bleecker Street Capital Series (“OASIS Bleecker”), OASIS Paskewitz Asset Management Series (“OASIS PAM”) and OASIS Centurion Investment Mgmt Series (“OASIS CIM”).

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which will be payable by the Class C and Class D unitholders.  The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of September 30, 2014, RPM has delegated trading decisions for the Trust to five independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”), Paskewitz Asset Management, LLC (“PAM”) and Centurion Investment Management LLC (“CIM”), pursuant to advisory agreements executed between the Managing Owner, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements between the Trading Companies and the appropriate Trading Advisors provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the Series’ assets allocated to it.  As of September 30, 2014, prior to quarter-end reallocation, RCM was managing 27.28%, PGR 22.22%, Bleecker 5.27%, PAM 6.28%, and CIM 33.78% of the Trust’s assets, respectively.  Approximately 5.17% of the Trust’s assets were not allocated to any Trading Advisor.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and certain state agencies having jurisdiction over the Trust, calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust), and directing payment of the management and incentive fees payable to the Investment Manager and Trading Advisors under the Investment Management Agreement and Advisory Agreements, as applicable.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of September 30, 2014, Wells held approximately $500,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(3)         Fees

Management fees are accrued and paid monthly by the relevant series’ Trading Company.  Incentive fees are accrued monthly and paid quarterly, as applicable, by the relevant series’ Trading Company.  Trading decisions for the period of these financial statements were made by the Trading Advisors.

Prior to October 22, 2013, the Trust paid the Managing Owner a fee of 0.75% of the Trust’s month-end net assets on an annual basis.  Effective October 22, 2013, the Managing Owner fee was reduced to 0.50% and waived for the 4th quarter, 2013.

Pursuant to the Investment Management Agreement, the Trust pays RPM a monthly management fee at a rate of 0.0625% (a 0.75% annual rate) of the Trust’s month-end net asset calculated after determined and before reduction for any RPM management fees then being calculated and all other fees and expenses as of such month-end, and before giving effect to any subscriptions for units in the Trust made as of the beginning of the month immediately following such month-end and to any distributions or redemptions accrued during or as of such month-end. These management fees are not paid on the LLC’s net assets.

Pursuant to the Investment Management Agreement, RPM will receive from the Class C and D units a quarterly incentive fee of 10% of any “New Appreciation”, if any, of any New Assets.  “New Assets” are that portion of the assets contributed to the Trust from the date of the Investment Management Agreement.  New Appreciation in any quarter is equal to the amount by which the net asset value of the New Assets, prior to reduction for any accrued RPM performance fee, but after reduction for all other fees and expenses allocable to the New Assets (including the RPM management fee and management and incentive fees paid to the Trading Advisors, as described below), exceeds the cumulative trading profit as of any previous calendar quarter-end.  Interest income shall not be taken into account in calculating New Appreciation.  This incentive fee is not paid on the LLC’s capital appreciation (if any).

Pursuant to its Advisory Agreement, each Trading Advisor receives from the relevant series’ Trading Company a monthly management fee at a rate of up to 0.083% (a 1% annual rate) of such Trading Companies’ month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion any month-end investor subscriptions and redemptions for the month in such series.  These management fees are not paid on the LLC’s net assets.

Pursuant to its Advisory Agreement, each Trading Advisor may also receive from the relevant series’ Trading Company a quarterly incentive fee of up to 25% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Trading Advisor’s portion of the assets allocated to them.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.  These incentive fees are not paid on the LLC’s capital appreciation (if any).

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

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2011, remain subject to examination by the Internal Revenue Service.  The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

(5)         Trading Activities and Related Risks

The Trust, through its indirect investment in the Trading Companies, engages in the speculative trading of U.S. and international futures contracts, options, and forward contracts (collectively derivatives).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trading Companies are exposed to both market risk - the risk arising from changes in the market value of the contract - and credit risk - the risk of failure by another party to perform according to the terms of a contract.

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

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Trading Companies are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

A Trading Company, as writer of an option, has no control over whether the underlying instrument may be sold (called) and as a result bears the risk of an unfavorable change in the market value of the instrument underlying the written option.  There is also the risk the Trading Company may not be able to enter into a closing transaction because of an illiquid market.

The Trading Companies may purchase exchange-traded options.  As such, the relevant Trading Company pays a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Purchased options expose the Trading Companies to a risk of loss limited to the premiums paid.

Net trading results from derivatives for the three month and nine month periods ended September 30, 2014 and 2013, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The value of any exchange-traded futures contracts and options fall into this category.

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2014 and December 31, 2013, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$337,116	$-	$-	$337,116
Total assets	337,116	-	-	337,116

Total fair value	$337,116	$-	$-	$337,116

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$762,636	$-	$-	$762,636
Fixed income securities	-	1,465,195	-	1,465,195
Total assets	762,636	1,465,195	-	2,227,831

Total fair value	$762,636	$1,465,195	$-	$2,227,831

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

*Commissions are not paid with respect to the LLC’s net assets.

As of September 30, 2014, no Class C or Class D units had been sold.  The Managing Owner fee and clearing, NFA and exchange fees with respect to Class C and D units are not expected to differ significantly from those charged to the Class A and Class B units, respectively.  The Class D units are subject to a 2.00% ongoing selling commission, and may also be subject to an initial selling commission of up to 2.00% of the amount invested.  The Class C units are not subject to a selling commission.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance for each class of units for the three and nine month periods ended September 30, 2014 and 2013 respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s units taken as a whole.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Per share operating performance:
Net asset value of Trading units, beginning of period	$61.92	$72.55	$69.13	$79.38	$71.25	$76.92	$78.74	$83.34
Total Trading income (loss):
Trading gain (loss)	4.10	(1.47)	4.60	(1.60)	(1.44)	(2.44)	(1.51)	(2.68)
Investment income	-	0.10	-	0.10	0.03	0.15	0.04	0.17
Expenses	(2.33)	(1.69)	(2.26)	(1.46)	(6.15)	(5.14)	(5.80)	(4.41)
Incentive fees	(0.53)	-	(0.60)	-	(0.53)	-	(0.60)	-
Trading income (loss)	1.24	(3.06)	1.74	(2.96)	(8.09)	(7.43)	(7.87)	(6.92)
Net asset value of Trading units, end of period	$63.16	$69.49	$70.87	$76.42	$63.16	$69.49	$70.87	$76.42

Total return:
Total return before incentive fees	2.86%	(4.22%)	3.22%	(3.73%)	(10.58%)	(9.66%)	(9.48%)	(8.31%)
Less incentive fee allocations	(0.86%)	0.00%	(0.70%)	0.00%	(0.77%)	0.00%	(0.52%)	0.00%
Total return	2.00%	(4.22%)	2.52%	(3.73%)	(11.35%)	(9.66%)	(10.00%)	(8.31%)

Ratios to average net assets:
Trading income (loss)	1.86%	(4.42%)	1.54%	(3.84%)	(14.49%)	(9.98%)	(17.47%)	(8.08%)
Expenses:
Expenses, less incentive fees	(3.88%)	(2.44%)	(3.55%)	(1.89%)	(9.81%)	(7.06%)	(8.32%)	(5.53%)
Incentive fees	(0.86%)	0.00%	(0.70%)	0.00%	(0.77%)	0.00%	(0.52%)	0.00%
Total expenses	(4.74%)	(2.44%)	(4.25%)	(1.89%)	(10.58%)	(7.06%)	(8.84%)	(5.53%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine month periods ended September 30, 2014 and 2013, respectively.  The amounts are not annualized.

(10)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  The total amount waived as of July 31, 2014, was $3,483.  As of September 30, 2014 the Trust’s deposits held by RJOIM consisted of cash of $508,544 and fixed income securities of $0.  Advisory fees earned by RJOIM aggregated $0, and $0, for the three and nine months ended September 30, 2014, respectively.

(11)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$182,410	$(6,733)	$175,677
Currency	144,381	(7,143)	137,238
Energy	19,285	(25,928)	(6,643)
Indices	14,350	(96,574)	(82,224)
Interest Rates	32,675	(35,625)	(2,950)
Metals	116,018	-	116,018
	$509,119	$(172,003)	$337,116

As of December 31, 2013
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$223,192	$(37,817)	$185,375
Currency	94,958	(1,663)	93,295
Energy	15,843	(38,517)	(22,674)
Indices	438,814	(46,548)	392,266
Interest Rates	129,505	(94,051)	35,454
Metals	78,920	-	78,920
	$981,232	$(218,596)	$762,636

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014
	Gross		Net
			Assets
	Assets	Liabilities	(Liabilities)

Unrealized Gain (loss) on open contracts	$568,726	$(231,610)	$337,116

Total	$568,726	$(231,610)	$337,116

As of December 31, 2013
	Gross		Net
			Assets
	Assets	Liabilities	(Liabilities)

Unrealized Gain (loss) on open contracts	$1,095,940	$(333,304)	$762,636

Total	$1,095,940	$(333,304)	$762,636

Trading gain (loss) for the following periods:

	Nine Months Ended September 30,
Type of Futures Contracts	2014	2013
Agriculture	$355,800	$264,053
Currency	290,288	(291,173)
Energy	(702,474)	(221,429)
Indices	(425,168)	(263,585)
Interest Rates	128,532	(120,876)
Metals	(98,254)	51,016
	$(451,276)	$(581,994)

	Three Months Ended September 30,
Type of Futures Contracts	2014	2013
Agriculture	$333,821	$448,716
Currency	242,765	(114,491)
Energy	(448,884)	(208,334)
Indices	180,925	(46,465)
Interest Rates	111,083	(96,551)
Metals	230,940	(167,282)
	$650,650	$(184,407)

See Note (5) for additional information on the trading of derivatives not designed as hedging instruments (i.e., “speculative trading”) and the related risks.

(12)       Subsequent Events

As of September 30, 2014 the Trust redeemed out of the “OASIS Bleecker Street Capital Series” (managed by Bleecker) and after quarter end reallocation subscribed to invest into the “OASIS ROW Asset Mgmt Series” (managed by ROW Asset Management, LLC).  The amount redeemed out of OASIS Bleecker was $536,703 and the amount allocated to OASIS ROW Asset Management was $1,666,667 after the quarter-end reallocation.

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

R.J. O’Brien Fund Management, LLC, the managing owner of the Trust (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner was initially formed as an Illinois corporation in November 2006 and became a Delaware limited liability company in July of 2007.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  As of September 30, 2014, the Trust was the sole investor in the five (5) series of RJ OASIS in which it invests: OASIS Revolution Capital Mgmt Series (“OASIS RCM”), OASIS PGR Capital Series (“OASIS PGR”), OASIS Bleecker Street Capital Series (“OASIS Bleecker”), OASIS Paskewitz Asset Management Series (“OASIS PAM”) and OASIS Centurion Investment Mgmt Series (“OASIS CIM”).

On October 22, 2013, a Second Amendment to the Trust Agreement (as defined below) was entered into to reflect certain updates to the fees and expenses of the Trust in connection with the appointment of the Investment Manager, which are payable by the Class C and Class D unitholders   The change in fees and expenses are not expected to significantly affect Class A and Class B unitholders.  As of September 30, 2014, RPM has delegated trading decisions for the Trust to five independent Trading Advisors: Revolution Capital Management LLC (“RCM”), PGR Capital LLP (“PGR”), Bleecker Street Capital, LLC (“Bleecker”), Paskewitz Asset Management, LLC (“PAM”) and Centurion Investment Management, LLC (“CIM”), pursuant to advisory agreements executed between the Managing Owner and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively  the “Advisory Agreements”).

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

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the relevant Series’ (for which the Trust is an investor) Trading Companies’ trading activities.  For the nine month period ending September 30, 2014, no Class A units were purchased by the Beneficial Owners and no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the nine month period ending September 30, 2014, the Beneficial Owners redeemed a total of 47,809 units for $3,001,517.  For the nine month period ending September 30, 2014, the Beneficial Owners redeemed a total of 44,897 Class A units for $2,795,925 and 2,912 Class B units for $205,592.  The Managing Owner did not redeem any units during the nine month period ending September 30, 2014.

The Trading Companies’ involvement in the futures and forward markets exposes them to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trading Companies are exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trading Company’s exposure to market risk by, among other things, refining its trading strategy, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of September 30, 2014, the market sectors where the Trust, through its indirect investment in the Trading Companies, maintained an investment having the highest exposure were: Agricultural having a net long value of $175,677, Currencies having a net long value of $137,238, Metals having a net long value of $116,018, Interest Rates having a net short value of $2,950, Energy having a net short value of $6,643, and Indices having a net short value of $82,224.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trading Companies.  The Trading Companies also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trading Companies will be exposed to the credit risk of the other party to such trades.

The Trading Companies’ trading activities involve varying degrees of off-balance sheet risk whereby changes in the market values of the futures and forward contracts underlying the financial instruments or the Trust’s satisfaction of the obligations (through its indirect investment in the Trading Companies) may exceed the amount recognized in the statement of financial condition of the Trust.

The amount of assets invested in the Trust generally does not affect their performance, as typically this amount is not a limiting factor on the positions acquired by the Trading Advisors, and the Trust’s expenses are primarily charged as a fixed percentage of its asset base, however large, or by number of investors.  To a lesser extent, some expenses are incurred as minimums regardless of the size of the asset base, such as audit and legal fees.

The Trust borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Trust’s dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency and have been immaterial to the Trust’s operation to date and are expected to continue to be so.

During the nine month period ending September 30, 2014, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes, to the Trust’s capital resource arrangements at the present time.

(c)         Liquidity

The Trust’s net assets, through its indirect investments in the Trading Companies, are held in brokerage accounts with RJO in the name of the relevant Trading Company.  Such assets are used as margin to engage in trading and may be used as margin solely for the Trading Advisor trading for a relevant trading company.  Except in very unusual circumstances, the Trading Company should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices.  This should permit the Trading Advisors to limit losses as well as reduce market exposure on short notice should their programs indicate reducing market exposure.

The Trading Company earns interest on 100% of the Trading Company’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, each Trading Company earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended September 30, 2014, RJO had paid or accrued to pay interest of $469 indirectly to the Trust, based on its indirect investment in the Trading Companies.  For the three month period ended September 30, 2013, RJO paid or accrued to pay interest of $326 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of September 30, 2014, Wells held approximately $500,000 of the Trust’s assets.  For the three month periods ending September 30, 2014, and September 30, 2013, the assets held in this account earned $280 and $55,403 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of September 30, 2014, trading decisions for the Trust have been delegated to five independent CTAs:  RCM, PGR, Bleecker, PAM and CIM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended September 30, 2014

The Trust posted a gain of $180,556 or $1.24 per trading unit for Class A units and a gain of $2,368 or $1.74 per trading unit for Class B units for the quarter ending September 30, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of September 30, 2014, Class A units have lost 22.79% since their first issuance in June 1997.  Class B units have lost 40.64% since their first issuance in January 2009.

As of September 30, 2014, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (27.28%), PGR (22.22%), Bleecker (5.27%), PAM (6.28%) and CIM (33.78%), with the remaining percentage allocated to cash.

Underlying bullish trends in risky assets as well as in fixed income markets continued during the first part of July.  However, as the month progressed markets turned more nervous; heightened concerns about the situation in Ukraine following the shooting down of a Malaysian Airlines passenger jet, jitters about potential interest rate hikes following a rise in the US Employers Cost Index and the Standard & Poor’s default downgrade on Argentina after the government missed a deadline for paying interest on $13 billion of restructured bonds all added to anxiety.  Equity markets sold off sharply towards month-end as volatility came back into the picture with the VIX surging 27% on the very last trading day of the month.  In energies, crude oil snapped a three month winning streak slipping below the $100 per barrel mark on bearish US inventory data.  In fixed income, the German 10-year bond yield fell to a record low by mid-month; however, yields inched higher towards month-end leading US treasury prices to their third monthly loss of the year.  In agricultural commodities, corn continued to slide as the US Department of Agriculture in a report predicted that US farmers may harvest the second-biggest corn crop ever this year.

The bullish trends in fixed income and equity markets seen during the first half of July resurfaced in August.  In fixed income, yields turned lower as soft unemployment data coming out of the US pushed investors’ expectations on coming interest rate hikes forward.  Continued tensions between Russia and Ukraine coupled with concerns for European growth prospects also added to upward pressure in bonds.  However, equity markets managed to shrug off geopolitical tensions and marched higher, building on what has been a long-lasting bullish trend.  In currencies, the US dollar recorded gains against major currencies while in agricultural commodities, Vladimir Putin’s decision to ban imports of agricultural products from countries that have imposed sanctions on Russia had a negative impact on certain contracts, most notably within meats.

Most of last month’s market action was seen in currency and fixed income.  The prospect of higher US interest rates, fueled by indications from the FED that rate hikes are likely to come sooner than the market had anticipated, supported the US dollar which continued to strengthen significantly against other major currencies.  The Japanese yen sold off sharply plummeting to a 6-year low against the greenback.  In fixed income markets, yields on shorter-dated US government bonds climbed mid-month to the highest levels in more than three years as worries over higher interest rates drove investors to cut holdings.  In the commodity sector, US corn prices fell to a 5-year low on higher-than-expected supplies.  Wheat futures also fell after the USDA's stockpile estimates topped analysts’ expectations.  In metals, gold and silver prices dropped 6% and 12% respectively during the month as a consequence of the rise in the US currency.

Fiscal Quarter ended September 30, 2013

The Trust recorded net trading losses of $(725,559) or $(3.06) per trading unit for Class A units and a loss of $(17,551) or $(2.96) per trading unit for Class B units in the third quarter of 2013 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of September 30, 2013, Class A units have lost 15.05% since its inception in June 1997.  Class B units have lost 35.99% since their inception in January 2009.

As of September 30, 2013, the Trust’s assets were allocated to the following Trading Advisors as follows:  NuWave Investment Management, LLC (19.17%), Hyman Beck & Company, Inc. (4.80%), Liberty Funds Group, Inc. (20.98%), Aventis Asset Management, LLC (21.34%), and Global AG, LLC (20.99%), with the remaining percentage allocated to cash.

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

(f)          Tabular Disclosure of Contractual Obligations

The business of the Trust (through its indirect investment in the Trading Companies) is the speculative trading of commodity interests, including futures contracts on currencies, interest rates, energy and agricultural products, metals, commodity indices and stock indices, spot and forward contracts on currencies and precious metals and exchanges for physicals.  The majority of the Trading Companies’ futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term.  That is, they are held for less than one year.  Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2014.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

a)   For the quarter-ended September 30, 2014, the Trust issued no Units in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act and Section 506 of Regulation D promulgated there under.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2014:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B

July	5,445	-	$59.98	$67.08
August	5,218	1,177	$61.33	$68.70
September	10,637	-	$63.16	$70.87

Total	21,300	1,177

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

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

3.04*	Third Amendment to the Ninth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of November 29, 2013.

3.05*	Restated Certificate of Trust of the Registrant. (Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K)

10.01**	Advisory Agreement made as of September 18, 2014 by and among OASIS ROW, LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC

10.02**	Amendment to Advisory Agreement made as of October 18, 2014 by and among OASIS ROW, LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC

31.01**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer.

31.02**	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer.

32.01**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

RJO Global Trust

Date:      November 14, 2014

By:         R.J. O’Brien Fund Management, LLC
Managing Owner

By:         /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer