Form 10-K
period 2014-12-31
RJO GLOBAL TRUST
filed 2015-03-27
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,560,985 as of June 30, 2014.

Part I

Item 1.  Business

General Development of Business: Narrative Description of Business

The RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of multiple independent commodity trading advisors (each a “Trading Advisor” and collectively, the “Trading Advisors”).

R.J. O’Brien Fund Management, LLC (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware limited liability company in July of 2007.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and has been a member in good standing of the National Futures Association (“NFA”) in such capacity, since December 1, 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to the Trading Advisors, representing the Investment Manager’s “Evolving Manager Program”.  RPM is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program.  RPM is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s investment in RJ OASIS (as defined below).  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

On January 31, 2015, the Trust entered into the Tenth Amended and Restated Declaration and Agreement of Trust (the “Trust Agreement”) to aggregate comments made through previous amendments to the Ninth Amended and Restated Declaration and Agreement of Trust, as well as to: (i) make certain clarifying edits; (ii) reflect certain updates to the language regarding the fees and expenses of the Trust; and (iii) revise language regarding certain regulatory requirements of the Trust that are no longer applicable.  None of the foregoing items are expected to significantly affect the unitholders.

As of December 31, 2014, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to five independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Paskewitz Asset Management, LLC (“PAM”), Centurion Investment Management, LLC (“CIM”) and ROW Asset Management, LLC (“ROW”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager,  and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements between the Trading Companies and the appropriate Trading Advisors provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the Series’ assets allocated to it.  As of December 31, 2014, prior to quarter-end reallocation, RCM was managing 14.54%, PGR 19.68%, PAM 5.87%, CIM 35.38%, and ROW 18.58% of the Trust’s assets, respectively.  Approximately 5.95% of the Trust’s assets were not allocated to any Trading Advisor.

The Trust has no officers, directors or employees.

RJO is a “futures commission merchant,” the Managing Owner is a “commodity pool operator” and the Trading Advisors to the Trust are “commodity trading advisors,” as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the CFTC and are each a member of NFA in such respective capacities.  R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the SEC, and is a member of the Financial Industry Regulatory Authority (“FINRA”).

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and any state agencies having jurisdiction over the Trust; calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Investment Manager and Trading Advisors under the Investment Management Agreement and Advisory Agreements, as applicable.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust.  Although RJO acts as the Trust’s clearing broker, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust: (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); and (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2014, $57,000 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements with RCM, PGR and PAM were entered into on October 9, 2013, the Advisory Agreement with CIM was entered into on April 17, 2014 and amended April 30, 2014, and the Advisory Agreement with ROW was entered into on September 18, 2014 and amended October 18, 2014.

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Trust Agreement”.  The Advisory Agreements generally allow the appropriate Trading Company or the Managing Owner to terminate, upon written notice, the Advisory Agreement upon specified notice periods or upon the occurrence of certain events, which may include where, (A) any person described as a “principal” of the Trading Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Trading Advisor; (B) a Trading Advisor becomes bankrupt or insolvent; (C) a Trading Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the appropriate Trading Company; (D) the registration, as a commodity trading advisor (“CTA”), of a Trading Advisor with the Financial Services Authority (“FSA”), as applicable, the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, a Trading Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, a Trading Advisor violates any Trading Policy (as defined in its Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) a Trading Advisor fails in a material manner to perform any of its obligations under its Advisory Agreement.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of December 31, 2014, Wells held approximately $512,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2014, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Recoveries by and distributions from the LLC are detailed in the chart below:

Recoveries from REFCO, LTD, Distributions paid by US Bank from the LLC, and effect on impaired value of assets held at REFCO, LTD
	Amounts Received from		Balance of	Collections in Excess of		Cash Distributions to Non-Participating	Additional Units in Trust for Participating Owners
Date	REFCO LTD		Impaired Value	Impaired Value		Owners	Units	Dollars
12/29/06	$10,319,318		$6,643,944	$-		$4,180,958	54,914	$5,154,711
04/20/07	2,787,629		3,856,315	-		-	-	-
06/07/07	265,758		3,590,557	-		-	-	-
06/28/07	4,783,640		-	1,193,083		-	-	-
07/03/07	5,654		-	5,654		-	-	-
08/29/07	-		-	-		2,787,947	23,183	1,758,626
09/19/07	2,584,070		-	2,584,070		-	-	-
12/31/07	2,708,467		-	2,708,467		-	-	-
03/28/08	1,046,068		-	1,046,068		-	-	-
04/29/08	-		-	-		2,241,680	10,736	1,053,815
06/26/08	701,148		-	701,148		-	-	-
12/31/08	769,001		-	769,001		-	-	-
06/29/09	2,748,048		-	2,748,048		-	-	-
12/30/09	1,102,612		-	1,102,612		-	-	-
05/19/10	1,695,150		-	1,695,150		-	-	-
06/04/10	14,329,450	*	-	14,329,450	*	-	-	-
08/01/10	-		-	-		16,076,112	40,839	3,928,806
10/15/10	282,790	*	-	282,790	*	-	-	-
12/30/10	563,163	*	-	563,163	*	-	-	-
06/02/11	343,664	*	-	343,664	*	-	-	-
08/30/11	1,328,832	*	-	1,328,832	*	-	-	-
12/01/11	-		-	-		3,689,555	6,168	561,489
10/31/12	404,908	*	-	404,908	*	-	-	-
12/05/12	294,875	*	-	294,875	*	-	-	-
08/05/13	240,556	*	-	240,556	*	-	-	-
12/12/14	192,445	*	-	192,445	*	-	-	-

Totals	$49,497,246		$-	$32,533,984		$28,976,252	135,840	$12,457,447

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

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of the Trading Advisors.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2014, is set forth under Items 6, 7, and 8 herein.

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

Specific Risks Associated with a Multi-Advisor Commodity Pool

The Trust is a multi-advisor commodity pool.  Each of the Trading Advisors makes trading decisions independent of the other Trading Advisors for the Trust.  Thus, it is possible that the Trading Companies could hold opposite positions in the same or similar futures, forwards, and options, thereby offsetting any potential for profit from these positions.  Each such position would cost the Trust transactional expenses (such as brokerage, commissions and NFA fees) but could not generate any recognized gain or loss.

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

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 1.94% (for Class B units) to 3.28% (for Class A units) after taking into account estimated interest income of its average month-end assets.  In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 25% on any new trading profits payable to the Trading Advisors, and Class C and D units are subject to an additional 10% quarterly incentive fee payable to the Investment Manager.  Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year.

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

The Large Size of the Trust’s Trading Positions Increases the Risk of Sudden, Major Losses

A Trading Company may take positions with a face value of up to as much as approximately fifteen times its total equity.  Consequently, even small price movements can cause major losses.

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

The only way to take money out of the Trust is to redeem units.  Investors can only redeem units at month end on five business days’ advance notice and subject to minimum balance and redemption request amounts.  The restrictions imposed on redemptions limit investors’ ability to protect themselves against major losses by redeeming units.

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

Disadvantages of Replacing or Switching Trading Advisors

A Trading Advisor generally is required to recoup previous trading losses before it can earn performance-based competition.  However, the Investment Manager may elect to replace a Trading Advisor that has a “loss carry-forward.”  In that case, the Trust would lose the “free ride” of any potential recoupment of the prior losses of such Trading Advisor.  In addition, the new or replacement Trading Advisor would earn performance-based compensation on the first dollars of investment profits.  The effect of the replacement of or the reallocation of assets away from a Trading Advisor, therefore, could be significant.

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

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems, which may be employed by some of the Trust’s Trading Advisors.  In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2013 this estimate was approximately $316 billion.  It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems.  Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition.  The more competition there is for the same positions, the more costly and harder they are to acquire.

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

The Trust Trades in Foreign Markets; These Markets are Less Regulated than U.S. Markets and are Subject to Exchange Rate, Market Practices and Political Risks

Some of the trading programs used for the Trust trade outside the U.S.  From time to time, as much as 20%–40% of the Trust’s overall market exposure could involve positions taken on foreign markets.  Foreign trading involves risks, including exchange-rate exposure, possible governmental intervention and lack of regulation, which U.S. trading does not.  In addition, the Trust may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which the Trading Advisors base their strategies may not be as reliable or accessible as it is in the United States.  Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  The rights of traders or investors in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  Additionally, trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals and record keeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions.  Trading on non-U.S. exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchanges trading is subject, provide fewer protections to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.  The CFTC has no power to compel the enforcement of the rules of a foreign exchange or applicable foreign laws.  Therefore, the Trust will not receive a benefit of U.S. government regulation for these trading activities.

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

Exchange-traded futures and futures-styled option contracts are marked-to-market on a daily basis, with variations in value credited or charged to the Trust’s account on a daily basis.  The Trust’s clearing broker, as futures commission merchant (“FCM”) for the Trust’s exchange-traded contracts, is required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by such clients with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts.  Bankruptcy law applicable to all U.S. futures brokers requires that, in the event of the bankruptcy of such a broker, all property held by the broker, including certain property specifically traceable to the Trust, will be returned, transferred, or distributed to the broker's customers only to the extent of each customer’s pro rata share of the assets held by such futures broker.  If no property is available for distribution, the Trust would not recover any of its assets.

On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  With respect to each Trading Advisor’s over-the-counter (“OTC”) foreign exchange contracts and uncleared swaps, prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  A party engaging in uncleared swaps with a swap dealer or major swap participant may now ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian.  It is likely the party requesting segregation will pay the costs of such custodial arrangement.  There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts.

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

Off-Exchange Foreign Currency Futures and Options

The Trust’s Trading Advisors may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities).  These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the CE Act.  The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.”  The CFTC has been granted authority to regulate all non-security based swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants.  In November 2012, the U.S. Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements.  Therefore, the Trust will not receive the full benefit of CFTC regulation for certain of its foreign currency trading activities.

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

(ii) As of December 31, 2014, there were 136,690 units held in the trading account by approximately 1,400 Beneficial Owners for an investment of $9,234,006 and 535 units held in the trading account by the Managing Owner for an investment of $36,107.  A total of 58,332 units had been redeemed by Beneficial Owners and zero units were redeemed by the Managing Owner during the period from January 1, 2014 to December 31, 2014.  The Trust Agreement contains a full description of redemption and distribution procedures.

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

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2014 through December 31, 2014.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the units and begin offering the units on a private offering basis only.  As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders during fiscal year 2014 were $0.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 and is derived from the financial statements for such fiscal years.

	2010	2011	2012	2013	2014
Revenues (000)	$3,533	$(257)	$(2,267)	$247	$525
Net Income (Loss) From Continuing Operations (000)	(1,101)	(4,188)	(4,738)	(1,531)	(1,001)
Net Income (Loss) Non-Trading (000)	15,550	1,312	254	(237)	26
Net Income (Loss) Per Unit - Class A	(2)	(9)	(14)	(6)	(4)
Net Income (Loss) Per Unit - Class B	-	(8)	(14)	(5)	(3)
Total Assets (000)	59,412	36,392	25,015	16,132	11,929
Net Asset Value per Unit - Class A	101	91	77	71	67
Net Asset Value per Unit - Class B	105	97	83	79	76

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)	Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2014, no Class A units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the fiscal year ended December 31, 2014, the Beneficial Owners redeemed a total of 58,332 units for $3,695,526.  For the fiscal year ended December 31, 2014, the Beneficial Owners redeemed a total of 54,789 Class A units for $3,442,929 and 3,543 Class B units for $252,597.  The Managing Owner did not redeem any units during the fiscal year ended December 31, 2014.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of December 31, 2014, the market sectors where the Trust maintained an investment having the highest exposure were: Energy having a net long value of $202,587, Interest Rates having a net long value of $166,261, Metals having a net long value of $43,360, Currencies having a net long value of $29,374 and Agricultural having a net long value of $40,524.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year ended December 31, 2014, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the calendar year ended December 31, 2014, RJO had paid or accrued to pay interest of $2,018 to the Trust.  For the calendar year ended December 31, 2013, the Clearing Broker paid or accrued to pay interest of $1,112 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2014, Wells held approximately $512,000 of the Trust’s assets.  For the calendar year ended December 31, 2014 the assets held in this account earned $20,004 of interest income.  For the calendar year ended December 31, 2013 the assets held in this account earned $198,773 of interest income.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors during fiscal years 2014, 2013, and 2012.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of December 31, 2014, trading decisions for the Trust have been delegated to five independent CTAs:  RCM, PGR, PAM, CIM and ROW

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2014

The RJO Global Trust Class A units posted a loss of (5.27%) and Class B units posted a loss of (3.35%) for 2014.  The NAV per unit for Class A at year-end was $67.49 and for Class B at year end was $76.11 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $71.25 per Class A unit at the beginning of the year and $78.74 per unit for Class B.  During 2014 no Class A or Class B units were purchased and no Class A units were converted to Class B units.

A sudden pick-up in risk aversion brought about by speculation about a Chinese credit crisis and escalating political tensions in Ukraine, Thailand and Turkey was the major theme in January.  As a result, equity markets sold off broadly, particularly in emerging markets, thereby reversing the rally experienced in late December.  Investors instead bought into the safe haven appeal of bonds and gold sending prices higher in related securities.  In the currency sector, the U.S. dollar reversed its long term bullish trend against the Japanese yen while the Canadian dollar hit a four-year low amid speculation that slowing economic growth will push the Bank of Canada closer to considering lowering interest rates.  In energy markets, natural gas surged to a four-year high as forecasts for tumbling stockpiles during a frigid winter prompted the strongest rally in 19 months.  The month of February started off with yet another market sell off as a disappointing ISM Manufacturing Report pushed stocks down sharply.  However, equity markets recovered strongly with global indices ending the month shy of historical record high levels amid confidence about the economy being strong enough to withstand future cuts to monetary stimulus.  Weather-related soft data coming out of the U.S. and escalating political tensions in Ukraine were not enough to dampen the optimism in the equity sector.  Most of the price action was otherwise seen in soft commodities where the price of soybeans reacted positively to the hot and dry weather in the world’s top exporting countries Argentina and Brazil.  The equity rally seen in late February was – once again – reversed during the first half of the March, this time around, on escalating tensions in Ukraine where Russia reclaimed Crimea despite threats of international sanctions.  Equity indices were also weighed down by the fact that China experienced its first domestic corporate bond default in recent history while at the same time presenting data that pointed to a continued decline in manufacturing growth.  Furthermore, the accompanying statements from Janet Yellen’s first meeting as new FOMC chairman, where she said that the Fed’s stimulus program would most likely be finished by the fall and that a rate hike could come as soon as early 2015, added to investor anxiety.  As a result, equity markets remained weak throughout the first half of March while bond yields and the U.S. dollar edged higher following FOMC.  However, in the latter part of the month, risky assets were again on the rise on easing concerns for Russia and supported by strong economic data.  Elsewhere, soft commodities such as meat and soybeans rallied throughout the month as supplies remain tight due to droughts, higher feed costs, and lower profitability for farmers and high demand especially from emerging markets.

The month of April was characterized by continued investor anxiety over the escalating tensions in Ukraine which translated into highly choppy market action.  Despite strong warnings from the European leaders and U.S. president Barack Obama hinting of further significant sanctions against the country, the violence reportedly continued adding pressure to financial markets early in the month.  Standard & Poor’s also cut Russia’s credit rating to one notch above junk, citing large capital outflows in the first quarter.  Having experienced selling pressure in the first half of the month, equities recovered towards month end with the S&P 500 ending just shy of record levels.  In the energy sector, the geopolitical tensions pushed prices higher early in the month but turned lower as the month progressed.  Fixed income markets experienced falling yields and higher prices, especially in Europe where the central bank hinted of potential large scale asset purchases in order to battle low inflation.  In commodity markets, the crop sector experienced higher prices fueled by reports showing increased international demand for U.S. crops.  In May, despite the ongoing conflict in Ukraine, financial markets took little notice with U.S. equity markets, as measured by the S&P 500 ending at all-time-high levels.  Stocks were primarily supported by dovish language in the latest FOMC meeting minutes.  Fixed income markets experienced higher prices and falling yields on expectations for a continued low rate environment, especially in Europe where the European Central Bank (“ECB”) is now expected to reduce its target rate further next month.  Thus, in currencies, the euro reversed its long-term bullish trend against the greenback with weak inflation numbers coming out of the Eurozone supporting the view of a quantitative easing approach from the ECB.  In commodity markets, supported by the Ukraine conflict, the price of oil continued to march higher.  Towards the end of the month, gold drifted down to a 3-month low amid the broadly positive mood in equity markets and little inflation fears.  Central bank action and language was in the spotlight in June.  In the U.S., Federal Reserve chairman Janet Yellen stated that the Federal Reserve is now expecting the U.S. economy to expand at a slower-than-previously-expected rate.  At the same time, the ECB took measures to come to terms with a potentially deflationary environment by lowering key interest rates.  In the UK, the Bank of England surprised the market by hinting that interest rates might rise sooner than anticipated.  The continued dovish Federal Reserve language sent U.S. equity markets to record highs, while fixed income markets were on the rise in Europe.  In response to the Bank of England announcement, the British pound surged to a 5-year high against the U.S. dollar.  In commodity markets, recent bearish trends in precious metals reversed sharply on geopolitical tensions, this time in Iraq.  For the same reason, the price of crude oil continued higher on the back of fears for supply disruptions, thereby supporting the existing bullish trend.

Underlying bullish trends in risky assets as well as in fixed income markets continued during the first part of July.  However, as the month progressed markets turned more nervous; heightened concerns about the situation in Ukraine following the shooting down of a Malaysian Airlines passenger jet, jitters about potential interest rate hikes following a rise in the U.S. Employers Cost Index and the Standard & Poor’s default downgrade on Argentina after the government missed a deadline for paying interest on $13 billion of restructured bonds all added to anxiety.  Equity markets sold off sharply towards month end as volatility came back into the picture with the VIX surging 27% on the very last trading day of the month.  In energies, crude oil snapped a three month winning streak slipping below the $100 per barrel mark on bearish U.S. inventory data.  In fixed income, the German 10-year bond yield fell to a record low by mid-month; however, yields inched higher towards month end leading U.S. treasury prices to their third monthly loss of the year.  In agricultural commodities, corn continued to slide as the U.S. Department of Agriculture in a report predicted that U.S. farmers may harvest the second biggest corn crop ever this year.  The bullish trends in fixed income and equity markets seen during the first half of July resurfaced in August.  In fixed income, yields turned lower as soft unemployment data coming out of the U.S. pushed investors’ expectations on coming interest rate hikes forward.  Continued tensions between Russia and Ukraine coupled with concerns for European growth prospects also added to upward pressure in bonds.  However, equity markets managed to shrug off geopolitical tensions and marched higher, building on what has been a long-lasting bullish trend.  In currencies, the U.S. dollar recorded gains against major currencies while in agricultural commodities, Vladimir Putin’s decision to ban imports of agricultural products from countries that have imposed sanctions on Russia had a negative impact on certain contracts, most notably within meats.  Most of last month’s market action was seen in currency and fixed income.  The prospect of higher U.S. interest rates, fueled by indications from the Fed that rate hikes are likely to come sooner than the market had anticipated, supported the U.S. dollar which continued to strengthen significantly against other major currencies.  The Japanese yen sold off sharply plummeting to a 6-year low against the greenback.  In fixed income markets, yields on shorter-dated U.S. government bonds climbed mid-month to the highest levels in more than three years as worries over higher interest rates drove investors to cut holdings.  In the commodity sector, U.S. corn prices fell to a 5-year low on higher-than-expected supplies.  Wheat futures also fell after the USDA's stockpile estimates topped analysts’ expectations.  In metals, gold and silver prices dropped 6% and 12% respectively during the month as a consequence of the rise in the U.S. currency.

October presented some wild market action as the VIX spiked and risky assets plunged, in the beginning of the month, following disappointing U.S. economic data, concerns of a German economic slowdown, and magnified fears about the Ebola spread.  However, risk appetite returned towards month end underpinned by news that the Bank of Japan would expand its already aggressive monetary policy.  In addition, Japan’s traditionally largest buyer of government bonds, i.e. the Government Pension and Investment Fund, was reported to more than double its allocation to domestic stocks, which sent Japanese equities significantly higher and made the yen plunge to a near 7-year low.  Elsewhere in currencies, the U.S. dollar continued to strengthen against the euro, supported by the Federal Reserve’s announcement that its program of Quantitative Easing was to end in October.  At the same time, the Fed stated that interest rates would remain on hold at their current lows for a considerable time.  Fixed income markets experienced muted reactions to this statement but saw wild swings during the month with bond yields plunging mid-month, only to recover as the month progressed.  In commodity markets, the price of oil fell hard on concerns about abundant supply and sluggish demand, at the same time, trend reversals were seen in soybeans and wheat leading to losses for momentum based strategies.  In metals, gold prices declined to 4-year low levels amid continued low inflation figures.  November continued where October left off; some trends even accelerated towards month end.  Equity markets continued to post moderate gains throughout the month, with some indices reaching new record highs, as economic news in the U.S. such as third quarter GDP, consumer confidence, and initial jobless claims came in better-than-expected.  In currencies, the U.S. dollar strengthened further against the euro and the Japanese yen as the U.S. economy is looking increasingly good compared to the rest of the world with Japan slipping back into recession while the ECB continues to fight deflation.  In fixed income, government bond yields moved lower amid the generally lackluster growth picture painted outside the U.S.  In particular, towards month end, yields in the Eurozone hit their lowest on record as German CPI fell to a 5-year low sparking speculation that the ECB could soon embark on “full-blown” QE.  That being said, commodities were last month’s hotspot with crude oil tumbling to a 4-year low below U.S. $70/barrel as OPEC failed to agree on any production cuts in order to support prices.  In December, the rally in equity markets took a breather.  Stock markets dropped sharply mid-month as the relentless decline in oil prices and Russia’s ongoing ruble crisis had unsettled market participants.  Increasing growth concerns outside of the U.S. and disappointment after the ECB’s decision to table any more stimuli until next year added to risk aversion.  However, equities rebounded substantially towards year-end, some indices reaching record highs, following the impressive upward revision to U.S. GDP in the third quarter and reassurance from the Fed.  This improvement in economic conditions in the U.S. also helped the dollar to its highest level against other major currencies in more than eight years.  In commodity markets, oil continued on its downward path albeit at a milder pace due to OPEC’s inaction after the International Energy Agency cut its global demand forecast for 2015.  In fixed income, yields were generally lower amid the weaker global growth outlook.

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

2012

The RJO Global Trust Class A units posted a loss of (15.77%) and Class B units posted a loss of (14.06%) for 2012.  The NAV  per unit for Class A at year-end was $76.92 and for Class B at year end was $83.34 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of Net Asset Value) compared to $91.32 per Class A unit at the beginning of the year and $96.98 per unit for Class B. Beneficial Owners purchased $137,436 worth of Class A units and $4,404 worth of Class B units were transferred from Class A units in the Trust during 2012.

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

Stocks and commodities drifted lower during the month of April.  Bonds rallied a bit leaving the 10-Year U.S. Treasury in positive territory for the year with a yield of 1.93%.  Spain has now taken center stage in the European debt drama.  Spain’s debt was downgraded as the country posted an unemployment rate of 24%, its worst in over 30 years.  Domestically, concern is building over the slowing rate of growth in our economic recovery.  The Fed has signaled that it is content with its current monetary policy and does not envision another round of quantitative easing to stimulate the economy.  Volatility indicators remain on the low side of their “normal” range which is interesting given the potential for market problems building around the world.  The Barclay Top 50 was flat for the month and remains in negative territory for the year.  The last 36 months for the managed futures index are among its worst ever.  Many trend following strategies posted disappointing results during the month.  Some short-term managers and counter trend strategies were modestly successful during the month.  Stocks and commodities suffered through a very difficult month of May.  Europe was again the catalyst for most of the concerns.  Greece is on the brink of falling out of the Euro zone.  A June 17th election holds little hope of electing a government with the resolve to take the disciplined action needed to correct the situation.  In the meantime, market focus has sharpened with respect to Spain.  As a result, the EAFE Index was down over 12% for the month.  The S&P 500 lost 6%.  The Dow Jones UBS Commodity Index lost over 9%, while cotton lost 20%, crude oil lost 18%, corn lost 12%, copper lost 12%, and gold lost 6%.  In the midst of this chaos, the yield on the U.S. 10-Year Treasury reached a new all time low of just under 1.5%.  Obviously, this has become a fearsome environment for global investors.  For the first time since 2008, every one of the Trust’s managers and every sector traded were positive for the month.  Trend following strategies led the way after dragging the portfolio down over the last several months.  Long positions at the end of April in currencies and energy markets were reversed and traders were able to capture the moves down in those markets.  Stocks and commodities rebounded during the latter part of June.  The Greeks elected a new government which pledged to work with other European countries to implement austerity measure to cut debt and bring finances under control.  At a summit of European leaders on the 29th of June, an agreement was made to support the banks and economies of Spain, Italy, and Portugal.  All of this will be done with more debt which hardly seems a long term solution.  The European agreement triggered a rally in stocks, commodities, and currencies.  On the last trading day of June the euro rallied 3%, crude oil gained 9%, and stocks surged 2.5%.  That was the strongest day for the euro and crude in almost 3 years.  The U.S. 10-Year Treasury note finished the month at a yield of 1.58%.  The yield hovers near its post war low of 1.49% which was touched during the first week of June as the U.S. continues to serve as a relative safe haven during these times of uncertainty.

Stocks, bonds, and commodity sectors each posted positive results during July.  The U.S. 10-Year Treasury posted a new record low yield during the latter part of the month at 1.38% as the U.S. continues to serve as a relative safe haven during these times of uncertainty.  Five European countries have registered negative yields for their short to medium- term treasury securities.  This would have been an unimaginable situation just a few years ago.  Investors actually buy these securities certain that they will lose a certain amount of their principal at maturity.  European governments and central banks have pledged to stay together and to do anything it takes to turn their collective economies around.  Markets in general took this as good news but it remains to be seen if investors have confidence in governments to take the action needed that would truly make a difference in the long run.  Stocks and commodity sectors crawled higher in August.  Stocks rose a little over 2%.  The S&P 500 has gained over 13% for the year to date.  After climbing for the last 3 years, the S&P rests approximately 10% below its October 2007 peak.  Oil has regained its losses from May and June and now trades in the mid-to-upper $90 per barrel range.  The drought across the mid section of the U.S. has driven corn and soybean prices higher.  Interest rates remain in a narrow trading range near historical lows.  Stock and commodity sectors climbed higher in September.  Stocks rose a little over 2.5% and the S&P 500 has now gained almost 16.5% for the year to date.  The market has benefited from a Federal Reserve Bank dedicated to supporting a timid economic recovery at all costs.  After climbing for the last 3 years, the S&P rests approximately 9% below its October 2007 peak.  Oil touched a price of $100 dollars per barrel but immediately sold off $10 dollars and now trades in a range based in the low $90’s.  The drought across the mid section of the U.S. has dramatically damaged corn and soybean crops.  Prices remain at high levels as we approach the harvest season.  Doubts about crop yields have kept volatility unusually high as well.  Interest rates rose during the middle of the month but pressure subsided after weaker than expected economic news was revealed.  Interest rates remain in a narrow trading range near historical lows.

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

(f)    Tabular Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests, including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of the Trading Advisors.  The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term.  That is, they are held for less than one year.  Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Statement of Financial Condition, a table of contractual obligations has not been presented.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2014 and 2013.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2014, the Trust’s average total capitalization was approximately $10.4 million, and during fiscal year 2013, the Trust’s average total capitalization was approximately $17.6 million.

	FISCAL YEAR 2014

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$0.4	$0.0	$0.2	1.8%
Currencies	0.6	0.2	0.3	3.3%
Energies	0.3	0.1	0.2	1.5%
Indices	1.3	0.1	0.7	6.9%
Interest Rates	0.5	0.0	0.3	2.6%
Metals	0.3	0.1	0.2	1.4%
Total	$3.4	$0.5	$1.9	17.5%

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$1.2	$0.2	$0.8	4.6%
Currencies	0.3	$0.1	0.2	1.1%
Energies	0.3	$0.1	0.2	0.9%
Indices	1.7	$0.2	0.5	3.0%
Interest Rates	0.7	$0.0	0.2	1.4%
Metals	0.5	$0.1	0.2	1.0%
Total	$4.6	$0.7	$2.1	12.0%

*   Average, highest and lowest Value at Risk amounts relate to the month-end amounts for each calendar month end during the fiscal year.  All amounts represent millions of dollars committed to margin.

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds a significant portion of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury bill rate.  As of December 31, 2014 and December 31, 2013, the Trust had approximately $8.9 million and $11.3 million, respectively, in cash on deposit with RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2014 and 2013, Wells held approximately $512,000 and $2.8 million, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2014, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/British pound, dollar/Canadian dollar positions, and dollar/Australian dollar, dollar/Mexican peso, dollar/Czech Koruna and exposure to cross-rates positions such as Australian dollar/Canadian dollar, euro/Australian dollar and euro/British pound positions.

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations such as Australia.  As of December 31, 2014, the Trust’s primary interest rate exposure was in eurobonds, Gilts, Canadian Bond, U.S. 10-, 5- and 2-year Notes, Eurx Bobl, Short Sterling, Australian 10- and 3-year Bonds, JGB (Japan), and eurodollars.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2014, the Trust’s primary exposure was in the Nikkei Index (Japan), the FTSE Index (United Kingdom), the SFE SPI 200 (Australia), the Emini NASDAQ (U.S.), the E-Mini Russell Index (U.S.), and Mini-S&P 500 Index (U.S.).  The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust may trade precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.  At December 31, 2014, the Trust had significant exposure to base metal copper and exposure to precious metals included gold and silver.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, such as the drought that occurred during the summer of 2014.  Sugar, soybeans, coffee, wheat, cocoa, corn, soybean meal, and soybean oil accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2014.  To a lesser extent and in the past, the Trust has had market exposure to orange juice, milk, live cattle and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.  As of December 31, 2014, the Trust had exposure in natural gas, gasoline blend oil, crude oil, heating oil, and Brent crude oil.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2014 and December 31, 2013.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in eurodollar, British pounds, Australian dollar, Japanese yen, and Canadian dollar.

Cash Position.  The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury bill rate (calculated daily).  For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2014, Wells held approximately $512,000 of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

The Alpha Program will trade on both U.S. and foreign exchanges, and may trade in the following markets:

•	Metals: gold, copper, silver
•	Meats: live cattle, lean hogs
•	Currencies: Swiss franc, Mexican peso, Australian dollar, Canadian dollar, British pound, Japanese yen, Euro currency
•	Grains: wheat, soybeans, soybean oil, corn
•	Stock Indices: S&P 500, FTSE 100 (UK), CAC40 (France), DAX (Germany), Hang Seng (Hong Kong), Share Price Index (Australia), Nikkei 225 (Japan), Nasdaq, Euro Stoxx (Euro zone)
•	Interest Rates: 30-year U.S. bond, 10-year U.S. note, 5-year U.S. note, 2-year U.S. note, Long Gilt (UK), Euro Schatz, Euro Bobl, Euro Bund, 3-year Australian Bonds
•	Energies: crude oil, heating oil, natural gas, RBOB gas
•	Softs: coffee, cotton, sugar #11

PGR Capital LLC: PGR’s investment strategies have a strong mathematical and statistical basis and exploit established signal processing and econometric techniques.  Underlying PGR’s strategies are models of how markets move; it is an important principle that focuses on real markets rather than data mining.  Strategies are primarily directional in nature; they identify and take advantage of both upward and downward price momentum.  The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants.  Whatever the cause, persistent trends can be shown to occur in all markets across all sectors with varying strengths and durations.  PGR’s strategies have been designed to identify the direction and strength of any trend over multiple timeframes and have the ability to adapt to the prevailing market conditions.  Another key feature of PGR’s strategies is that they are continuous and update on every tick in the market.  This approach allows PGR to be fully systematic, enhances their ability to adapt to changes in conditions and avoids the dangers of optimization around discrete events.

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

Centurion Investment Management, LLC:  Centurion’s strategy is short-term systematic trading of liquid global financial and commodity markets.  Trades are held on average six hours and holding periods range from intraday to two days.  The portfolio consists of more than 90 independent momentum and mean-reversion trading strategies which trade 52 futures markets, and are dynamically weighted based on volatility, correlation and performance.

Centurion’s systematic trading concentrates on the equity, fixed income, commodity and foreign exchange futures markets.  The strategy currently has a 35% commodity allocation.

ROW Asset Management, LLC:  The ROW Diversified Program seeks to generate consistent long-term appreciation through active leveraged investing in global futures, forwards, and options markets.  We utilize a quantitative approach to forecasting, portfolio construction, and risk management.  The Program invests in metals, currency, interest rate, energy, agriculture, and equity index instruments.  We achieve style diversification by using a combination of Carry, Trend, Fair Value, Pattern Recognition, Volatility, Sentiment, and Mean Reversion models.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2014	2014	2014	2014
Total Trading Revenues (Loss)	$(1,284,104)	$187,655	$651,399	$970,377
Total Trading Expenses	346,207	361,004	468,475	350,831
Trading Income (Loss)	(1,630,311)	(173,349)	182,924	619,546
Non-Trading Income (Loss)	(49,386)	(50,585)	(40,380)	166,590
Net Income (Loss)	$(1,679,697)	$(223,934)	$142,544	$786,136

Net Income (Loss) per Trading Unit
Class A	$(8.44)	$(0.89)	$1.24	$4.33
Class B	$(8.97)	$(0.64)	$1.74	$5.24

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2013	2013	2013	2013
Total Trading Revenues (Loss)	$178,081	$(399,067)	$(333,675)	$801,862
Total Trading Expenses	479,850	447,445	409,435	441,110
Trading Income (Loss)	(301,769)	(846,512)	(743,110)	360,752
Non-Trading Income (Loss)	(110,695)	(61,284)	116,980	(181,865)
Net Income (Loss)	$(412,464)	$(907,796)	$(626,130)	$178,887

Net Income (Loss) per Trading Unit
Class A	$(1.12)	$(3.25)	$(3.06)	$1.76
Class B	$(0.81)	$(3.15)	$(2.96)	$2.32

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2014, the Trust’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2014, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC.  The officers and directors of the Managing Owner as of December 31, 2014 were as follows:

R.J. O’Brien Fund Management, LLC

Julie M. DeMatteo - Manager and Director: Ms. DeMatteo joined the Managing Owner in June of 2013 and became registered as a Principal in October 2013.  Ms. DeMatteo is the principal executive officer of the Managing Owner.  Ms. DeMatteo is also Chief Executive Officer of RJO Investment Management LLC, an SEC-registered investment adviser and affiliate of the Managing Owner.  As Chief Executive Officer, Ms. DeMatteo is primarily responsible for the supervision of RJOIM and its investment advisor representatives.  Ms. DeMatteo was transitioning employment from March 2013 to May 2013.  From April 2010 to February 2013, Ms. DeMatteo was a Director in the Prime Services Division of Barclays Capital Inc., a futures commission merchant.  She was responsible for working with the capital introduction and structured product groups to expand the firm’s footprint in the managed futures market segment.  From July 2008 to March 2010, Ms. DeMatteo was Executive Director of Business Development for AlphaMetrix LLC, a CPO and CTA.  In this role, she was responsible for asset raising, product development and establishing wholesale distribution relationships for the firm.  From July 2008 to December 2008, she was an Associated Person with Dekla Financial Inc., an introducing broker.  In this capacity, she was responsible for business development for the firm.  She was transitioning between employers during June 2008.  From August 2005 to May 2008, Ms. DeMatteo was Director, President and Chief Executive Officer of UBS Managed Fund Services Inc. (“UBSMF”).  UBSMF created custom investment solutions for UBS clients and affiliated companies.  In this capacity, she was responsible for business development and oversaw all logistical aspects of the firm’s business.  From July 2000 to August 2005, she was Executive Director and Senior Counsel for the exchange traded derivatives business at UBS Securities.  In this capacity, she was responsible for all legal and compliance initiatives for the business.  She holds a Bachelor of Science in Accounting and Finance from Eastern Illinois University and a Juris Doctorate from Loyola University College of Law.

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

Nancy Westwick – Chief Compliance Officer: Ms. Westwick joined the Managing Owner as chief compliance officer in August 2013.  Ms. Westwick is also the chief compliance officer of R.J. O’Brien Investment Management, LLC, which she became in December 2010, and where she is responsible for compliance and operational functions.  Ms. Westwick became registered as a Principal for the Managing Owner in January 2014.  Ms. Westwick became registered as a Principal of R.J. O’Brien Investment Management, LLC in December 2012.  Ms. Westwick became registered as a Principal and Associated Person of R.J. O’Brien & Associates, LLC in July 2011.  Her primary duties as chief compliance officer of the Managing Owner, R.J. O’Brien Investment Management, LLC and R.J. O’Brien & Associates, LLC is ensuring employees and introducing brokers are complying with all rules and regulations of the CE Act and various exchanges, implementing new policies and procedures as mandated by applicable regulatory rules and reforms and establishing procedures for the remediation of noncompliance issues.  From November 2005 to November 2010, Ms. Westwick was compliance counsel for MF Global Inc. (also known as Man Financial Inc.), a futures commission merchant.  From September 2001 to October 2005, Ms. Westwick was associate general counsel for Refco LLC, a futures commission merchant.  From May 2000 to August 2001, Ms. Westwick was assistant general counsel for Lind-Waldock, a futures commission merchant.  For each of Lind-Waldock (became a division of Refco LLC in September 2001), Refco LLC (acquired by MF Global Inc. in November 2005) and MF Global Inc., Ms. Westwick worked to ensure compliance with all necessary rules and regulations and also trained broker staff in compliance matters.  Ms. Westwick has a bachelor of arts from Rutgers University, a Juris Doctor from Loyola University of Chicago Law School and an LL.M. from IIT/Chicago – Kent College of Law.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2014, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2014, the Managing Owner beneficially held an ownership of $36,107 (which is the equivalent of 535 units) or approximately 0.39% of the ownership of the Trust as of that date.

(c)
As of December 31, 2014, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or units of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.  The Trust is not the subsidiary of any business entity.

Item 14.  Principal Accounting Fees and Services.

(a)      Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm $90,464 and $89,238 respectively for the 2014 and 2013 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

(b)      Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2014 or 2013 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)      Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2014 or 2013 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte Tax LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte Tax LLP $88,000 for such services for 2014 and $75,250 for such services for 2013.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

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

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

c.	Condensed Consolidated Schedules of Investments as of December 31, 2014 and 2013

d.	Consolidated Statements of Operations, for the years ended December 31, 2014, 2013 and 2012

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2014, 2013, and 2012

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. *

3.02	Restated Certificate of Trust of the Registrant. (1)

10.01	Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated July 1, 2014. (2)

10.02	Second Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated August 4, 2014. (3)

10.03	Advisory Agreement, made as of April 17, 2014, by and among OASIS Centurion LLC, R. J. O’Brien Fund Management, LLC and Centurion Investment Management, LLC. (4)

10.04	Amendment to Advisory Agreement, made as of April 30, 2014, by and among OASIS Centurion LLC, R. J. O’Brien Fund Management, LLC and Centurion Investment Management, LLC. (5)

10.05	Second Amendment to Advisory Agreement, made as of April 30, 2014, by and among OASIS Centurion LLC, R. J. O’Brien Fund Management, LLC and Centurion Investment Management, LLC. *

10.06	Advisory Agreement, made as of September 18, 2014, by and among OASIS ROW LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. (6)

10.07	Amendment to Advisory Agreement made as of October 18, 2014 by and among OASIS ROW, LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. (7)

13.01	Annual Report to Unitholders for Fiscal Year 2014. *

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics. *

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Chief Executive Officer. *

32.02	Section 1350 Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

 *           Filed herewith.

(1)           Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

(2)           Incorporated by reference herein from the exhibit of the same description filed on August 14, 2014 on Form 10-Q.

(3)           Incorporated by reference herein from the exhibit of the same description filed on August 14, 2014 on Form 10-Q.

(4)           Incorporated by reference herein from the exhibit of the same description filed on May 15, 2014 on Form 10-Q.

(5)           Incorporated by reference herein from the exhibit of the same description filed on May 15, 2014 on Form 10-Q.

(6)	Incorporated by reference herein from the exhibit of the same description filed on November 14, 2014 on Form 10-Q.

(7)	Incorporated by reference herein from the exhibit of the same description filed on November 14, 2014 on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2015	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ James Gabriele
James Gabriele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 27, 2015, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Julie M. DeMatteo	Chief Executive Officer and Director
Julie M. DeMatteo	(principal executive officer)

/s/ James Gabriele	Chief Financial Officer and Director
James Gabriele	(principal financial and accounting officer)