Form 10-Q
period 2015-03-31
RJO GLOBAL TRUST
filed 2015-05-15
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	31-Mar	31-Dec
	2015	2014
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$8,822,190	$8,868,386
Unrealized gain on open contracts	201,402	481,931
Total due from broker	9,023,592	9,350,317

Cash and cash equivalents on deposit with affiliate	360,343	512,044
Cash on deposit with bank	32,567	577,715
Interest receivable	42	85
Prepaid expenses - offering	6,517	-
Cash on deposit with bank- Non-Trading	1,103,768	1,488,635

Total Assets	$10,526,829	$11,928,796

Liabilities and Unitholders' Capital
Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $22,091 and $16,012, respectively)	$22,630	$15,976
Accrued commissions	19,434	22,388
Accrued management fees	21,203	21,207
Accrued incentive fees	74,811	126,277
Accrued operating expenses	158,149	175,834
Accrued offering expenses	-	18,660
Subscription received in advance	-	500,000
Redemptions payable - Trading	145,268	289,671
Accrued legal fees - Non-Trading	1,000	2,000
Accrued management fee to U.S. Bank - Non-Trading	12,035	11,407
Distributions payable - Non-Trading	1,034	258,800

Total liabilities	455,564	1,442,220

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (129,802 and 135,669 units outstanding at March 31, 2015 and December 31, 2014, respectively)	8,869,493	9,156,293
Class B (975 and 1,021 and units outstanding at March 31, 2015 and December 31, 2014, respectively)	75,509	77,713
Managing owner (535 Class A units outstanding at March 31, 2015 and December 31, 2014, respectively)	36,557	36,107

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (110,653 and 115,497 units outstanding at March 31, 2015 and December 31, 2014, respectively)	53,041	61,804
Nonparticipating owners (2,162,635 and 2,157,791 units outstanding at March 31, 2015 and December 31, 2014, respectively)	1,036,665	1,154,659

Total unitholders' capital	10,071,265	10,486,576

Total Liabilities and Unitholders' Capital	$10,526,829	$11,928,796

Net asset value per unit:
Trading:
Class A	$68.33	$67.49
Class B	$77.45	$76.11
LLC equity/Non-Trading	$0.48	$0.54

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2015		December 31, 2014
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	-0.55%	$(55,854)	-0.50%	$(52,553)
Currency	-0.01%	(965)	0.00%	-
Energy	-0.24%	(24,259)	-0.12%	(12,759)
Indices	0.23%	23,535	0.00%	(175)
Interest rates	0.96%	97,071	1.59%	166,261
Metals	-0.02%	(2,400)	-0.01%	(1,425)

Forward Positions
Currency	-0.02%	(2,494)	0.26%	27,671

Total long positions on open contracts		$34,634		$127,020

Short Positions
Futures Positions
Agriculture	1.42%	$142,756	0.89%	$93,077
Currency	0.00%	(481)	0.38%	39,919
Energy	0.38%	38,056	2.05%	215,346
Indices	0.01%	743	0.00%	-
Interest rates	-0.01%	(1,364)	0.00%	-
Metals	-0.05%	(5,203)	0.43%	44,785

Forward Positions
Currency	-0.08%	(7,739)	-0.36%	(38,216)

Total short positions on open contracts		$166,768		$354,911

Total unrealized gain on open contracts		$201,402		$481,931

Short put options on futures contracts
Agriculture (premiums received - $0 and $8,212, respectively)	0.00%	$-	-0.11%	$(11,963)
Indices (premiums received - $4,975 and $0, respectively)	-0.10%	(9,860)	0.00%	-
Interest rates (premiums received - $5,953 and $0, respectively)	-0.05%	(4,750)	0.00%	-

Total short put options on futures contracts		$(14,610)		$(11,963)

Short call options on futures contracts
Agriculture (premiums received - $0 and $7,800, respectively)	0.00%	$-	-0.04%	$(4,013)
Indices (premiums received - $4,850 and $0, respectively)	-0.01%	(1,020)	0.00%	-
Interest rates (premiums received - $6,313 and $0, respectively)	-0.07%	(7,000)	0.00%	-

Total short call options on futures contracts		$(8,020)		$(4,013)

Total options written on futures contracts		$(22,630)		$(15,976)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended March 31,
	2015	2014
	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$770,040	$(614,617)
Change in unrealized gain (loss) on open positions	(281,068)	(668,254)
Foreign currency transaction gain (loss)	(22,686)	(3,967)
Total Trading gain (loss)	466,286	(1,286,838)

Net investment income (loss):
Interest income	490	14,609
Change in unrealized gain (loss) on fixed income securities	-	(11,875)
Total net investment gain (loss)	490	2,734

Expenses:
Commissions - Class A	102,345	137,533
Commissions - Class B	470	1,783
Commissions - Class C	865	-
Advisory fees	-	1,907
Management fees	64,347	78,984
Incentive fees	74,811	-
Investment manager incentive fees	2,224	-
Ongoing offering expenses	4,951	18,000
Operating expenses	78,200	108,000
Total expenses	328,213	346,207

Trading income (loss)	138,563	(1,630,311)

Non-Trading income (loss):
Interest on Non-Trading reserve	13	50
Legal and administrative fees	(81,911)	2,314
Management fees paid to US Bank	(44,859)	(51,750)
Non-Trading income (loss)	(126,757)	(49,386)

Net income (loss)	$11,806	$(1,679,697)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2015
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Beneficial Owners - Trading Class C
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	135,669	$9,156,293	1,021	$77,713	-	$-
Trading income (loss)	-	116,735	-	1,358	-	20,020
Unitholders' contributions	-	-	-	-	6,569	500,000
Unitholders' redemptions	(5,867)	(403,535)	(46)	(3,562)	(6,569)	(520,020)
Balances at March 31, 2015	129,802	$8,869,493	975	$75,509	-	$0

Unitholders' Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders' Capital - Trading
	Units	Dollars	Units	Dollars

Balances at December 31, 2014	535	$36,107	137,225	$9,270,113
Trading income (loss)	-	450	-	138,563
Unitholders' contributions	-	-	6,569	500,000
Unitholders' redemptions	-	-	(12,482)	(927,117)
Balances at March 31, 2015	535	$36,557	131,312	$8,981,559

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	115,497	$61,804	2,157,791	$1,154,659	2,273,288	$1,216,463
Non-Trading income (loss)	-	(6,441)	-	(120,316)	-	(126,757)
Reallocation due to Redemptions	(4,844)	(2,322)	4,844	2,322	-	-
Balances at March 31, 2015	110,653	$53,041	2,162,635	$1,036,665	2,273,288	$1,089,706

Total Unitholders' Capital at March 31, 2015						$10,071,265

	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital	Unitholders' Capital
	Trading Class A	Trading Class B	Trading Class C	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2014	$67.49	$76.11	$-	$0.54
Net change per unit	0.84	1.34	-	(0.06)
Net asset value per unit at March 31, 2015	$68.33	$77.45	$-	$0.48

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

(1)         General Information and Summary

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

The Evolving Manager Program seeks to identify and select commodity trading advisors with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.  The strategies include three broad based categories that are described as follows (each, an “Eligible Strategy”):

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

On January 31, 2015, the Trust entered into the Tenth Amended and Restated Declaration and Agreement of Trust (the “Trust Agreement”) to aggregate comments made through previous amendments to the Ninth Amended and Restated Declaration and Agreement of Trust, as well as to: (i) make certain clarifying edits; (ii) reflect certain updates to the language regarding the fees and expenses of the Trust; and (iii) revise language regarding certain regulatory requirements of the Trust that are no longer applicable.  None of the foregoing items were expected to significantly affect the unitholders.

As of March 31, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”) and ROW Asset Management, LLC (“ROW”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2015, prior to quarter-end reallocation, RCM was managing 15.14%, PGR 23.47%, CIM 36.00%, and ROW 21.21% of the Trust’s assets, respectively.  Approximately 4.18% of the Trust’s assets were not allocated to any Trading Advisor.

RCM, PGR, CIM, and ROW are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of March 31, 2015, Wells held approximately $360,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of March 31, 2015, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

See Note (6) for further detail regarding collection and distribution activity related to the assets held at REFCO, LTD.

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

While the Trust is not registered, and is not required to be registered as an investment company under the Investment Company Act of 1940, as amended, it meets the definition of an investment company within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services - Investment Companies, and follows the accounting and reporting guidance therein.

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly-owned subsidiary, JWH Special Circumstance, LLC and series of RJ OASIS in which the Trust invests.  All material intercompany transactions have been eliminated upon consolidation.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of March 31, 2015, Wells held approximately $360,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(d)         Ongoing Offering Costs

Ongoing offering costs, subject to a ceiling of 0.50% of the Trust’s average month-end net asset value, are paid by the Trust and accrued monthly.

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

(h)         Recent Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early application is not permitted.  The Trust expects to adopt this guidance starting with the first quarter of fiscal year 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Trust has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.  This ASU also requires management to disclose certain information depending on the results of the going concern evaluation.  The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter.  Early adoption is permitted.  This amendment is applicable to the Trust beginning in the first quarter of fiscal year 2017.  The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for the Trust in the first quarter of 2016 and early adoption is permitted. The guidance also requires retrospective or modified retrospective application to all prior periods presented. The Trust is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. ASU 2015-07 is effective for the Trust in the first quarter of 2016, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The Trust is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

(3)         Fees

Management fees are accrued and paid monthly by the relevant series’ Trading Company.  Incentive fees are accrued monthly and paid quarterly, as applicable, by the relevant series’ Trading Company.  Trading decisions for the period of these financial statements were made by the Trading Advisors.

Pursuant to the Investment Management Agreement, the Trust pays RPM a monthly management fee at a rate of 0.0625% (a 0.75% annual rate) of the Trust’s month-end net asset calculated after determined and before reduction for any RPM management fees then being calculated and all other fees and expenses as of such month end, and before giving effect to any subscriptions for units in the Trust made as of the beginning of the month immediately following such month end and to any distributions or redemptions accrued during or as of such month end. These management fees are not paid on the LLC’s net assets.

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

Pursuant to the Advisory Agreements, each Trading Advisor receives from the relevant series’ Trading Company a monthly management fee at the rate of up to 0.083% (a 1% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month.  These management fees are not paid on the LLC’s net assets.

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

For a description of the fees paid by the Trust to RJOIM, the Trust’s cash manager, see Note (10).

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

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2012, remain subject to examination by the Internal Revenue Service.  The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

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

The purchase and sale of futures requires initial and on-going margin deposits with a futures commission merchant (“FCM”).  The CE Act requires an FCM to segregate or secure all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a customer’s pro rata share of segregated funds.  It is possible that the recovered amount could be less than the total of cash and other property deposited by the customer.

The Trust, through its indirect investment in the Trading Companies, has cash on deposit with the FCM in connection with its trading of forward contracts.  In the normal course of business, the Trust does not require collateral from such interbank market maker.  Due to forward contracts being traded in unregulated markets between principals, the Trust also assumes a credit risk, the risk of loss from counterparty non-performance.

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

Net trading results from derivatives for the three month periods ended March 31, 2015 and 2014, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2015 and December 31, 2014, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$330,099	$-	$-	$330,099
Forwards currency positions	-	17,129	-	17,129
	330,099	17,129	-	347,228
Liabilities
Unrealized gain on open contracts:
Futures positions	(118,464)	-	-	(118,464)
Forwards currency positions	-	(27,362)	-	(27,362)
Options written on futures contracts	(22,630)	-	-	(22,630)
	(141,094)	(27,362)	-	(168,456)

Total fair value	$189,005	$(10,233)	$-	$178,772

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$605,977	$-	$-	$605,977
Forwards currency positions	-	18,225	-	18,225
	605,977	18,225	-	624,202
Liabilities
Unrealized gain on open contracts:
Futures positions	(113,500)	-	-	(113,500)
Forwards currency positions	-	(28,771)	-	(28,771)
Options written on futures contracts	(15,976)	-	-	(15,976)
	(129,476)	(28,771)	-	(158,247)

Total fair value	$476,501	$(10,546)	$-	$465,955

(8)         Operations

Redemptions

A beneficial owner may cause any or all of his or her units to be redeemed by the Trust effective as of the last business day of any month based on the net asset value per unit on such date on five business days’ written notice to NAV Consulting, Inc., the Trust’s administrator, or the Managing Owner.  Payment will generally be made within 10 business days of the effective date of the redemption.  The Trust Agreement contains a full description of redemption and distribution policies.

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

Commissions

The Managing Owner and/or affiliates act as commodity brokers for the Trust through RJO.  Commodity brokerage commissions are typically paid upon the completion or liquidation of a trade and are referred to as “round-turn commissions,” which cover both: the initial purchase (or sale) and the subsequent offsetting sale (or purchase) of a commodity futures contract.

“Commission fee” includes the following across each class of units (1):

Recipient	Nature of Payment	Class A Units	Class B Units	Class C Units	Class D Units (2)
Managing Owner	Managing Owner Fee	0.50%	0.50%	0.50%	0.50%
Selling Agents	Selling Commission (monthly)	2.00%	0.00%	0.00%	2.00%
Selling Agents	Selling Commission (initial sales charge) (3)	0.00%	0.00%	0.00%	2.00%
Managing Owner	Wholesale Fee (4)	0.00%	0.00%	0.35%	0.35%
Clearing Broker	Clearing, NFA and exchange fees (approximately) (5)	2.60%	2.60%	2.60%	2.60%

		5.10%	3.10%	3.45%	7.45%

(1)  The above costs, fees and expenses are reflected in the commission by class line on the consolidated statement of operations.  Commissions are not paid with respect to the LLC’s net assets.

(2)  As of March 31, 2015, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three month periods ended March 31, 2015, and 2014, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  As of March 31, 2015, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class C
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Per share operating performance:
Net asset value of Trading units, beginning of period	$67.49	$71.25	$76.11	$78.74	$76.11	$-
Total Trading income (loss):
Trading gain (loss)	3.19	(6.65)	3.57	(7.35)	4.38	-
Investment income	0.00	0.01	0.00	0.02	0.00	-
Expenses	(2.35)	(1.80)	(2.23)	(1.64)	(1.33)	-

Trading income (loss)	0.84	(8.44)	1.34	(8.97)	3.05	-
Net asset value of Trading units, end of period	$68.33	$62.81	$77.45	$69.77	$79.16	$-

Total return:
Total return before incentive fees	2.02%	(11.85%)	2.52%	(11.40%)	5.22%	0.00%
Less incentive fee allocations	(0.77%)	0.00%	(0.76%)	0.00%	(1.22%)	0.00%
Total return	1.25%	(11.85%)	1.76%	(11.40%)	4.00%	0.00%

Ratios to average net assets:
Trading income (loss)	1.28%	(12.91%)	1.75%	(13.39%)	3.93%	0.00%
Expenses:
Expenses, less incentive fees	(2.70%)	(2.75%)	(2.14%)	(2.36%)	(0.49%)	0.00%
Incentive fees	(0.77%)	(0.00%)	(0.76%)	0.00%	(1.22%)	0.00%
Total expenses	(3.47%)	(2.75%)	(2.90%)	(2.36%)	(1.71%)	0.00%

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended March 31, 2015 and 2014, respectively.  The amounts are not annualized.

(10)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  The total amount waived as of July 31, 2014, was $3,483.  As of March 31, 2015, the Trust’s deposits held by RJOIM consisted of cash of $360,343.  Advisory fees earned by RJOIM aggregated $0, and $1,907, for the three months ended March 31, 2015 and 2014, respectively.

(11)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$147,018	$(60,116)	$86,902
Currency	30,011	(41,690)	(11,679)
Energy	36,651	(22,854)	13,797
Indices	33,748	(20,350)	13,398
Interest Rate	98,200	(14,243)	83,957
Metals	1,600	(9,203)	(7,603)
	$347,228	$(168,456)	$178,772

As of December 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$119,669	$(95,121)	$24,548
Currency	60,876	(31,502)	29,374
Energy	218,011	(15,424)	202,587
Indices	12,875	(13,050)	(175)
Interest Rates	168,536	(2,275)	166,261
Metals	44,235	(875)	43,360
	$624,202	$(158,247)	$465,955

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of March 31, 2015 and 2014, respectively.

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2015	2014
Agriculture	$27,009	$(63,955)
Currency	(21,830)	25,717
Energy	144	(159,661)
Indices	238,957	(668,139)
Interest Rates	353,411	(233,138)
Metals	(131,405)	(187,662)
	$466,286	$(1,286,838)

See Note (5) for additional information on the trading of derivatives not designed as hedging instruments (i.e., “speculative trading”) and the related risks.

(12)       Offsetting

As indicated in Note (1), the Trust’s assets are currently indirectly allocated to each of the Trading Companies.  All of the Trading Companies utilize RJO as their clearing broker.  Each Trading Company has its own separate clearing agreement with RJO, under which each of the Trading Companies are subject to master netting agreements or similar arrangements that allow RJO to offset any assets of the individual entity by any liabilities of the individual Trading Company, as necessary, if RJO determines that the amount of margin is not appropriate or the Trading Company is not able to perform.  Each of the Trading Companies hold significant cash deposits with RJO, which can be and is used by the Trading Companies to settle any obligations due to RJO.  The master netting agreements or similar arrangements do not apply to amounts owed to/from different counterparties and they do not apply across different Trading Companies.

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of March 31, 2015 and December 31, 2014, respectively:

	Offsetting of Derivative Assets

	As of March 31, 2015			As of December 31, 2014
	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Assets Presented in the Statement of	Gross Amounts of	Gross Amounts Offset in the Statement of	Net Amounts of Assets Presented in the Statement of
	Recognized	Financial	Financial	Recognized	Financial	Financial
Description	Assets	Condition	Condition	Assets	Condition	Condition

Futures and forward contracts	$347,228	$(145,826)	$201,402	$624,202	$(142,271)	$481,931

	$347,228	$(145,826)	$201,402	$624,202	$(142,271)	$481,931

	Derivative Assets and Collateral Held by Counterparty

	As of March 31, 2015				As of December 31, 2014
	Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and	Statement of Financial	Financial	Cash Collateral	Net	Statement of Financial	Financial	Cash Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS RCM, LLC	$(2,043)	$-	$-	$(2,043)	$-	$-	$-	$-
OASIS PGR, LLC	92,910	-	-	92,910	297,570	-	-	297,570
OASIS CIM, LLC	(1,963)	-	-	(1,963)	-	-	-	-
OASIS ROW, LLC	112,498	-	-	112,498	184,361	-	-	184,361

	$201,402	$-	$-	$201,402	$481,931	$-	$-	$481,931

	Offsetting of Derivative Liabilities

	As of March 31, 2015			As of December 31, 2014
	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross	Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the
	Amounts of Recognized	Statement of Financial	Statement of Financial	Amounts of Recognized	Statement of Financial	Statement of Financial
Description	Liabilities	Condition	Condition	Liabilities	Condition	Condition

Futures and forward contracts	$145,826	$(145,826)	$-	$142,271	$(142,271)	$-
Options written on futures contracts	22,630	-	22,630	15,976	-	15,976

	$168,456	$(145,826)	$22,630	$158,247	$(142,271)	$15,976

Derivative Liabilities and Collateral Pledged by Counterparty

	As of March 31, 2015				As of December 31, 2014
	Net Amount of	Gross Amounts Not Offset in the			Net Amount of	Gross Amounts Not Offset in the
	Liabilities	Statement of Financial Condition			Liabilities	Statement of Financial Condition
Individual Trading Companies (with derivative liabilities and	in the Statement of Financial	Financial	Cash Deposits Held by	Net	in the Statement of Financial	Financial	Cash Deposits Held by	Net
collateral held by RJO)	Condition	Instruments	Broker	Amount	Condition	Instruments	Broker	Amount

OASIS ROW, LLC	$22,630	$(22,630)	$-	$-	$15,976	$(15,976)	$-	$-

	$22,630	$(22,630)	$-	$-	$15,976	$(15,976)	$-	$-

(13)       Subsequent Events

On April 1, 2015, the Trust and RJOFM, along with other members of RJ OASIS, entered into that certain Third Amended and Restated Limited Liability Company Agreement of RJ OASIS, which clarified how management fees and incentive fees were calculated and paid to the Trading Advisors.

As of April 14, 2015, additional investors directly subscribed to one or more series of RJ OASIS, of which the Trust had previously been the sole investor. The Trust currently holds a majority of the membership interests in such series. The Trust is examining the consolidation of any non-controlling interests of the series into future, consolidated financial statements of the Trust, including, without limitation, with reference to FASB issued ASU 2015-02 discussed in Item 1 (h) Recent Pronouncements.

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

R.J. O’Brien Fund Management, LLC, the managing owner of the Trust, (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware limited liability company in July of 2007.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and has been a member in good standing of the National Futures Association (“NFA”) in such capacity, since December 1, 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”).

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

The Evolving Manager Program seeks to identify and select commodity trading advisors with shorter track records and with smaller assets under management who, in the opinion of the Investment Manager, appear to have potential for long-term over-performance relative to their respective peer group.  RPM may add, delete or modify such categories of investment strategies in line with its investment objective and policy.  The strategies include three broad based categories that are described as follows (each, an “Eligible Strategy”):

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

As of March 31, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”) and ROW Asset Management, LLC (“ROW”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager,  and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2015, prior to quarter-end reallocation, RCM was managing 15.14%, PGR 23.47%, CIM 36.00%, and ROW 21.21% of the Trust’s assets, respectively.  Approximately 4.18% of the Trust’s assets were not allocated to any Trading Advisor.

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

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the three month period ended March 31, 2015, no Class A, and no Class B, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  For the three month period ended March 31, 2015, 6,569 units of Class C units for $500,000, were purchased by Beneficial Owners.  The Managing Owner did not purchase any units during this time.  For the three month period ended March 31, 2015, the Beneficial Owners redeemed a total of 12,482 units for $927,117.  For the three month period ended March 31, 2015, the Beneficial Owners redeemed a total of 5,867 Class A units for $403,535, 46 Class B units for $3,562 and 6,569 Class C units for $520,020.  The Managing Owner did not redeem any units during the three month period ended March 31, 2015.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of March 31, 2015, the market sectors where the Trust maintained an investment having the highest exposure were: Agricultural having a net long value of $86,902, Interest Rates having a net long value of $83,957, Energy having a net long value of $13,797, Indices having a net long of $13,398, Metals having a net short value of $7,603, and Currencies having a net short value of $11,679. The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the three month period ended March 31, 2015, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended March 31, 2015 and 2014, RJO had paid or accrued to pay interest to the Trust of $325, and $0, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of March 31, 2015, Wells held approximately $360,000 of the Trust’s assets.  For the three month period ended March 31, 2015 and March 31, 2014, the assets held in this account earned $165 and $14,609 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of March 31, 2015, trading decisions for the Trust have been delegated to four independent Trading Advisors:  RCM, PGR, CIM and ROW.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended March 31, 2015

The Trust posted a gain of $117,185 or $0.84 per trading unit for Class A units, a gain of $1,358 or $1.34 for Class B units, and a gain of $20,020 or $3.05 per trading unit for Class C units for the quarter ended March 31, 2015 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2015, Class A units have lost 16.47% since their first issuance in June 1997.  Class B units have lost 35.14% since their first issuance in January 2009.

As of March 31, 2015, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (15.14%), PGR (23.47%), CIM (36.00%) and ROW (21.21%), with the remaining percentage allocated to cash.

Market action in January 2015 was dominated by central bank activity.  On January 15th, the Swiss National Bank’s surprising decision to remove its currency peg against the Euro sent shock waves through global markets, with at least two big retail FX brokerages going bust overnight.  A week later, in a dramatic change of policy, the European Central Bank (“ECB”) finally announced its own long-awaited quantitative easing program, which turned out to be much bigger-than-expected, further hurting the Euro but providing support for equity markets.  Yet another week later, this was followed by rather dovish FOMC statements indicating patience on raising rates amid weaker economic conditions in the U.S., which partly reversed the previous moves in stocks and FX.  The Greek leftist party, Syriza, winning the election in Greece further added to overall uncertainty towards month-end.  Thus, whereas the currency and, in particular, equity markets provided managers with choppy trading conditions, global bond markets continued to rally amid the gloomy mood providing managers with profitable trading conditions.  In commodity markets, with no production cuts insight and weaker global demand in general, oil continued on its downward path dropping below U.S. $50 per barrel.

February started out quite dramatic as February 3rd was the first “coordinated market sell-off” this year with longer term trends reversing forcefully across many different markets.  In commodities, oil prices soared on producers’ spending cuts announcements reversing the bearish trend which had been running since July 2014.  Easing tensions over Greece and Ukraine, as well as further central bank policy accommodation, boosted stocks but lead to sharp falls in government bonds prices.  In currencies, the bullish trend in the U.S. dollar reversed as well, but, given the relative hawkishness of the Fed, the single currency soon stabilized trading in a tight range against other majors for the rest of the month.  Whereas the sell-offs in energy and fixed income markets weighed on performance, the rebound in equities provided well-needed balancing profits.  Throughout the month, equity markets rose notably on the back of easing geopolitical tensions and because overall economic momentum remained largely intact.  While energy markets stayed choppy, European bond yields hit record lows towards month-end ahead of the imminent start of the ECB’s QE program, thus partially reducing losses seen in the first half of the month.

In March, hawkish expectations of the FOMC meeting were in the spotlight in the first half of the month. Eventually, the Fed dropped the word ‘patience’ from the FOMC statement but indicated that they would not be impatient raising interest rates.  As the projected fund rate for the year-end, and for the next year, came in much lower than what had been projected by the Fed previously, it sent the dollar lower after reaching 12-year high against its major pairs.  In commodities, oil prices had first plunged to multi-year low then reversed back sharply on U.S. dollar weakness and tensions in Yemen.  At month-end when the U.S. dollar was on the rise again, energy commodities were sliding towards previous lows.  Equities were mixed in March, in the U.S., macro data trailed expectations pushing stocks lower, whereas ECB’s bond purchases along with improving economic environment boosted equities in Europe to new all-time highs.  Dovish stance from all major central banks around the world has kept long-term interest rates low and driven yields to new all-time lows in major euro economies.

Fiscal Quarter ended March 31, 2014

The Trust posted a loss of $(1,593,513) or $(8.44) per trading unit for Class A units and a loss of $(36,798) or $(8.97) per trading unit for Class B units for the quarter ended March 31, 2014 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2014, Class A units have lost 48.90% since their first issuance in June 1997.  Class B units have lost 41.56% since their first issuance in January 2009.

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

(e)         Off-Balance Sheet Arrangements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2015.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the quarter-ended March 31, 2015 were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2015:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
January	1,434	-	6,569	$70.25	$79.35	$79.16
February	2,306	46	-	$68.29	$77.27	$-
March	2,127	-	-	$68.33	$77.44	$-

Total	5,867	46	6,569

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. *

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

 *           Filed herewith.

(1)           Incorporated by reference herein from the exhibit of the same description filed on March 27, 2015 on Form 10-K.

(2)           Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:       May 15, 2015

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer