Form 10-Q
period 2015-06-30
RJO GLOBAL TRUST
filed 2015-08-14
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	June 30,	December 31,
	2015	2014
	UNAUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$6,053,085	$8,868,386
Unrealized gain on open contracts	29,574	481,931
Total due from broker	6,082,659	9,350,317

Cash and cash equivalents on deposit with affiliate	1,506,518	512,044
Cash on deposit with bank	212,073	577,715
Interest receivable	142	85
Prepaid expenses - offering	6,553	-
Receivable from US Bank - see Note (1)	22,310	-
Cash on deposit with bank - Non-Trading	-	1,488,635

Total Assets	$7,830,255	$11,928,796

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $36,422 and $16,012, respectively)	35,071	15,976
Accrued commissions	16,056	22,388
Accrued management fees	17,895	21,207
Accrued incentive fees	11,930	126,277
Accrued operating expenses	136,641	175,834
Accrued offering expenses	-	18,660
Subscriptions received in advance	-	500,000
Redemptions payable-Trading	93,536	289,671
Accrued legal fees- Non-Trading	-	2,000
Accrued management fees to U.S. Bank-Non-Trading	-	11,407
Distribution payable - see Note (1)	22,310	258,800

Total liabilities	333,439	1,442,220

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (122,964 and 135,669 units outstanding at June 30, 2015 and December 31, 2014, respectively)	7,313,499	9,156,293
Class B (975 and 1,021 units outstanding at June 30, 2015 and December 31, 2014, respectively)	66,052	77,713
Managing owner (535 Class A units outstanding at June 30, 2015 and December 31, 2014)	31,820	36,107

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (0 and 115,497 units outstanding at June 30, 2015 and December 31, 2014, respectively)	-	61,804
Nonparticipating owners (0 and 2,157,791 units outstanding at June 30, 2015 and December 31, 2014, respectively)	-	1,154,659
Total unitholders' capital	7,411,371	10,486,576

Non-Controlling Interests	85,445	-

Total Capital	7,496,816	10,486,576

Total Liabilities and Unitholders' Capital	$7,830,255	$11,928,796

Net asset value per unit:
Trading:
Class A	$59.48	$67.49
Class B	$67.75	$76.11
LLC equity/Non-Trading	$-	$0.54

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	June 30, 2015		December 31, 2014
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	3.05%	$228,668	-0.50%	$(52,553)
Currency	-0.04%	(2,900)	0.00%	-
Energy	-0.18%	(13,307)	-0.12%	(12,759)
Indices	-0.61%	(45,808)	0.00%	(175)
Interest rates	-0.01%	(1,032)	1.59%	166,261
Metals	-0.04%	(3,220)	-0.01%	(1,425)

Forward Positions
Currency	0.07%	5,268	0.26%	27,671

Total long positions on open contracts		$167,669		$127,020

Short Positions
Futures Positions
Agriculture	-2.27%	$(170,126)	0.89%	$93,077
Currency	-0.15%	(11,567)	0.38%	39,919
Energy	0.26%	19,183	2.05%	215,346
Indices	0.15%	11,062	0.00%	-
Interest rates	-0.10%	(7,402)	0.00%	-
Metals	0.15%	11,480	0.43%	44,785

Forward Positions
Currency	0.12%	9,275	-0.36%	(38,216)

Total short positions on open contracts		$(138,095)		$354,911

Total unrealized gain on open contracts		$29,574		$481,931

Short put options on futures contracts
Agriculture(premiums received - $7,588 and $8,212, respectively)	-0.05%	$(3,688)	-0.11%	$(11,963)
Energy (premiums received - $10,240 and $0, respectively)	-0.12%	(9,140)	0.00%	-

Total short put options on futures contracts		$(12,828)		$(11,963)

Short call options on futures contracts
Agriculture(premiums received - $7,112 and $7,800, respectively)	-0.16%	$(11,913)	-0.04%	$(4,013)
Energy (premiums received - $11,482 and $0, respectively)	-0.14%	(10,330)	0.00%	-

Total short call options on futures contracts		$(22,243)		$(4,013)

Total options written on futures contracts		$(35,071)		$(15,976)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(754,013)	$128,689	$16,027	$(485,931)
Change in unrealized gain (loss) on open positions	(169,938)	51,874	(451,006)	(616,380)
Foreign currency transaction gain (loss)	19,072	4,349	(3,614)	385
Total Trading gain (loss)	(904,879)	184,912	(438,593)	(1,101,926)

Net investment income (loss):
Interest income	367	6,063	857	20,672
Realized gain (loss) on fixed income securities	-	(51,697)	-	(51,697)
Change in unrealized gain (loss) on fixed income securities	-	48,377	-	36,503
Total net investment gain (loss)	367	2,743	857	5,478

Expenses:
Commissions - Class A	90,929	141,544	193,274	279,077
Commissions - Class B	448	1,602	918	3,385
Commissions - Class C	-	-	865	-
Commissions - Non-controlling interests	661	-	661	-
Advisory fees	-	1,281	-	3,188
Management fees	58,754	72,577	123,100	151,561
Incentive fees	11,931	-	86,742	-
Investment Manager Incentive fees	-	-	2,224	-
Ongoing offering expenses	8,650	18,000	13,600	36,000
Operating expenses	84,550	126,000	162,750	234,000
Total expenses	255,923	361,004	584,134	707,211

Trading income (loss)	(1,160,435)	(173,349)	(1,021,870)	(1,803,659)

Less: Operations attributed to non-controlling interests	(14,555)	-	(14,555)	-

Trading income (loss) net of non-controlling interests	(1,145,880)	(173,349)	(1,007,315)	(1,803,659)

Non-Trading income (loss):
Interest on Non-Trading reserve	12	35	25	85
Legal and administrative fees	(219,852)	(19,425)	(301,763)	(17,111)
Management fees paid to US Bank	(407,083)	(31,195)	(451,942)	(82,945)
Non-Trading income (loss)	(626,923)	(50,585)	(753,680)	(99,971)

Net income (loss)	$(1,772,803)	$(223,934)	$(1,760,995)	$(1,903,630)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2015
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Beneficial Owners - Trading Class C
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	135,669	$9,156,293	1,021	$77,713	-	$-
Trading income (loss)	-	(1,014,949)	-	(8,099)	-	20,020
Unitholders' contributions	-	-	-	-	6,569	500,000
Unitholders' redemptions	(12,705)	(827,845)	(46)	(3,562)	(6,569)	(520,020)
Balances at June 30, 2015	122,964	$7,313,499	975	$66,052	-	$-

Unitholders' Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders' Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	535	$36,107	137,225	$9,270,113	-	$-
Trading income (loss)	-	(4,287)	-	(1,007,315)	-	(14,555)
Unitholders' contributions	-	-	6,569	500,000	-	100,000
Unitholders' redemptions	-	-	(19,320)	(1,351,427)	-	-
Balances at June 30, 2015	535	$31,820	124,474	$7,411,371	-	$85,445

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners-		Nonparticipating Owners-		Total Unitholders' Capital-
	LLC Equity/Non-Trading		LLC Equity/Non-Trading		LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	115,497	$61,804	2,157,791	$1,154,659	2,273,288	$1,216,463
Non-Trading income (loss)	-	(36,957)	-	(716,723)	-	(753,680)
Reallocation due to Redemptions	(10,980)	(3,571)	10,980	3,571	-	-
Unitholders' distribution - see Note (1)	(104,517)	(21,276)	(2,168,771)	(441,507)	(2,273,288)	(462,783)
Balances at June 30, 2015	-	$-	-	$-	-	$-

Total Unitholders Capital at June 30, 2015						$7,496,816

	Unitholders'	Unitholders'	Unitholders'	Unitholders'
	Capital	Capital	Capital	Capital
	Trading Class A	Trading Class B	Trading Class C	(LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2014	$67.49	$76.11	$-	$0.54
Net change per unit	(8.01)	(8.36)	-	(0.54)
Net asset value per unit at June 30, 2015	$59.48	$67.75	$-	$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

As of June 30, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”) and Claughton Capital, LLC (“Claughton”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2015, prior to quarter-end reallocation, RCM was managing 18.12%, PGR 12.94%, CIM 20.71%, ROW 18.17%, TWC 4.24% and Claughton 2.80% of the Trust’s assets, respectively.  Approximately 22.02% of the Trust’s assets were not allocated to any Trading Advisor.

RCM, PGR, CIM, ROW, TWC, and Claughton are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of June 30, 2015, Wells held approximately $1.5 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of June 30, 2015, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against REFCO, LTD, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from REFCO, LTD by the LLC were distributed to unitholders who were investors in the Trust at the time of the bankruptcy of REFCO, LTD and Refco, Inc.  U.S. Bank National Association (“US Bank”) was appointed as manager of the LLC.  US Bank made distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a) Any unitholder who had redeemed their entire interest in the Trust prior to distribution received cash (“Non-Participating Owners”).

(b) Any unitholder who had continued to own units in the Trust received additional units in the Trust at the then net asset value of the Trust (“Participating Owner”).

The unitholders had no rights to request redemptions from the LLC.

The LLC compensated US Bank, as manager, the following: (1) an initial acceptance fee of $120,000, (2) an annual fee of $25,000, (3) a distribution fee of $25,000 per distribution, (4) out-of-pocket expenses, and (5) an hourly fee for all personnel at the then expected hourly rate (initially $350 per hour).

Effective as of June 15, 2015 (the “Termination Date”), the LLC was dissolved by US Bank.  US Bank effected the dissolution based upon their belief that substantially all of the LLC’s claims had been liquidated and the related proceeds had been distributed to the unitholders, and that the LLC was not likely to receive further significant recoveries related to such claims.  Accordingly, the LLC has ceased to carry on its business as of the Termination Date except insofar as may be necessary for the winding up of its business.  As of the Termination Date, the LLC has taken full account of its assets and liabilities, and has made payment or has otherwise provided for all of its remaining debts and liabilities.  US Bank has established a contingency reserve with all remaining funds from the LLC in its possession in the approximate amount of $475,000 to pay for any future wind up expenses of, or other claims made against, the LLC on or prior to June 15, 2017 (the “Reserve Termination Date”).  To the extent no claims or obligations of the LLC remain outstanding as of the Reserve Termination Date (as determined in US Bank’s reasonable discretion), US Bank will distribute the then remaining funds to the unitholders, provided, however, if the amount of remaining funds available for distribution does not significantly exceed the cost of making such distribution, US Bank reserves the right to donate the remaining amounts to a nationally recognized charity.

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $22,310 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries: the LLC through the Termination Date (see Note (1) above), the OASIS Centurion Investment Mgmt Series, OASIS Turing Wheel Capital Series, and OASIS Claughton Capital Series.  The consolidated financial statements also include the controlling and majority equity interest in the OASIS Revolution Capital Management Series, OASIS PGR Capital Series and ROW Asset Mgmt. Series.  Interests in such series of RJ OASIS not wholly-owned by the Trust are shown as non-controlling interests.  All material intercompany transactions have been eliminated upon consolidation.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of June 30, 2015, Wells held approximately $1.5 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(g)         Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at REFCO, LTD at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from REFCO, LTD were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from REFCO, LTD exceeded the book value of the impaired assets held at REFCO, LTD, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statements of operations.  As part of the winding down of the LLC, US Bank, as Manager of the LLC, has taken into full account the LLC’s liabilities and assets, and has made payment and otherwise provided for all remaining LLC’s debts and liabilities.  See Note (6) for further details.

(h)         Recent Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Trust’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  The Trust has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Pursuant to the Trust Agreement, the Trust pays the Managing Owner a fee of 0.50% of the Trust’s month-end net assets on an annual basis.

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

Net trading results from derivatives for the six month periods ended June 30, 2015 and 2014, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

See Note (11) for further details on Derivative Instruments and Hedging Activities.

(6)         Assets Held at Refco Capital Markets, Ltd.

Effective October 31, 2005, $57,544,206 of equity and 2,273,288 in substitute units, which represented the assets held at REFCO, LTD plus $1,000,000 in cash, were transferred to a Non-Trading account, as explained in Note 2(g).  On December 31, 2005 the $56,544,206 of assets held at REFCO, LTD were reduced by $39,580,944 for impairment to $16,963,262, or 30% of the original value of the assets.  See Note (1) for discussion of the termination of LLC.  The table below summarizes all recoveries from REFCO, LTD and distributions to redeemed and continuing unitholders prior to the Termination Date.

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

See Item I: Note (1) for additional information on dissolution of the non-trading entity, JWH Special Circumstance, LLC.

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

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2015 and December 31, 2014, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$244,945	$-	$-	$244,945
Forwards currency positions	-	27,547	-	27,547
	244,945	27,547	-	272,492
Liabilities
Unrealized gain on open contracts:
Futures positions	(229,914)	-	-	(229,914)
Forwards currency positions	-	(13,004)	-	(13,004)
Options written on futures contracts	(35,071)	-	-	(35,071)
	(264,985)	(13,004)	-	(277,989)

Total fair value	$(20,040)	$14,543	$-	$(5,497)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$605,977	$-	$-	$605,977
Forwards currency positions	-	18,225	-	18,225
	605,977	18,225	-	624,202
Liabilities
Unrealized gain on open contracts:
Futures positions	(113,500)	-	-	(113,500)
Forwards currency positions	-	(28,771)	-	(28,771)
Options written on futures contracts	(15,976)	-	-	(15,976)
	(129,476)	(28,771)	-	(158,247)

Total fair value	$476,501	$(10,546)	$-	$465,955

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

(2)  As of June 30, 2015, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and six month periods ended June 30, 2015, and 2014, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  As of June 30, 2015, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class C		Class A		Class B		Class C
	Three months ended		Three months ended		Three months ended		Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Per share operating performance:
Net asset value of Trading units, beginning of period	$68.33	$62.81	$77.45	$69.77	$-	$-	$67.49	$71.25	$76.11	$78.74	$-	$-
Total Trading income (loss):
Trading gain (loss)	(6.87)	1.11	(7.80)	1.24	-	-	(3.68)	(5.53)	(4.23)	(6.11)	-	-
Investment income	0.00	0.02	-	0.02	-	-	0.01	0.03	0.01	0.03	-	-
Expenses	(1.98)	(2.02)	(1.90)	(1.90)	-	-	(4.34)	(3.83)	(4.14)	(3.53)	-	-
Trading income (loss)	(8.85)	(0.89)	(9.70)	(0.64)	-	-	(8.01)	(9.33)	(8.36)	(9.61)	-	-
Net asset value of Trading units, end of period	$59.48	$61.92	$67.75	$69.13	$-	$-	$59.48	$61.92	$67.75	$69.13	$-	$-

Total return:
Total return before incentive fees	(12.82%)	(1.41%)	(12.37%)	(0.92%)	-	-	(10.91%)	(13.09%)	(10.04%)	(12.21%)	-	-
Less incentive fee allocations	(0.14%)	0.00%	(0.15%)	0.00%	-	-	(0.96%)	0.00%	(0.94%)	0.00%	-	-
Total return	(12.96%)	(1.41%)	(12.52%)	(0.92%)	-	-	(11.87%)	(13.09%)	(10.98%)	(12.21%)	-	-

Ratios to average net assets:
Trading income (loss)	(14.22%)	(1.60%)	(13.51%)	(1.14%)	-	-	(11.96%)	(15.29%)	(11.03%)	(16.28%)	-	-
Expenses:
Expenses, less incentive fees	(3.01%)	(3.33%)	(2.50%)	(2.80%)	-	-	(5.72%)	(6.02%)	(4.64%)	(5.01%)	-	-
Incentive fees	(0.14%)	0.00%	(0.15%)	0.00%	-	-	(0.96%)	0.00%	(0.94%)	0.00%	-	-
Total expenses	(3.15%)	(3.33%)	(2.65%)	(2.80%)	-	-	(6.68%)	(6.02%)	(5.58%)	(5.01%)	-	-

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended June 30, 2015 and 2014, respectively.  The amounts are not annualized.

(10)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  The total amount waived as of July 31, 2014, was $3,483.  As of June 30, 2015, the Trust’s deposits held by RJOIM consisted of cash of $1.5 million.  Advisory fees earned by RJOIM aggregated $0, and $0, for the three and six months ended June 30, 2015, respectively.

(11)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$204,347	$(161,406)	$42,941
Currency	29,627	(29,551)	76
Energy	18,537	(32,131)	(13,594)
Indices	7,351	(42,097)	(34,746)
Interest Rates	3,618	(12,052)	(8,434)
Metals	9,010	(750)	8,260
	$272,490	$(277,987)	$(5,497)

As of December 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$119,669	$(95,121)	$24,548
Currency	60,876	(31,502)	29,374
Energy	218,011	(15,424)	202,587
Indices	12,875	(13,050)	(175)
Interest Rates	168,536	(2,275)	166,261
Metals	44,235	(875)	43,360
	$624,202	$(158,247)	$465,955

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014, respectively.

Trading gain (loss) for the following periods:

	Six Months Ended June 30,
Type of Futures Contracts	2015	2014
Agriculture	$(18,170)	$21,979
Currency	(298,355)	47,491
Energy	(54,835)	(253,590)
Indices	(19,455)	(606,093)
Interest Rates	107,464	17,449
Metals	(155,242)	(329,162)
	$(438,593)	$(1,101,926)

	Three Months Ended June 30,
Type of Futures Contracts	2015	2014
Agriculture	$(45,178)	$85,934
Currency	(276,525)	21,774
Energy	(54,979)	(93,929)
Indices	(258,412)	62,045
Interest Rates	(245,948)	250,587
Metals	(23,837)	(141,499)
	$(904,879)	$184,912

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of June 30, 2015 and December 31, 2014, respectively:

Offsetting of Derivative Assets

	As of June 30, 2015			As of December 31, 2014
	Gross	Gross Amounts	Net Amounts of Assets	Gross	Gross Amounts	Net Amounts of Assets
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Assets	Financial Condition	Financial Condition	Assets	Financial Condition	Financial Condition

Futures and forward contracts	$272,492	$(242,918)	$29,574	$624,202	$(142,271)	$481,931

	$272,492	$(242,918)	$29,574	$624,202	$(142,271)	$481,931

	Derivative Assets and Collateral Held by Counterparty

	As of June 30, 2015				As of December 31, 2014
	Net Amount of				Net Amount of
	Assets in the	Gross Amounts Not Offset in the			Assets in the	Gross Amounts Not Offset in the
Individual Trading Companies	Statement of	Statement of Financial Condition			Statement of	Statement of Financial Condition
(with derivative assets and	Financial	Financial	Cash Collateral	Net	Financial	Financial	Cash Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS RCM, LLC	$3,743	$-	$-	$3,743	$-	$-	$-	$-
OASIS PGR, LLC	(58,178)	-	-	(58,178)	297,570	-	-	297,570
OASIS CIM, LLC	1,407	-	-	1,407	-	-	-	-
OASIS ROW, LLC	49,933	-	-	49,933	184,361	-	-	184,361
OASIS TWC, LLC	(1,911)	-	-	(1,911)	-	-	-	-
OASIS Claughton, LLC	34,580	-	-	34,580	-	-	-	-

	$29,574	$-	$-	$29,574	$481,931	$-	$-	$481,931

	As of June 30, 2015			As of December 31, 2014
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Liabilities	Gross	Gross Amounts	Liabilities
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Liabilities	Financial Condition	Financial Condition	Liabilities	Financial Condition	Financial Condition

Futures and forward contracts	$242,918	$(242,918)	$-	$142,271	$(142,271)	$-
Options written on
futures contracts	35,071	-	35,071	15,976	-	15,976

	$277,989	$(242,918)	$35,071	$158,247	$(142,271)	$15,976

Derivative Liabilities and Collateral Pledged by Counterparty

	As of June 30, 2015				As of December 31, 2014
	Net Amount of				Net Amount of
	Liabilities in	Gross Amounts Not Offset in the			Liabilities in	Gross Amounts Not Offset in the
Individual Trading Companies	the Statement	Statement of Financial Condition			the Statement	Statement of Financial Condition
(with derivative liabilities and	of Financial	Financial	Cash Deposits	Net	of Financial	Financial	Cash Deposits	Net
collateral held by RJO)	Condition	Instruments	Held by Broker	Amount	Condition	Instruments	Held by Broker	Amount

OASIS RCM, LLC	$-	$-	$-	$-	$-	$-	$-	$-
OASIS PGR, LLC	-	-	-	-	-	-	-	-
OASIS CIM, LLC	-	-	-	-	-	-	-	-
OASIS ROW, LLC	35,071	(35,071)	-	-	15,976	(15,976)	-	-
OASIS TWC, LLC	-	-	-	-	-	-	-	-
OASIS Claughton, LLC	-	-	-	-	-	-	-	-

	$35,071	$(35,071)	$-	$-	$15,976	$(15,976)	$-	$-

(13)       Subsequent Events

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

As of June 30, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”) and Claughton Capital, LLC (“Claughton”),  pursuant to advisory agreements executed between the Managing Owner, the Investment Manager, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2015, prior to quarter-end reallocation, RCM was managing 18.12%, PGR 12.94%, CIM 20.71%, ROW 18.17%, TWC 4.24% and Claughton 2.80% of the Trust’s assets, respectively.  Approximately 22.02% of the Trust’s assets were not allocated to any Trading Advisor.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a limited liability company, was established to pursue additional claims against REFCO, LTD, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from REFCO, LTD by the LLC were distributed to unitholders who were investors in the Trust at the time of the bankruptcy of REFCO, LTD and Refco, Inc.  U.S. Bank National Association (“US Bank”) was appointed as manager of the LLC.  US Bank made distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

(a) Any unitholder who had redeemed their entire interest in the Trust prior to distribution received cash.

(b) Any unitholder who had continued to own units in the Trust received additional units in the Trust at the then net asset value of the Trust.

The unitholders had no rights to request redemptions from the LLC.

The LLC compensated US Bank, as manager, the following: (1) an initial acceptance fee of $120,000, (2) an annual fee of $25,000, (3) a distribution fee of $25,000 per distribution, (4) out-of-pocket expenses, and (5) an hourly fee for all personnel at the then expected hourly rate (initially $350 per hour).

Effective as of June 15, 2015 (the “Termination Date”), the LLC was dissolved by US Bank.  US Bank effected the dissolution based upon their belief that substantially all of the LLC’s claims had been liquidated and the related proceeds had been distributed to the unitholders, and that the LLC was not likely to receive further significant recoveries related to such claims.  Accordingly, the LLC has ceased to carry on its business as of the Termination Date except insofar as may be necessary for the winding up of its business.  As of the Termination Date, the LLC has taken full account of its assets and liabilities, and has made payment or has otherwise provided for all of its remaining debts and liabilities.  US Bank has established a contingency reserve with all remaining funds from the LLC in its possession in the approximate amount of $475,000 to pay for any future wind up expenses of, or other claims made against, the LLC on or prior to June 15, 2017 (the “Reserve Termination Date”).  To the extent no claims or obligations of the LLC remain outstanding as of the Reserve Termination Date (as determined in US Bank’s reasonable discretion), US Bank will distribute the then remaining funds to the unitholders, provided, however, if the amount of remaining funds available for distribution does not significantly exceed the cost of making such distribution, US Bank reserves the right to donate the remaining amounts to a nationally recognized charity.

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $22,310 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

See Item 1: Note (6) for further detail regarding collection and distribution activity related to the assets held at REFCO.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the six month period ended June 30, 2015, no Class A, and no Class B, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  For the six month period ended June 30, 2015, 6,569 units of Class C units for $500,000, were purchased by Beneficial Owners.  The Managing Owner did not purchase any units during this time.  For the six month period ended June 30, 2015, the Beneficial Owners redeemed a total of 19,320 units for $1,351,427.  For the six month period ended June 30, 2015, the Beneficial Owners redeemed a total of 12,705 Class A units for $827,845 and 46 Class B units for $3,562 and 6,569 Class C units for $520,020.  The Managing Owner did not redeem any units during the six month period ended June 30, 2015.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of June 30, 2015, the market sectors where the Trust maintained an investment having the highest exposure were: Agricultural having a net long value of $42,941, Metals having a net long value of $8,260, Currencies having a net long value of $76, Interest Rates having a net short value of $8,434, Energy having a net short value of $13,594, and Indices having a short long of $34,746.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the six month period ended June 30, 2015, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended June 30, 2015 and 2014, RJO had paid or accrued to pay interest to the Trust of $129, and $1,120, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of June 30, 2015, Wells held approximately $1.5 million of the Trust’s assets.  For the three month period ended June 30, 2015 and June 30, 2014, the assets held in this account earned $238 and $4,943 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of June 30, 2015, trading decisions for the Trust have been delegated to six independent Trading Advisors:  RCM, PGR, CIM, ROW, TWC and Claughton.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended June 30, 2015

The Trust posted a loss of $(1,136,424) or $(8.85) per trading unit for Class A units and a loss of $(9,456) or $(9.70) for Class B units.  There were no Class C units held during the quarter ended June 30, 2015 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of June 30, 2015, Class A units have lost 27.29% since their first issuance in June 1997.  Class B units have lost 43.25% since their first issuance in January 2009.

As of June 30, 2014, the Trust’s assets were allocated to the following Trading Advisors as follows:   RCM (18.12%), PGR (12.94%), CIM (20.71%), ROW (18.17%), TWC (4.24%) and Claughton (2.80%), with the remaining percentage allocated to cash.

In April, the rally in the US dollar, which had started in 2nd half of 2014, halted and reversed course as expectations of tighter policy by the Federal Reserve had faded amid a series of weaker-than-expected statistics casting doubt over the apparent strength of the US economy.  Even though, the Fed said current US economic weakness reflected only “transitory factors” the first rate hike now seems to be postponed until after the summer.  The reversal in the dollar was mirrored by the action in fixed income markets, where bond yields jumped towards month-end on signs of progress in Greek debt negotiations and as German consumer prices held above zero for a second successive month igniting premature talk of tapering the ECB’s monthly bond purchases.  Most equity markets were up on the month but provided a volatile trading environment as market participants digested increasing and fading Greek debt default worries, new stock market regulations in China, recent US activity data weakness and the Fed’s changing attitude coupled with anxiety about upcoming earnings reports.  In commodity markets, crude oil prices posted the strongest monthly gain since 2009 as US production showed signs of slowing and as traders worried over potential supply disruptions in the Middle East.

May was characterized by choppy market conditions as trendiness grinded to a halt.  The sell-off, which had started in April, continued well into the first half of May before partially reversing course during the second half.  In currencies, the US dollar strengthened again – especially against the euro – as the ECB signaled a higher pace of its upcoming bond-purchasing program and despite the last FOMC minutes making a June rate hike rather unlikely.  The apparent postponement of the Federal Reserve’s first rate hike until after the summer provided a stimulus for global equities although the Fed’s announced “data dependency” of its monetary policy going forward, mixed messages on the state of the ongoing Greek debt negotiations, and Chinese “bubble” fears significantly added to uncertainty.  In fixed income, after last month’s major sell-off, bond prices remained wobbly and did not return to their long-term bullish trend as forecast-beating inflation figures were balanced by weaker-than-expected economic data.  In commodities, the resurgent dollar helped drive prices down, especially in precious metals, whereas crude remained unchanged on a month-to-month basis despite a volatile trading session.

In June, market volatility stayed elevated.  In early June, the sell-off in bonds continued as a robust US jobs report reassured market participants that the Federal Reserve would start raising rates later this year.  In currencies, however, renewed US dollar strength was short-lived.  The greenback retreated against most of its major counterparts following a more dovish FOMC statement at mid-month.  In equities, the Fed and Greece vied for investors’ attention, which created a see-saw market environment.  However, at the end of June, Athens’ call for a public referendum on the terms of its creditors’ final bailout offer pulled the rug from under global stock markets as the country is now edging ever closer to exiting the Eurozone in an unorderly fashion.  In commodities, corn and soybean markets surged towards month-end after a pair of government reports suggested a tighter supply situation going forward.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2015.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the quarter-ended June 30, 2015 were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2015:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
April	3,718	-	-	$63.36	$71.93	$-
May	1,548	-	-	$61.50	$69.94	$-
June	1,572	-	-	$59.48	$67.75	$-

Total	6,838	-	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

10.02	Advisory Agreement, made as of March 31, 2015, by and among OASIS TWC. LLC, R. J. O’Brien Fund Management, LLC and Turning Wheel Capital, Inc. *

10.03	Advisory Agreement, made as of April 1, 2015, by and among OASIS Claughton, LLC, R. J. O’Brien Fund Management, LLC and Claughton Capital, LLC. *

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

 *           Filed herewith.

(1)           Incorporated by reference herein from the exhibit of the same description filed on March 27, 2015 on Form 10-K.

(2)           Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

(3)           Incorporated by reference herein from the exhibit of the same description filed on May 15, 2015 on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:     August 14, 2015

By:        R.J. O’Brien Fund Management, LLC
Managing Owner

By:        /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer