Form 10-Q
period 2015-09-30
RJO GLOBAL TRUST
filed 2015-11-13
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	September 30,	December 31,
	2015	2014
	UNAUDITED	AUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$5,666,798	$8,868,386
Unrealized gain on open contracts	79,197	481,931
Total due from broker	5,745,995	9,350,317

Cash and cash equivalents on deposit with affiliate	1,405,364	512,044
Cash on deposit with bank	73,121	577,715
Interest receivable	178	85
Prepaid expenses - offering	5,873	-
Receivable from US Bank - see Note (1)	21,358	-
Cash on deposit with bank - Non-Trading	-	1,488,635

Total Assets	$7,251,889	$11,928,796

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $26,922 and $16,012, respectively)	26,350	15,976
Accrued commissions	14,505	22,388
Accrued management fees	16,058	21,207
Accrued incentive fees	-	126,277
Accrued operating expenses	187,547	175,834
Accrued offering expenses	-	18,660
Subscriptions received in advance	-	500,000
Redemptions payable-Trading	80,381	289,671
Accrued legal fees- Non-Trading	-	2,000
Accrued management fees to U.S. Bank-Non-Trading	-	11,407
Distribution payable-Non-Trading - see Note (1)	21,358	258,800

Total liabilities	346,199	1,442,220

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (117,388 and 135,669 units outstanding at September 30, 2015 and December 31, 2014, respectively)	6,726,861	9,156,293
Class B (955 and 1,021 units outstanding at September 30, 2015 and December 31, 2014, respectively)	62,652	77,713
Managing owner (535 Class A units outstanding at September 30, 2015 and December 31, 2014, respectively)	30,658	36,107

Unitholders' capital (LLC equity/Non-Trading):
Participating owners (0 and 115,497 units outstanding at September 30, 2015 and December 31, 2014, respectively)	-	61,804
Nonparticipating owners (0 and 2,157,791 units outstanding at September 30, 2015 and December 31, 2014, respectively)	-	1,154,659
Total unitholders' capital	6,820,171	10,486,576

Non-Controlling Interests	85,519	-

Total Capital	6,905,690	10,486,576

Total Liabilities and Unitholders' Capital	$7,251,889	$11,928,796

Net asset value per unit:
Trading:
Class A	$57.30	$67.49
Class B	$65.60	$76.11
LLC equity/Non-Trading	$-	$0.54

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	September 30, 2015		December 31, 2014
	Percentage of Net Assets	Fair value	Percentage of Net Assets	Fair value
	UNAUDITED		AUDITED
Long Positions
Futures Positions
Agriculture	-0.05%	$(3,594)	-0.50%	$(52,553)
Currency	-0.01%	(350)	0.00%	-
Energy	-0.17%	(11,742)	-0.12%	(12,759)
Indices	0.00%	107	0.00%	(175)
Interest Rate	0.54%	37,568	1.59%	166,261
Metals	0.00%	(128)	-0.01%	(1,425)

Forward Positions
Currency	0.12%	7,954	0.26%	27,671

Total long positions on open contracts		$29,815		$127,020

Short Positions
Futures Positions
Agriculture	-0.43%	$(29,371)	0.89%	$93,077
Currency	0.09%	6,267	0.38%	39,919
Energy	0.78%	53,946	2.05%	215,346
Indices	0.45%	31,067	0.00%	-
Interest rates	-0.03%	(1,908)	0.00%	-
Metals	-0.05%	(3,325)	0.43%	44,785

Forward Positions
Currency	-0.11%	(7,294)	-0.36%	(38,216)

Total short positions on open contracts		$49,382		$354,911

Total unrealized gain on open contracts		$79,197		$481,931

Short put options on futures contract
Agriculture (premiums received - $7,773 and $8,212, respectively)	-0.07%	$(4,519)	-0.11%	$(11,963)
Indices (premiums received - $6,150 and $0, respectively)	-0.15%	(10,085)	0.00%	-

Total short put options on futures contracts		$(14,604)		$(11,963)

Short call options on futures contracts
Agriculture (premiums received - $8,024 and $7,800, respectively)	-0.15%	$(10,106)	-0.04%	$(4,013)
Indices (premiums received - $4,975 and $0, respectively)	-0.02%	(1,640)	0.00%	-

Total short call options on futures contracts		$(11,746)		$(4,013)

Total options written on futures contracts		$(26,350)		$(15,976)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(77,130)	$508,439	$(61,103)	$22,508
Change in unrealized gain (loss) on open positions	48,844	190,860	(402,162)	(425,520)
Foreign currency transaction gain (loss)	(10,292)	(48,649)	(13,905)	(48,264)
Total trading gain (loss)	(38,578)	650,650	(477,170)	(451,276)

Net investment income (loss):
Interest income	715	749	1,572	21,422
Realized gain (loss) on fixed income securities	-	-	-	(51,697)
Change in unrealized gain (loss) on fixed income securities	-	-	-	36,503
Total net investment income (loss)	715	749	1,572	6,228

Expenses:
Commissions - Class A	70,320	145,813	263,595	424,890
Commissions - Class B	320	1,587	1,238	4,972
Commissions - Class C	-	-	865	-
Commissions - Non-controlling interests	623	-	1,284	-
Advisory fees	-	(3,188)	-	-
Management fees	49,447	68,912	172,547	220,473
Incentive fees	-	85,126	86,742	85,126
Investment Manager incentive fees	-	-	2,224	-
Ongoing offering expenses	10,800	19,500	24,400	55,500
Operating expenses	96,450	150,725	259,199	384,725
Total expenses	227,960	468,475	812,094	1,175,686

Trading income (loss)	(265,823)	182,924	(1,287,692)	(1,620,734)

Less: Operations attributed to non-controlling interests	74	-	(14,481)	-

Trading income (loss) net of non-controlling interests	(265,897)	182,924	(1,273,211)	(1,620,734)

Non-Trading income (loss):
Interest on Non-Trading reserve	-	107	25	192
Legal and administrative fees	-	(39,217)	(301,763)	(122,161)
Management fees paid to US Bank	-	(1,270)	(451,942)	(18,382)
Non-Trading income (loss)	-	(40,380)	(753,680)	(140,351)

Net income (loss)	$(265,897)	$142,544	$(2,026,891)	$(1,761,085)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2015
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Beneficial Owners - Trading Class C
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	135,669	$9,156,293	1,021	$77,713	-	$-
Trading income (loss)	-	(1,277,568)	-	(10,214)	-	20,020
Unitholders' contributions	-	-	-	-	6,569	500,000
Unitholders' redemptions	(18,281)	(1,151,864)	(66)	(4,847)	(6,569)	(520,020)
Balances at September 30, 2015	117,388	$6,726,861	955	$62,652	-	$-

Unitholders' Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders' Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	535	$36,107	137,225	$9,270,113	-	$-
Trading income (loss)	-	(5,449)	-	(1,273,211)	-	(14,481)
Unitholders' contributions	-	-	6,569	500,000	-	100,000
Unitholders' redemptions	-	-	(24,916)	(1,676,731)	-	-
Balances at September 30, 2015	535	$30,658	118,878	$6,820,171	-	$85,519

Unitholders' Capital (LLC Equity/Non-Trading)	Participating Owners- LLC Equity/Non-Trading		Nonparticipating Owners- LLC Equity/Non-Trading		Total Unitholders' Capital- LLC Equity/Non-Trading
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2014	115,497	$61,804	2,157,791	$1,154,659	2,273,288	$1,216,463
Non-Trading income (loss)	-	(36,957)	-	(716,723)	-	(753,680)
Reallocation due to Redemptions	(15,654)	(4,523)	15,654	4,523	-	-
Unitholders' distribution - see Note (1)	(99,843)	(20,324)	(2,173,445)	(442,459)	(2,273,288)	(462,783)
Balances at September 30, 2015	-	$-	-	$-	-	$-

Total Unitholders Capital at September 30, 2015						$6,905,690

	Unitholders' Capital Trading Class A	Unitholders' Capital Trading Class B	Unitholders' Capital Trading Class C	Unitholders' Capital (LLC Equity/Non-Trading)
Net asset value per unit at December 31, 2014	$67.49	$76.11	$-	$0.54
Net change per unit	(10.19)	(10.51)	-	(0.54)
Net asset value per unit at September 30, 2015	$57.30	$65.60	$-	$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

As of September 30, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”) and Claughton Capital, LLC (“Claughton”),  pursuant to advisory agreements executed between the Managing Owner, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2015, prior to quarter-end reallocation, RCM was managing 16.43%, PGR 18.35%, CIM 22.56%, ROW 14.62%, TWC 4.04% and Claughton 3.52% of the Trust’s assets, respectively.  Approximately 20.48% of the Trust’s assets were not allocated to any Trading Advisor.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of September 30, 2015, Wells held approximately $1.4 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of September 30, 2015, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $21,358 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries: the LLC through the Termination Date (see Note (1) above), the OASIS Centurion Investment Mgmt Series, OASIS Turing Wheel Capital Series, and OASIS Claughton Capital Series.  The consolidated financial statements also include the controlling and majority equity interest in the OASIS Revolution Capital Mgmt Series, OASIS PGR Capital Series and OASIS ROW Asset Mgmt Series.  Interests in such series of RJ OASIS not wholly-owned by the Trust are shown as non-controlling interests.  All material intercompany transactions have been eliminated upon consolidation.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of September 30, 2015, Wells held approximately $1.4 million of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Pursuant to the Trust Agreement, the Trust pays the Managing Owner a fee of 0.50% of the Trust’s month-end net assets on an annual basis.  The Managing Owner fee is not paid on the LLC’s net assets.

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

Net trading results from derivatives for the three and nine month periods ended September 30, 2015 and 2014, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2015 and December 31, 2014, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$187,037	$-	$-	$187,037
Forwards currency positions	-	9,594	-	9,594
	187,037	9,594	-	196,631
Liabilities
Unrealized gain on open contracts:
Futures positions	(108,500)	-	-	(108,500)
Forwards currency positions	-	(8,934)	-	(8,934)
Options written on futures contracts	(26,350)	-	-	(26,350)
	(134,850)	(8,934)	-	(143,784)

Total fair value	$52,187	$660	$-	$52,847

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$605,977	$-	$-	$605,977
Forwards currency positions	-	18,225	-	18,225
	605,977	18,225	-	624,202
Liabilities
Unrealized gain on open contracts:
Futures positions	(113,500)	-	-	(113,500)
Forwards currency positions	-	(28,771)	-	(28,771)
Options written on futures contracts	(15,976)	-	-	(15,976)
	(129,476)	(28,771)	-	(158,247)

Total fair value	$476,501	$(10,546)	$-	$465,955

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

(2)  As of September 30, 2015, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(9)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and nine month periods ended September 30, 2015, and 2014, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  As of September 30, 2015, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class C		Class A		Class B		Class C
	Three months ended		Three months ended		Three months ended		Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Per share operating performance:
Net asset value of Trading units, beginning of period	$59.48	$61.92	$67.75	$69.13	$-	$-	$67.49	$71.25	$76.11	$78.74	$-	$-
Total Trading income (loss):
Trading gain (loss)	(0.33)	4.10	(0.37)	4.60	-	-	(4.01)	(1.44)	(4.60)	(1.51)	-	-
Investment income	-	-	-	-	-	-	0.01	0.03	0.01	0.04	-	-
Expenses	(1.85)	(2.86)	(1.78)	(2.86)	-	-	(6.19)	(6.68)	(5.92)	(6.40)	-	-
Trading income (loss)	(2.18)	1.24	(2.15)	1.74	-	-	(10.19)	(8.09)	(10.51)	(7.87)	-	-
Net asset value of Trading units, end of period	$57.30	$63.16	$65.60	$70.87	$-	$-	$57.30	$63.16	$65.60	$70.87	$-	$-

Total return:
Total return before incentive fees	(3.65%)	2.86%	(3.17%)	3.22%	-	-	(14.07%)	(10.58%)	(12.82%)	(9.48%)	-	-
Less incentive fee allocations	0.00%	(0.86%)	0.00%	(0.70%)	-	-	(1.02%)	(0.77%)	(0.98%)	(0.52%)	-	-
Total return	(3.65%)	2.00%	(3.17%)	2.52%	-	-	(15.09%)	(11.35%)	(13.80%)	(10.00%)	-	-

Ratios to average net assets:
Trading income (loss)	(3.76%)	1.86%	(3.29%)	1.54%	-	-	(15.96%)	(14.49%)	(14.49%)	(17.47%)	-	-
Expenses:
Expenses, less incentive fees	(3.20%)	(3.88%)	(2.69%)	(3.55%)	-	-	(8.86%)	(9.81%)	(7.29%)	(8.32%)	-	-
Incentive fees	0.00%	(0.86%)	0.00%	(0.70%)	-	-	(1.02%)	(0.77%)	(0.98%)	(0.52%)	-	-
Total expenses	(3.20%)	(4.74%)	(2.69%)	(4.25%)	-	-	(9.88%)	(10.58%)	(8.27%)	(8.84%)	-	-

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended September 30, 2015 and 2014, respectively.  The amounts are not annualized.

(10)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  The total amount waived as of July 31, 2014, was $3,483.  As of September 30, 2015, the Trust’s deposits held by RJOIM consisted of cash of $1.4 million.  Since August 1, 2014, RJOIM continues to wiave its advisory fee.

(11)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$30,342	$(77,932)	$(47,590)
Currency	17,834	(11,257)	6,577
Energy	61,700	(19,496)	42,204
Indices	33,656	(14,207)	19,449
Interest Rates	44,524	(8,864)	35,660
Metals	8,575	(12,028)	(3,453)
	$196,631	$(143,784)	$52,847

As of December 31, 2014
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$119,669	$(95,121)	$24,548
Currency	60,876	(31,502)	29,374
Energy	218,011	(15,424)	202,587
Indices	12,875	(13,050)	(175)
Interest Rates	168,536	(2,275)	166,261
Metals	44,235	(875)	43,360
	$624,202	$(158,247)	$465,955

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts in the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014, respectively.

Trading gain (loss) for the following periods:

	Nine Months Ended September 30,
Type of Futures Contracts	2015	2014
Agriculture	$(109,355)	$355,800
Currency	(443,817)	290,288
Energy	149,498	(702,474)
Indices	(112,781)	(425,168)
Interest Rates	204,790	128,532
Metals	(165,505)	(98,254)
	$(477,170)	$(451,276)

	Three Months Ended September 30,
Type of Futures Contracts	2015	2014
Agriculture	$(91,186)	$333,821
Currency	(145,463)	242,765
Energy	204,334	(448,884)
Indices	(93,326)	180,925
Interest Rates	97,326	111,083
Metals	(10,263)	230,940
	$(38,578)	$650,650

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of September 30, 2015 and December 31, 2014, respectively:

	Offsetting of Derivative Assets

	As of September 30, 2015			As of December 31, 2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures and forward contracts	$196,631	$(117,434)	$79,197	$624,202	$(142,271)	$481,931

	$196,631	$(117,434)	$79,197	$624,202	$(142,271)	$481,931

	Derivative Assets and Collateral Held by Counterparty

	As of September 30, 2015				As of December 31, 2014
	Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and	Statement of Financial	Financial	Cash Collateral	Net	Statement of Financial	Financial	Cash Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS RCM, LLC	$2,615	$-	$-	$2,615	$-	$-	$-	$-
OASIS PGR, LLC	36,667	-	-	36,667	297,571	-	-	297,571
OASIS CIM, LLC	651	-	-	651	-	-	-	-
OASIS ROW, LLC	(6,470)	-	-	(6,470)	184,361	-	-	184,361
OASIS TWC, LLC	-	-	-	-	-	-	-	-
OASIS Claughton, LLC	45,734	-	-	45,734	-	-	-	-

	$79,197	$-	$-	$79,197	$481,932	$-	$-	$481,932

	Offsetting of Derivative Liabilities

	As of September 30, 2015			As of December 31, 2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures and forward contracts	$117,434	$(117,434)	$-	$142,271	$(142,271)	$-
Options written on
futures contracts	26,350	-	26,350	15,976	-	15,976

	$143,784	$(117,434)	$26,350	$158,247	$(142,271)	$15,976

Derivative Liabilities and Collateral Pledged by Counterparty

	As of September 30, 2015				As of December 31, 2014
	Net Amount of Liabilities in	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Liabilities in	Gross Amounts Not Offset in the Statement of Financial Condition
Individual Trading Companies (with derivative liabilities and	the Statement of Financial	Financial	Cash Deposits Held by	Net	the Statement of Financial	Financial	Cash Deposits Held by	Net
collateral held by RJO)	Condition	Instruments	Broker	Amount	Condition	Instruments	Broker	Amount

OASIS RCM, LLC	$-	$-	$-	$-	$-	$-	$-	$-
OASIS PGR, LLC	-	-	-	-	-	-	-	-
OASIS CIM, LLC	-	-	-	-	-	-	-	-
OASIS ROW, LLC	26,350	(26,350)	-	-	15,975	(15,975)	-	-
OASIS TWC, LLC	-	-	-	-	-	-	-	-
OASIS Claughton, LLC	-	-	-	-	-	-	-	-

	$26,350	$(26,350)	$-	$-	$15,975	$(15,975)	$-	$-

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

As of September 30, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”) and Claughton Capital, LLC (“Claughton”),  pursuant to advisory agreements executed between the Managing Owner, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2015, prior to quarter-end reallocation, RCM was managing 16.43%, PGR 18.35%, CIM 22.56%, ROW 14.62%, TWC 4.04% and Claughton 3.52% of the Trust’s assets, respectively.  Approximately 20.48% of the Trust’s assets were not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $21,358 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

See Item 1: Note (6) for further detail regarding collection and distribution activity related to the assets held at REFCO.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the nine month period ended September 30, 2015, no Class A, and no Class B, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  For the nine month period ended September 30, 2015, 6,569 units of Class C units for $500,000, were purchased by Beneficial Owners.  The Managing Owner did not purchase any units during this time.  For the nine month period ended September 30, 2015, the Beneficial Owners redeemed a total of 24,916 units for $1,676,731.  For the nine month period ended September 30, 2015, the Beneficial Owners redeemed a total of 18,281 Class A units for $1,151,864 and 66 Class B units for $4,847 and 6,569 Class C units for $520,020.  The Managing Owner did not redeem any units during the nine month period ended September 30, 2015.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of September 30, 2015, the market sectors where the Trust maintained an investment having the highest exposure were: Energy have a net long value of $42,204, Interest Rates have a net long value of $35,660, Indices having a net long value of $19,449, Currencies having a net long value of $6,577, Metals having a net short value of $3,453, and Agricultural having a net short value of $47,590.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the nine month period ended September 30, 2015, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended September 30, 2015 and 2014, RJO had paid or accrued to pay interest to the Trust of $166, and $469, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of September 30, 2015, Wells held approximately $1.4 million of the Trust’s assets.  For the three month period ended September 30, 2015 and 2014, respectively, the assets held in this account earned $549 and $280 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of September 30, 2015, trading decisions for the Trust have been delegated to six independent Trading Advisors:  RCM, PGR, CIM, ROW, TWC and Claughton.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended September 30, 2015

The Trust posted a loss of $(263,785) or $(2.18) per trading unit for Class A units and a loss of $(2,112) or $(2.15) for Class B units.  There were no Class C units held during the quarter ended September 30, 2015 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of September 30, 2015, Class A units have lost 29.96% since their first issuance in June 1997.  Class B units have lost 5.05% since their first issuance in January 2009.

As of September 30, 2015, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (16.43%), PGR (18.35%), CIM (22.56%), ROW (14.62%), TWC (4.04%) and Claughton (3.52%), with the remaining percentage allocated to cash.

In July 2015, directionless volatility remained high in global equity and fixed income markets where indices and yields fluctuated in response to developments in China and Greece.  In the first half of the month, indices dropped and yields jumped in response to tumbling Chinese equity markets and another acceleration in the Greek bailout drama as voters there favored not to accept creditors’ bailout terms.  By mid-month, however, these trends reversed due to a rebound in Chinese equities and the Greek parliament agreeing to its creditors’ bailout plan after all.  Elsewhere, moves were more sustainable.  In currencies, the U.S. dollar renewed its rally seen in the first quarter of the year following upbeat comments by the Federal Reserve as economic data reinforced expectations of at least one rate hike later this year.  In commodities, market direction was also quite clear, i.e. the stronger dollar, higher U.S. interest rate expectations, concerns over weaker Chinese growth, and rising supply sent prices in oil, grains, copper, and especially gold downward.

The main event in August was the People’s Bank of China devaluating its currency, which sent shockwaves through the financial system.  The devaluation was the renminbi’s biggest drop in decades raising fears about the condition of the world’s second largest economy and, thus, about global growth itself.  The move dominated market action as the VIX (markets’ “fear gauge”) reached levels not seen since the European debt crisis in 2011.  Equities tumbled, along with emerging market currencies and commodities, as nervous market participants moved into government bonds and gold.  However, in the last few days of the month, markets rebounded forcefully creating the second coordinated market sell-off (rather “buy-in”) for the year on August 27.  Equities bounced back, bond yields jumped, and the VIX dropped to long-term average levels as expectations for the Federal Reserve’s first rate hike were pushed back by officials’ dovish comments.  Global growth fears also seemed exaggerated after a hefty upward revision of U.S. 2015Q2 GDP growth to an annual rate of 3.7% (from 2.3%).  The reversal in crude oil was particularly brutal with oil prices rocketing more than 25% in three successive trading sessions amid vague hints of a change in OPEC’s supply policy.

In September, market sentiment stayed largely gloomy amid global growth concerns.  Although volatility indices retreated a bit towards more long-term average levels, the market environment remained volatile and difficult to trade.  For example, in the beginning of the month, following weak manufacturing figures out of China and the US, the strong rally in oil prices seen at the end of the previous month reversed sharply.  Following the reversal of the reversal, oil prices then continued lower throughout the month.  Equities started the month on a positive note, with bond yields rising as well, following strong U.S. employment figures.  However, by mid-month, stock markets and bond yields sounded the retreat as the cautious tone of the FOMC latest policy statement seriously undermined confidence among market participants.  Towards month-end, the fallout from the VW emission scandal provided another knock to sentiment, as car making stocks on both sides of the Atlantic suffered further steep falls.  In currencies, the U.S. dollar appreciated towards month-end, reversing its previous course once again, following an upward revision to U.S. 2015Q2 GDP growth and Federal Reserve boss Janet Yellen indicating that an interest rate rise later this year was still in the cards.

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

As of September 30, 2014, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (27.28%), PGR (22.22%), Bleecker Street Capital, LLC (‘Bleecker”) (5.27%), Paskewitz Asset Management (“PAM”) (6.28%) and CIM (33.78%), with the remaining percentage allocated to cash.

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

As of June 30, 2015, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (18.12%), PGR (12.94%), CIM (20.71%), ROW (18.17%), TWC (4.24%) and Claughton (2.80%), with the remaining percentage allocated to cash.

In April, the rally in the US dollar, which had started in 2nd half of 2015, halted and reversed course as expectations of tighter policy by the Federal Reserve had faded amid a series of weaker-than-expected statistics casting doubt over the apparent strength of the US economy.  Even though, the Fed said current US economic weakness reflected only “transitory factors” the first rate hike now seems to be postponed until after the summer.  The reversal in the dollar was mirrored by the action in fixed income markets, where bond yields jumped towards month-end on signs of progress in Greek debt negotiations and as German consumer prices held above zero for a second successive month igniting premature talk of tapering the ECB’s monthly bond purchases.  Most equity markets were up on the month but provided a volatile trading environment as market participants digested increasing and fading Greek debt default worries, new stock market regulations in China, recent US activity data weakness and the Fed’s changing attitude coupled with anxiety about upcoming earnings reports.  In commodity markets, crude oil prices posted the strongest monthly gain since 2009 as US production showed signs of slowing and as traders worried over potential supply disruptions in the Middle East.

May was characterized by choppy market conditions as trendiness grinded to a halt.  The sell-off, which had started in April, continued well into the first half of May before partially reversing course during the second half.  In currencies, the US dollar strengthened again – especially against the Euro – as the ECB signaled a higher pace of its upcoming bond-purchasing program and despite the last FOMC minutes making a June rate hike rather unlikely.  The apparent postponement of the Federal Reserve’s first rate hike until after the summer provided a stimulus for global equities although the Fed’s announced “data dependency” of its monetary policy going forward, mixed messages on the state of the ongoing Greek debt negotiations, and Chinese “bubble” fears significantly added to uncertainty.  In fixed income, after last month’s major sell-off, bond prices remained unsteady and did not return to their long-term bullish trend as forecast-beating inflation figures were balanced by weaker-than-expected economic data.  In commodities, the resurgent dollar helped drive prices down, especially in precious metals, whereas crude remained unchanged on a month-to-month basis despite a volatile trading session.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2015.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the quarter-ended September 30, 2015 were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2015:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
July	2,656	-	-	$59.39	$67.76	$-
August	1,517	20	-	$56.64	$64.73	$-
September	1,403	-	-	$57.30	$65.60	$-

Total	5,576	20	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

Date:     November 13, 2015

By:        R.J. O’Brien Fund Management, LLC
Managing Owner

By:        /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer