Form 10-Q/A
period 2015-06-30
RJO GLOBAL TRUST
filed 2016-01-25
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

(888) 292-9399
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
☐ Yes ☒ No

Explanatory Note: The sole purpose of this Amendment to RJO Global Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015 (the “Form 10-Q”), is to revise the footnote disclosure to Item 6 (Exhibits) to reflect that confidential treatment was requested with regard to certain information contained in Exhibits 10.02 and 10.03 thereof, and that such confidential information was redacted and filed separately with the Securities and Exchange Commission. No other changes have been made to the Form 10-Q.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

10.02	Advisory Agreement, made as of March 31, 2015, by and among OASIS TWC LLC, R. J. O’Brien Fund Management, LLC and Turning Wheel Capital, Inc. * (4)

10.03	Advisory Agreement, made as of April 1, 2015, by and among OASIS Claughton, LLC, R. J. O’Brien Fund Management, LLC and Claughton Capital, LLC. * (4)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith.

**           These exhibits were previously included in RJO Global Trust’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2014.

(1)           Incorporated by reference herein from the exhibit of the same description filed on March 27, 2015 on Form 10-K.

(2)           Incorporated by reference herein from the exhibit of the same description filed on September 30, 2008 on Form 8-K.

(3)           Incorporated by reference herein from the exhibit of the same description filed on May 15, 2015 on Form 10-Q.

(4)           Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

RJO Global Trust

Date:           January 25, 2016

By:          R.J. O’Brien Fund Management, LLC
  Managing Owner

By:        /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer