Form 10-K
period 2015-12-31
RJO GLOBAL TRUST
filed 2016-03-28
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,411,371 as of June 30, 2015.

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

R.J. O’Brien Fund Management, LLC, the managing owner of the Trust (“RJOFM” or the “Managing Owner”) acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware limited liability company in July of 2007.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and has been a member in good standing of the National Futures Association (“NFA”) in such capacity, since December 1, 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”) through its investment in RJ OASIS (as defined below).

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

As of December 31, 2015, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), Centurion Investment Management, LLC (“CIM”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”) and Claughton Capital, LLC (“Claughton”),  pursuant to advisory agreements executed between the Managing Owner, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the Series’ assets allocated to it.  As of December 31, 2015, prior to quarter-end reallocation, RCM was managing 18.34%, PGR 19.92%, CIM 14.67%, ROW 16.44%, TWC 5.03% and Claughton 2.85% of the Trust’s assets, respectively.  Approximately 22.75% of the Trust’s assets were not allocated to any Trading Advisor.

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

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust.  Although RJO acts as the Trust’s clearing broker, through its investment in RJ OASIS, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust: (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); and (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2015, $35,200 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements with RCM, and PGR were entered into on October 9, 2013, and amended on April 1, 2015.  The Advisory Agreement with CIM was entered into on April 17, 2014, and separately amended on April 30, 2014, February 19, 2015, and April 1, 2015.  The Advisory Agreement with ROW was entered into on September 18, 2014, and separately amended on October 18, 2014 and April 1, 2015.  The Advisory Agreement with TWC was entered into on March 31, 2015, and separately amended on April 22, 2015 and June 1, 2015.  The Advisory Agreement with Claughton was entered into on April 1, 2015, and separately amended on April 22, 2015 and June 1, 2015.

The Advisory Agreements terminate automatically in the event that the Trust is terminated in accordance with the Trust Agreement.  The Advisory Agreements generally allow the appropriate Trading Company or the Managing Owner to terminate, upon written notice, the Advisory Agreement upon specified notice periods or upon the occurrence of certain events, which may include where, (A) any person described as a “principal” of the Trading Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Trading Advisor; (B) a Trading Advisor becomes bankrupt or insolvent; (C) a Trading Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the appropriate Trading Company; (D) the registration, as a commodity trading advisor (“CTA”), of a Trading Advisor with the Financial Services Authority (“FSA”), as applicable, the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, a Trading Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, a Trading Advisor violates any Trading Policy (as defined in its Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) a Trading Advisor fails in a material manner to perform any of its obligations under its Advisory Agreement.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of December 31, 2015, Wells held approximately $1,450,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2015, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $20,248 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of the Trading Advisors.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2015, is set forth under Items 6, 7, and 8 herein.

Financial Information about Geographic Areas

Although the Trust trades in the global futures and forward markets, it does not have operations outside of the United States.

Available Information

The Trust files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the SEC.  You may read and copy any document filed by the Trust at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.  The Trust does not maintain an internet website; however, links to certain of the Trust’s public filings may be found on the Managing Owner’s website at https://www.rjobrien.com/clients/fundmanagement.  Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Trust) file electronically with the SEC.  The SEC’s website address is http://www.sec.gov.

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

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 10.93% (for Class B units) to 13.09% (for Class A units) after taking into account estimated interest income of its average month-end assets.  In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 20% on any new trading profits payable to the Trading Advisors, and Class C and D units are subject to an additional 10% quarterly incentive fee payable to the Investment Manager.  Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year.

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

Notional Allocations

At any given time, the Managing Owner may authorize a Trading Company to allocate notional equity to a Trading Advisor for trading, which notional equity may exceed the net asset value of such Trading Company (which may cause the notional equity with respect to the Trust’s trading overall to exceed the Trust’s net asset value), depending on the amount of notional equity that is being utilized with respect to each Trading Company. RPM considers the volatility of the strategy, the margin usage and the historical profit and loss pattern with respect to a Trading Company and its Trading Advisor when determining specific allocations of notional equity to a Trading Advisor for trading.  Generally, RPM will not allocate notional equity to a Trading Advisor in excess of three times available cash of its respective Trading Company.  Similar to trading on leverage, notional equity allocations may increase the amount of losses with respect to a trade or trades that, but for such allocations, would not have been as large.  None of the fees charged to the Trust or any Trading Company are charged on notional equity.

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

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems, which may be employed by some of the Trust’s Trading Advisors.  In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2013 this estimate was approximately $327 billion.  It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems.  Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition.  The more competition there is for the same positions, the more costly and harder they are to acquire.

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

(ii) As of December 31, 2015, there were 111,767 units held in the Trust by approximately 1,400 Beneficial Owners for an investment of $6,500,965 and there were 535 units held in the Trust by the Managing Owner for an investment of $31,079.  A total of 31,492 units had been redeemed by Beneficial Owners and zero units were redeemed by the Managing Owner during the period from January 1, 2015 to December 31, 2015.  The Trust’s Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant contains a full description of redemption and distribution procedures.

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

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2015 through December 31, 2015.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the units and begin offering the units on a private offering basis only.  As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders during fiscal year 2015 were $500,000.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 and is derived from the financial statements for such fiscal years.

	2011	2012	2013	2014	2015
Revenues (000)	$(257)	$(2,267)	$247	$525	$(162)
Net Income (Loss) From Continuing Operations (000)	(4,188)	(4,738)	(1,531)	(1,001)	(1,180)
Net Income (Loss) Non-Trading (000)	1,312	254	(237)	26	(754)
Net Income (Loss) Per Unit - Class A	(9)	(14)	(6)	(4)	(9)
Net Income (Loss) Per Unit - Class B	(8)	(14)	(5)	(3)	(9)
Net Income (Loss) Per Unit - Class C	-	-	-	-	-
Total Assets (000)	36,392	25,015	16,132	11,929	6,890
Net Asset Value per Unit - Class A	91	77	71	67	58
Net Asset Value per Unit - Class B	97	83	79	76	67

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)        Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2015, no Class A units were converted to Class B units and, 6,569 Class C units were purchased by the Beneficial Owners.  The Managing Owner did not purchase any units during this time.  For the fiscal year ended December 31, 2015, the Beneficial Owners redeemed a total of 31,492 units for $2,058,452.  For the fiscal year ended December 31, 2015, the Beneficial Owners redeemed a total of 24,857 Class A units for $1,533,585, 66 Class B units for $4,847 and 6,569 Class C units for $520,020.  The Managing Owner did not redeem any units during the fiscal year ended December 31, 2015.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of December 31, 2015, the market sectors where the Trust maintained an investment having the highest exposure were: Energy having a net long value of $30,854, Currencies having a net long value of $25,549, Metals having a net long value of $2,772, Interest Rates having a net short value of $16,871, Indices having a net short value of $18,549 and Agricultural having a net short value of $28,400.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year ended December 31, 2015, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the calendar year ended December 31, 2015, RJO had paid or accrued to pay interest of $850 to the Trust.  For the calendar year ended December 31, 2014, the Clearing Broker paid or accrued to pay interest of $2,018 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2015, Wells held approximately $1,450,000 of the Trust’s assets.  For the calendar year ended December 31, 2015 the assets held in this account earned $1,682 of interest income.  For the calendar year ended December 31, 2014 the assets held in this account earned $20,004 of interest income.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors during fiscal years 2015, 2014, and 2013.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of December 31, 2015, trading decisions for the Trust have been delegated to six independent CTAs:  RCM, PGR, CIM, ROW, TWC and Claughton.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2015

The RJO Global Trust Class A units posted a loss of (13.93%) and Class B units posted a loss of (12.18%) for 2015.  The NAV per unit for Class A at year-end was $58.09 and for Class B at year end was $66.84 (please see Note (1) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $67.49 per Class A unit at the beginning of the year and $76.11 per unit for Class B.  During 2015 no Class A or Class B units were purchased and no Class A units were converted to Class B units.  Beneficial owners purchased $500,000 of Class C units during 2015 and realized a gain of $20,020 before redeeming.

Market action in January 2015 was dominated by central bank activity.  On January 15th, the Swiss National Bank’s surprising decision to remove its currency peg against the Euro sent shock waves through global markets, with at least two big retail foreign exchange brokerages going bust overnight.  A week later, in a dramatic change of policy, the European Central Bank (“ECB”) finally announced its own long-awaited quantitative easing program, which turned out to be much bigger-than-expected, further hurting the Euro but providing support for equity markets.  Yet another week later, this was followed by rather dovish Federal Open Market Committee (“FOMC”) statements indicating patience on raising rates amid weaker economic conditions in the U.S., which partly reversed the previous moves in stocks and foreign exchange.  The Greek leftist party, Syriza, winning the election in Greece further added to overall uncertainty towards month-end.  Thus, whereas the currency and, in particular, equity markets provided managers with choppy trading conditions, global bond markets continued to rally amid the gloomy mood providing managers with profitable trading conditions.  In commodity markets, with no production cuts insight and weaker global demand in general, oil continued on its downward path dropping below U.S. $50 per barrel.  February started out with large market sell-offs and longer term trends reversing forcefully across many different markets.  In commodities, oil prices soared on producers’ spending cuts announcements reversing the bearish trend which had been running since July 2014.  Easing tensions over Greece and Ukraine, as well as further central bank policy accommodation, boosted stocks but lead to sharp falls in government bonds prices.  In currencies, the bullish trend in the U.S. dollar reversed as well, but, given the relative hawkishness of the U.S. Federal Reserve (“Fed”), the single currency soon stabilized trading in a tight range against other majors for the rest of the month.  Whereas the sell-offs in energy and fixed income markets weighed on performance, the rebound in equities provided well-needed balancing profits.  Throughout the month, equity markets rose notably on the back of easing geopolitical tensions and because overall economic momentum remained largely intact.  While energy markets stayed choppy, European bond yields hit record lows towards month-end ahead of the imminent start of the ECB’s Quantitative Easing (“QE”) program, thus partially reducing losses seen in the first half of the month. In March, hawkish expectations of the FOMC meeting were in the spotlight in the first half of the month. Eventually, the Fed dropped the word ‘patience’ from the FOMC statement but indicated that they would not be impatient raising interest rates.  As the projected fund rate for the year-end, and for the next year, came in much lower than what had been projected by the Fed previously, it sent the dollar lower after reaching 12-year high against its major pairs.  In commodities, oil prices had first plunged to multi-year low then reversed back sharply on U.S. dollar weakness and tensions in Yemen.  At month-end when the U.S. dollar was on the rise again, energy commodities were sliding towards previous lows.  Equities were mixed in March, in the U.S., macro data trailed expectations pushing stocks lower, whereas ECB’s bond purchases along with improving economic environment boosted equities in Europe to new all-time highs.  Dovish stance from all major central banks around the world has kept long-term interest rates low and driven yields to new all-time lows in major euro economies.

In April, the rally in the U.S. dollar, which had started in 2nd half of 2015, halted and reversed course as expectations of tighter policy by the Fed had faded amid a series of weaker-than-expected statistics casting doubt over the apparent strength of the U.S. economy.  Even though, the Fed said current U.S. economic weakness reflected only “transitory factors” the first rate hike now seems to be postponed until after the summer.  The reversal in the dollar was mirrored by the action in fixed income markets, where bond yields jumped towards month-end on signs of progress in Greek debt negotiations and as German consumer prices held above zero for a second successive month igniting premature talk of tapering the ECB’s monthly bond purchases.  Most equity markets were up on the month but provided a volatile trading environment as market participants digested increasing and fading Greek debt default worries, new stock market regulations in China, recent U.S. activity data weakness and the Fed’s changing attitude coupled with anxiety about upcoming earnings reports.  In commodity markets, crude oil prices posted the strongest monthly gain since 2009 as U.S. production showed signs of slowing and as traders worried over potential supply disruptions in the Middle East.  May was characterized by choppy market conditions as trendiness grinded to a halt.  The sell-off, which had started in April, continued well into the first half of May before partially reversing course during the second half.  In currencies, the U.S. dollar strengthened again – especially against the Euro – as the ECB signaled a higher pace of its upcoming bond-purchasing program and despite the last FOMC minutes making a June rate hike rather unlikely.  The apparent postponement of the Federal Reserve’s first rate hike until after the summer provided a stimulus for global equities although the Fed’s announced “data dependency” of its monetary policy going forward, mixed messages on the state of the ongoing Greek debt negotiations, and Chinese “bubble” fears significantly added to uncertainty.  In fixed income, after last month’s major sell-off, bond prices remained unsteady and did not return to their long-term bullish trend as forecast-beating inflation figures were balanced by weaker-than-expected economic data.  In commodities, the resurgent dollar helped drive prices down, especially in precious metals, whereas crude remained unchanged on a month-to-month basis despite a volatile trading session.  In June, market volatility stayed elevated.  In early June, the sell-off in bonds continued as a robust U.S. jobs report reassured market participants that the Fed would start raising rates later this year.  In currencies, however, renewed U.S. dollar strength was short-lived.  The U.S. dollar retreated against most of its major counterparts following a more dovish FOMC statement at mid-month.  In equities, the Fed and Greece vied for investors’ attention, which created a see-saw market environment.  However, at the end of June, Athens’ call for a public referendum on the terms of its creditors’ final bailout offer surprised global stock markets as the country is now edging ever closer to exiting the Eurozone in an unorderly fashion.  In commodities, corn and soybean markets surged towards month-end after a pair of government reports suggested a tighter supply situation going forward.

In July 2015, directionless volatility remained high in global equity and fixed income markets where indices and yields fluctuated in response to developments in China and Greece.  In the first half of the month, indices dropped and yields jumped in response to tumbling Chinese equity markets and another acceleration in the Greek bailout drama as voters there favored not to accept creditors’ bailout terms.  By mid-month, however, these trends reversed due to a rebound in Chinese equities and the Greek parliament agreeing to its creditors’ bailout plan after all.  Elsewhere, moves were more sustainable.  In currencies, the U.S. dollar renewed its rally seen in the first quarter of the year following upbeat comments by the Fed as economic data reinforced expectations of at least one rate hike later this year.  In commodities, market direction was also quite clear, i.e. the stronger dollar, higher U.S. interest rate expectations, concerns over weaker Chinese growth, and rising supply sent prices in oil, grains, copper, and especially gold downward.  In August, the People’s Bank of China (“PBoC”) devaluating its currency, which sent shockwaves through the financial system.  The devaluation was the renminbi’s biggest drop in decades raising fears about the condition of the world’s second largest economy and, thus, about global growth itself.  The move dominated market action as the VIX (markets’ “fear gauge”) reached levels not seen since the European debt crisis in 2011.  Equities tumbled, along with emerging market currencies and commodities, as nervous market participants moved into government bonds and gold.  However, in the last few days of the month, markets rebounded forcefully creating the second coordinated market sell-off (rather “buy-in”) for the year on August 27.  Equities bounced back, bond yields jumped, and the VIX dropped to long-term average levels as expectations for the Fed’s first rate hike were pushed back by officials’ dovish comments.  Global growth fears also seemed exaggerated after a hefty upward revision of U.S. 2015 Q2 GDP growth to an annual rate of 3.7% (from 2.3%).  The reversal in crude oil was particularly brutal with oil prices rocketing more than 25% in three successive trading sessions amid vague hints of a change in Organization of Petroleum Exporting Countries’ (“OPEC”) supply policy.  In September, market sentiment stayed largely gloomy amid global growth concerns.  Although volatility indices retreated a bit towards more long-term average levels, the market environment remained volatile and difficult to trade.  For example, in the beginning of the month, following weak manufacturing figures out of China and the U.S., the strong rally in oil prices seen at the end of the previous month reversed sharply.  Following the reversal of the reversal, oil prices then continued lower throughout the month.  Equities started the month on a positive note, with bond yields rising as well, following strong U.S. employment figures.  However, by mid-month, stock markets and bond yields sounded the retreat as the cautious tone of the FOMC latest policy statement seriously undermined confidence among market participants.  Towards month-end, the fallout from the Volkswagen emission scandal provided another knock to sentiment, as car making stocks on both sides of the Atlantic suffered further steep falls.  In currencies, the U.S. dollar appreciated towards month-end, reversing its previous course once again, following an upward revision to U.S. 2015 Q2 gross domestic product growth and Fed boss Janet Yellen indicating that an interest rate rise later this year was still in the cards.

During the first half of October, market sentiment remained bearish as participants continued to worry about global growth pushing back expectations for when the Fed might start raising rates.  In the second half, bullishness returned to most financial markets and the VIX volatility index dropped significantly amid relative strong earnings reports, not-as-bad-as-expected data releases, and supportive central bank action around the globe.  For example, the ECB hinted that more QE was coming later this year while the PBoC cut interest rates for a sixth time in 12 months to support the Chinese economy.  At month-end, although leaving rates unchanged, the Fed dropped any reference to risks to the U.S. economy from global developments and explicitly mentioned the possibility of rates being raised before the year was over.  Markets reacted accordingly.  In fixed income, bond yields had been moving sideways throughout the month before increasing notably on the Fed’s more hawkish tone at month-end.  In currencies, the U.S. dollar slipped against other major currencies during the first half of the month before regaining all lost ground during the second, reflecting the divergence in attitudes between the Fed and other central banks.  In commodities, after an initial jump, oil prices dropped due to increasing inventories before reversing again towards month-end.  In equities, global stock markets put in their best monthly performance in years and, during the second half of the month, showed remarkable resilience in the face of the increased possibility of the Fed moving before year-end.  In November, in foreign exchange, the U.S. dollar continued to appreciate propelled by solid U.S. data, in particular much stronger-than-expected non-farm payrolls, rising inflation, and the Fed’s more hawkish tone, sealing up a rate hike at the next FOMC meeting on December 15th.  In contrast, the ECB is expected to ease further which generated directional as well as relative trading opportunities in fixed income markets.  However, at first, bonds sold off in response to strong U.S. payrolls.  During the second half of the month, European bonds rebounded forcefully in expectation of more QE coming from the ECB whereas treasuries did not.  In commodities, disappointing Chinese data, adding to fears that global demand for basic resources was slowing, and the firm U.S. dollar weighed on industrial commodities and gold.  In equities, it all came together creating a difficult trading environment.  In the first half of the month, stock markets suffered as renewed weakness for commodity prices heightened concerns that the Fed could raise rates despite slowing global growth.  In the second half, stocks rallied sharply, especially in Europe, as participants shrugged off geopolitical tensions in Syria and steep falls in the Chinese equity market.  In December, market action was almost solely driven by central bank announcements.  On December 3rd, the ECB shocked markets with a significantly less dovish stance than expected (QE extended but not expanded) evoking the third coordinated market sell-off this year as equities, bonds, and the U.S. dollar dropped sharply.  On December 16th, in a historical move the Fed raised rates for the first time in exactly seven years abandoning its zero interest rate policy, thus reassuring market participants of the relative strength of the U.S. economy.  As a result, equity markets reversed course once again whereas fixed income and currency markets remained in a tight range for the rest of the month.  In commodities, at the beginning of the month, the sell-off in oil gathered further momentum as OPEC failed to agree to any production quotas.  However, towards month-end, oil prices bounced back significantly after U.S. inventory data had fallen much more than expected.

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

During the first half of October, the focus remained on the debt ceiling discussion in Washington.  As the U.S. government shutdown became reality resulting in a lack of economic data availability uncertainty remained high creating a choppy market environment.  By mid-month, however, anxiety of a potential default of government debt payments were replaced by relief following president Barack Obama’s signing of a temporary extension until February 2014.  As a result of the extension, global equity markets surged higher with emerging market equities leading the way.  Fixed income markets also gained on the back of the decision as well as a result of soft U.S. employment data that was taken as a sign that the Fed will not start tapering any time soon.  In currency markets, the euro strengthened against the U.S. dollar extending its bullish trend from September.  In the commodity sector, sugar futures were the big gainers on the month, reversing sharply from the long-term bearish trend that had prevailed since mid-2011.  Throughout November, mixed economic news kept markets guessing whether the U.S. recovery was a) strong enough for traders to not worry about any tapering, b) strong enough for the Fed to start tapering but too weak for traders not to worry about that, or c) too weak for the Fed to start tapering and, thus, markets enjoying more QE.  Eventually, equity markets continued their steady grind higher amid better-than-expected economic news and the quasi-confirmation of Fed vice-chair Janet Yellen as Ben Bernanke’s successor as Fed chair, which points towards a continuation of the Fed’s loose monetary policy.  In fixed income, however, bond yields ticked up somewhat.  In currencies, yen weakness persisted as carry traders continued to sell the low-yielding Japanese currency in order to fund purchases of higher-yielding assets.  In commodities, gold declined significantly, hit hard by a strengthening U.S. dollar and strong economic data.  The beginning of December was marked by high uncertainty as investors turned increasingly worried for the start of Federal Reserve tapering ahead of their policy meeting.  However, these fears were replaced by euphoria by mid-month as the Fed announced only a slight reduction of monthly asset purchases hinting that its key interest rate would stay near zero “well past the time” that that the U.S. jobless rate falls below 6.5%.  As a result, equity markets rallied broadly in the latter part of the month building on the gains seen in September, October, and November.  Energy and base metal prices also pushed higher.  The fixed income sector showed a measured response to the Fed announcement while in foreign exchange markets the Japanese yen continued to slide hitting a 5-year low against the U.S. dollar.  In precious metals, the price of gold edged lower recording its biggest yearly loss in 32 years.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2015 and 2014.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2015, the Trust’s average total capitalization was approximately $7.6 million, and during fiscal year 2014, the Trust’s average total capitalization was approximately $10.4 million.

	FISCAL YEAR 2015

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$0.2	$0.1	$0.1	1.9%
Currencies	0.5	0.1	0.3	3.8%
Energies	0.2	0.1	0.2	2.2%
Indices	0.4	0.1	0.2	2.9%
Interest Rates	0.3	0.0	0.1	2.0%
Metals	0.2	0.0	0.1	1.3%
Total	$1.8	$0.4	$1.0	14.1%

	FISCAL YEAR 2014

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$0.4	$0.0	$0.2	1.8%
Currencies	0.6	0.2	0.3	3.3%
Energies	0.3	0.1	0.2	1.5%
Indices	1.3	0.1	0.7	6.9%
Interest Rates	0.5	0.0	0.3	2.6%
Metals	0.3	0.1	0.2	1.4%
Total	$3.4	$0.5	$1.9	17.5%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds a significant portion of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury bill rate.  As of December 31, 2015 and December 31, 2014, the Trust had approximately $5.3 million and $8.9 million, respectively, in cash on deposit with RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2015 and 2014, Wells held approximately $1,450,000 and $512,000, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

The following were the primary trading risk exposures of the Trust as of December 31, 2015, by market sector.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/British pound, dollar/Canadian dollar positions, and dollar/Australian dollar, dollar/Mexican peso, dollar/Czech Koruna and exposure to cross-rates positions such as Australian dollar/Canadian dollar, euro/Australian dollar and euro/British pound positions.  As of December 31, 2015, the Trust’s primary currency exposure was in British pound, Canadian dollar, Swiss franc, Japanese yen, Australian dollar positions, and dollar/euro cross-rate position.

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations such as Australia.  As of December 31, 2015, the Trust’s primary interest rate exposure was in eurobonds, Gilts, Canadian Bond, Canadian Bills, U.S. Bonds, U.S. 10-, 5- and 2-year Notes, Short Sterling, Australian 10-year Bonds, JGB (Japan), and eurodollars.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2015, the Trust’s primary exposure was in the Nikkei Index (Japan), Nikkei 225-Yen (Japan), the Hang Seng Index (Hong Kong), the FTSE Index (United Kingdom), the SFE SPI 200 (Australia), the Euro STOXX50 (Germany), the mini DOW Index (U.S.) the Emini NASDAQ (U.S.), the DAX Index (U.S.), and Mini-S&P 500 Index (U.S.).  The Trust is primarily exposed to the risk of adverse price trends or trendless markets in the major U.S., European and Japanese indices.  (Trendless markets would not cause major market changes but could make it difficult for the Trust to avoid being “whipsawed” into numerous small losses.)

Metals.  The programs currently used for the Trust may trade precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.  At December 31, 2015, the Trust had significant exposure to base metal copper and exposure to precious metals included gold and silver.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, such as the drought that occurred during the summer of 2015.  Sugar, soybeans, coffee, wheat, cocoa, corn, soybean meal, and soybean oil accounted for the substantial bulk of the Trust’s agricultural exposure as of December 31, 2015.  To a lesser extent and in the past, the Trust has had market exposure to orange juice, milk, live cattle and hogs.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.  As of December 31, 2015, the Trust had exposure in natural gas, gasoline blend oil, crude oil, heating oil, and Brent crude oil.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2015 and December 31, 2014.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Australian dollar, British pounds, Canadian dollar, Hong Kong dollar, Japanese yen, and eurodollar.

Cash Position.  The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury bill rate (calculated daily).  For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2015 and 2014,Wells held approximately $1,450,000 and $512,000, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

ROW Asset Management, LLC:  The ROW Diversified Program seeks to generate consistent long-term appreciation through active leveraged investing in global futures, forwards, and options markets.  ROW utilizes a quantitative approach to forecasting, portfolio construction, and risk management.  The Program invests in metals, currency, interest rate, energy, agriculture, and equity index instruments.  ROW achieves style diversification by using a combination of Carry, Trend, Fair Value, Pattern Recognition, Volatility, Sentiment, and Mean Reversion models.

Turning Wheel Capital, Inc.:  TWC’s Base Alpha strategy uses proprietary statistical modeling and pattern search to trade the most liquid CFTC-approved equity futures contracts, with a maximum hold time of 24 hours.  The program is neither trend-following nor counter-trend in orientation.  Instead, the Base Alpha strategy pursues specific market inefficiencies opportunistically, seeking short-term profitability without bias.  The strategy is 100% systematic and highly alpha-source diversified (a wide range of uncorrelated systems comprise the overall strategy).  The program has strict loss limits for each trade as well as per day, per week, and per month, and reduces overall leverage overnight and during high volatility market environments.

Claughton Capital, LLC:  Claughton uses what it regards as an innovative systematic approach to trade various markets called the Auto-Reactive Positioning (ARP) strategy.  The ARP strategy is designed to dynamically allocate capital between a predominantly employed probability based pattern recognition sub-strategy and an occasionally employed sub-strategy of following the trend.  The trading approach utilizes market behavior to determine what sub-strategy is most appropriate to trade at any given time with market conditions dictating when a transition occurs on an intraday basis.

Claughton’s trading is conducted on a variety of market sectors.  Individual markets, within each sector, are selected based upon liquidity considerations through which less liquid markets are “filtered out”.  Claughton will generally apply its trading approach to both U.S. and non-U.S. futures markets.  These markets will include (but are not limited to) capital-oriented markets such as long term interest rate futures (e.g., U.S. Treasury Bond futures, German Bund futures), precious metals, foreign exchange and stock index futures, such as the Standard and Poor’s 500 stock index futures, certain industrial commodities (e.g., crude oil), and agricultural markets (e.g. soybeans).  In addition, Claughton may trade in foreign futures contracts.  In the event that the futures markets become illiquid, Claughton may trade cash commodities including precious metals to protect investor positions.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		2015	2015	2015	2015
Total Trading Revenues (Loss)		$466,776	$(904,512)	$(37,863)	$313,249
Total Trading Expenses		328,213	255,923	227,960	216,415
Less: Operations attributed to non-controlling interests		-	(14,555)	74	3,237
Trading Income (Loss) net of non-controlling interests		138,563	(1,145,880)	(265,897)	93,597
Non-Trading Income (Loss)		(126,757)	(626,923)	-	-
Net Income (Loss)		$11,806	$(1,772,803)	$(265,897)	$93,597

Net Income (Loss) per Trading Unit
	Class A	$0.84	$(8.85)	$(2.18)	$0.79
	Class B	$1.34	$(9.70)	$(2.15)	$1.24

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		2014	2014	2014	2014
Total Trading Revenues (Loss)		$(1,284,104)	$187,655	$651,399	$970,377
Total Trading Expenses		346,207	361,004	468,475	350,831
Trading Income (Loss)		(1,630,311)	(173,349)	182,924	619,546
Non-Trading Income (Loss)		(49,386)	(50,585)	(40,380)	166,590
Net Income (Loss)		$(1,679,697)	$(223,934)	$142,544	$786,136

Net Income (Loss) per Trading Unit
	Class A	$(8.44)	$(0.89)	$1.24	$4.33
	Class B	$(8.97)	$(0.64)	$1.74	$5.24

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2015, the Trust’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2015, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC.  The officers and directors of the Managing Owner as of December 31, 2015 were as follows:

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

Augustine Perrotta – Chief Compliance Officer: Mr. Perrotta joined the Managing Owner in October 2015, has been NFA Associate Member approved and Principal approved for the Managing Owner since September 2015, and Associated Person registered for the Managing Owner since October 2015.  Mr. Perrotta joined R.J. O’Brien & Associates, LLC, a futures commission merchant, in October 2012, where he serves as Associate General Counsel and Regulatory Attorney.  Prior to joining R.J. O’Brien & Associates, LLC, from March 2012 to September 2012, Mr. Perrotta was self-employed as a consultant to nascent entities planning private placement offerings.  Previously, from June 2004 through February 2012, Mr. Perrotta was employed by various members of the Superfund Group of Investment Companies, an international asset management organization, specializing in quantitative alternate investment strategies, where he served initially as Associate General Counsel before being promoted to General Counsel.  In these capacities, he was responsible for a wide-range of legal, regulatory, and compliance matters impacting the Superfund Group of Investment Companies’ activities, including its commodity pool operator, introducing broker, investment advisor, and broker-dealer businesses.  Mr. Perrotta has a Law Degree (Juris Doctorate) and a Master of Business Administration in Finance (MBA) from DePaul University.

Colleen Roberts – Chief Operating Officer: Ms. Roberts joined the Managing Owner in November 2013 as Head of Operations and was appointed as Chief Operating Officer in October 2015.  Ms. Roberts has been Principal approved for the Managing Owner since November 11, 2015.  As Chief Operating Officer, Ms. Roberts is primarily responsible for the daily/monthly operations of the various commodity pools for which the Managing Owner operates, including the Trust.  From January 2013 through March 2014, Ms. Roberts was a Senior Analyst in the Financial Information Systems department of R.J. O’Brien & Associates, LLC, a futures commission merchant, where she was primarily responsible for providing support to the Accounting and Commission teams along with supporting the company’s executive and division heads with the annual corporate budgeting process.  From January 1995 through December 2012, Ms. Roberts was the Director of Special Projects for R.J. O’Brien & Associates, LLC, where her primary responsibility was Y2K disaster recovery and the automation of the monthly commission payout process for over 300 introducing brokers and producers, in addition to backing up regulatory accountants and working on other finance department projects.  Ms. Roberts has a Bachelor of Science in Finance from Marquette University.

Each officer holds such office until the election and qualification of his or her successor or until his or her earlier death, resignation or removal.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2015, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2015, the Managing Owner beneficially held an ownership of $31,079 (which is the equivalent of 535 units) or approximately 0.48% of the ownership of the Trust as of that date.

(c)
As of December 31, 2015, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or units of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.  The Trust is not the subsidiary of any business entity.

Item 14.  Principal Accounting Fees and Services.

(a)      Audit Fees

The Trust paid CF & Co., L.L.P., the Trust’s independent registered public accounting firm $90,057 and $90,464 respectively for the 2015 and 2014 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

(b)      Audit-Related Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2015 or 2014 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)      Tax Fees

The Trust did not pay CF & Co., L.L.P. any amount in 2015 or 2014 for professional services in connection with tax compliance, tax advice and tax planning.  The Trust engaged Deloitte Tax LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte Tax LLP $80,000 for such services for 2015 and $88,000 for such services for 2014.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

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

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — CF & Co., L.L.P.

b.	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

c.	Condensed Consolidated Schedules of Investments as of December 31, 2015 and 2014

d.	Consolidated Statements of Operations, for the years ended December 31, 2015, 2014 and 2013

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2015, 2014, and 2013

f.	Notes to Consolidated Financial Statements.

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

10.02	Amendment to Advisory Agreement, made as of April 1, 2015, by and among OASIS PGR LLC, R. J. O’Brien Fund Management, LLC and PGR Capital LLP. (4)*

10.03	Amendment to Advisory Agreement, made as of April 1, 2015, by and among OASIS RCM, LLC, R. J. O’Brien Fund Management, LLC and Revolution Capital Management LLC. (4)*

10.04	Second Amendment to Advisory Agreement, made as of April 1, 2015, by and among OASIS ROW LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. (4)*

10.05	Third Amendment to Advisory Agreement, made as of April 1, 2015, by and among OASIS Centurion, LLC, R. J. O’Brien Fund Management, LLC and Centurion Investment Management, LLC. (4)*

10.06	Amendment to Advisory Agreement, made as of April 22, 2015, by and among OASIS Claughton, LLC, R. J. O’Brien Fund Management, LLC and Claughton Capital, LLC. (4)*

10.07	Amendment to Advisory Agreement, made as of April 22, 2015, by and among OASIS TWC, LLC, R. J. O’Brien Fund Management, LLC and Turning Wheel Capital Inc. (4)*

10.08	Second Amendment to Advisory Agreement, made as of June 1, 2015, by and among OASIS Claughton, LLC, R. J. O’Brien Fund Management, LLC and Claughton Capital, LLC. (4)*

10.09	Second Amendment to Advisory Agreement, made as of June 1, 2015, by and among OASIS TWC, LLC, R. J. O’Brien Fund Management, LLC and Turning Wheel Capital Inc. (4)*

10.10	Advisory Agreement, made as of December 30, 2015, by and among OASIS DCM PTY, LLC, R. J. O’Brien Fund Management, LLC and Degraves Capital Management PTY Ltd. (4)*

13.01	Annual Report to Unitholders for Fiscal Year 2015. *

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics. *

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Chief Executive Officer. *

32.02	Section 1350 Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(4)           Certain information in this exhibit has been redacted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to the omitted portions

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2016	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ James Gabriele
James Gabriele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 28, 2016, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Julie M. DeMatteo	Chief Executive Officer and Director
Julie M. DeMatteo	(principal executive officer)

/s/ James Gabriele	Chief Financial Officer and Director
James Gabriele	(principal financial and accounting officer)