Form 10-Q
period 2016-03-31
RJO GLOBAL TRUST
filed 2016-05-13
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

 PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Financial Condition

Assets
	March 31,	December 31,
	2016	2015
	UNAUDITED	AUDITED
Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$5,016,768	$5,323,944
Unrealized gain on open contracts	2,645	3,414
Total due from broker	5,019,413	5,327,358

Cash and cash equivalents on deposit with affiliate	1,992,471	1,449,723
Cash on deposit with bank	136,022	92,621
Interest receivable	779	304
Receivable from US bank	19,713	20,248

Total Assets	$7,168,398	$6,890,254

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $14,464 and $7,356, respectively)	12,590	8,059
Accrued commissions	14,733	13,781
Accrued management fees	15,856	14,747
Accrued incentive fees	38,235	12,324
Accrued operating expenses	152,467	170,958
Accrued offering expenses	9,804	328
Redemptions payable - Trading	86,057	29,009
Distribution payable - Non-Trading	19,713	20,248
Total liabilities	349,455	269,454

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (107,666 and 110,812 units outstanding at March 31, 2016 and December 31, 2015, respectively)	6,623,280	6,437,129
Class B (955 units outstanding at March 31, 2016 and December 31, 2015, respectively)	67,943	63,836
Managing owner (535 Class A units outstanding at March 31, 2016 and December 31, 2015)	32,915	31,079

Total unitholders' capital	6,724,138	6,532,044

Non-Controlling Interests	94,805	88,756

Total Capital	6,818,943	6,620,800

Total Liabilities and Unitholders' Capital	$7,168,398	$6,890,254

Net asset value per unit:
Trading:
Class A	$61.52	$58.09
Class B	$71.14	$66.84

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Condensed Consolidated Schedule of Investments

	March 31, 2016		December 31, 2015
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED		AUDITED
Long Positions
Futures Positions
Agriculture	0.84%	$57,090	-0.17%	$(10,975)
Currency	0.19%	12,830	0.06%	4,031
Energy	0.34%	23,013	-0.43%	(28,234)
Indices	0.60%	40,973	-0.05%	(3,318)
Interest rates	0.05%	3,194	-0.16%	(10,506)
Metals	-0.04%	(2,574)	0.00%	-

Total long positions on open contracts		$134,526		$(49,002)

Short Positions
Futures Positions
Agriculture	-0.94%	$(64,298)	-0.26%	$(17,425)
Currency	-0.17%	(11,688)	0.33%	21,518
Energy	-0.52%	(35,715)	0.89%	59,088
Indices	0.02%	1,684	-0.23%	(15,231)
Interest rates	-0.12%	(8,360)	0.03%	1,694
Metals	-0.20%	(13,504)	0.04%	2,772

Total short positions on open contracts		$(131,881)		$52,416

Total unrealized gain on open contracts		$2,645		$3,414

Short put options on futures contracts
Agriculture (premiums received - $4,657 and $0, respectively)	-0.07%	$(4,650)	0.00%	$-
Indices (premiums received - $2,581 and $0, respectively)	-0.02%	(1,370)	0.00%	-
Interest rates (premiums received - $0 and $4,356, respectively)	0.00%	-	-0.11%	(7,440)

Total short put options on futures contracts		$(6,020)		$(7,440)

Short call options on futures contract
Agriculture (premiums received - $4,526 and $0, respectively)	-0.06%	$(3,800)	0.00%	$-
Indices (premiums received - $2,700 and $0, respectively)	-0.04%	(2,770)	0.00%	-
Interest rates (premiums received - $0 and $3,000, respectively)	0.00%	-	-0.01%	(619)

Total short call options on futures contracts		$(6,570)		$(619)

Total options written on futures contracts		$(12,590)		$(8,059)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statements of Operations

	For the three months ended March 31,
	2016	2015
	UNAUDITED	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$603,742	$770,040
Change in unrealized gain (loss) on open positions	1,808	(281,068)
Foreign currency transaction gain (loss)	32,636	(22,686)
Total Trading gain (loss)	638,186	466,286

Net investment income (loss):
Interest income	3,914	490
Total net investment income (loss)	3,914	490

Expenses:
Commissions - Class A	71,509	102,345
Commissions - Class B	372	470
Commissions - Class C	-	865
Commissions - Non-controlling interests	676	-
Management fees	47,174	64,347
Incentive fees	38,235	74,811
Investment Manager Incentive fees	-	2,224
Ongoing offering expenses	9,475	4,951
Operating expenses	83,376	78,200
Total expenses	250,817	328,213

Trading income (loss)	391,283	138,563

Less: Operations attributed to non-controlling interests	6,049	-

Trading income (loss) net of non-controlling interests	385,234	138,563

Non-Trading income (loss):
Interest on Non-Trading reserve	-	13
Legal and administrative fees	-	(81,911)
Management fees paid to US Bank	-	(44,859)
Non-Trading income (loss)	-	(126,757)

Net income (loss)	$385,234	$11,806

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2016
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Beneficial Owners - Trading Class C
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2015	110,812	$6,437,129	955	$63,836	-	$-
Trading income (loss)	-	379,291	-	4,107	-	-
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(3,146)	(193,140)	-	-	-	-
Balances at March 31, 2016	107,666	$6,623,280	955	$67,943	-	$-

Unitholders' Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders' Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2015	535	$31,079	112,302	$6,532,044	-	$88,756
Trading income (loss)	-	1,836	-	385,234	-	6,049
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	-	-	(3,146)	(193,140)	-	-
Balances at March 31, 2016	535	$32,915	109,156	$6,724,138	-	$94,805

Total Unitholders Capital at March 31, 2016						$6,818,943

	Unitholders'	Unitholders'
	Capital	Capital
	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2015	$58.09	$66.84
Net change per unit	3.43	4.30
Net asset value per unit at March 31, 2016	$61.52	$71.14

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  RJOFM is the managing member of each RJ OASIS series and each Trading Company.  RJOFM has no equity interest in any RJ OASIS series or Trading Company.

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of March 31, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2016, prior to quarter-end reallocation, RCM was managing 19.66%, PGR 17.91%, ROW 18.16%, TWC 4.66%, Claughton 5.31% and DCM 4.71% of the Trust’s assets, respectively.  Approximately 29.59% of the Trust’s assets were not allocated to any Trading Advisor.

RCM, PGR, ROW, TWC, Claughton and DCM are technical traders, and as such, their programs do not predict price movements.  No fundamental economic supply or demand analysis is used in attempting to identify mispricing in the market, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are made.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and any state agencies having jurisdiction over the Trust; calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust), directing payment of the management and incentive fees payable to the Investment Manager under the Investment Management Agreement  and (in its role as managing member of each RJ OASIS series and each Trading Company) directing payment of the management and incentive fees payable to the Trading Advisors under the Advisory Agreements, as applicable.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of March 31, 2016, Wells held approximately $1,993,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of March 31, 2016, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $19,713 and $20,248 as of March 31, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiaries: the LLC through the Termination Date (see Note (1) above), the OASIS Centurion Asset Mgmt Series (through January 31, 2016), OASIS Turing Wheel Capital Series, OASIS Claughton Capital Series, and OASIS Degraves Capital Mgmt PTY Series (effective January 9, 2016).  The consolidated financial statements also include the controlling and majority equity interest in the OASIS Revolution Capital Mgmt Series, OASIS PGR Capital Series and OASIS ROW Asset Mgmt Series.  Interests in such series of RJ OASIS not wholly-owned by the Trust are shown as non-controlling interests.  All material intercompany transactions have been eliminated upon consolidation.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of March 31, 2016, Wells held approximately $1,993,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(g)         Valuation of Assets Held at Refco Capital Markets, Ltd.

The Trust recorded an impairment charge against its assets held at REFCO, LTD at December 31, 2005, based on management’s estimate of fair value at that time.  Subsequent recoveries from REFCO, LTD were credited against the then book value of the claim.  On June 28, 2007, the Trust’s cumulative recoveries from REFCO, LTD exceeded the book value of the impaired assets held at REFCO, LTD, which resulted in no remaining book value for those assets.  All recoveries in excess of the book value of the impaired assets have been recorded as “Collections in excess of impaired value” on the Trust’s consolidated statements of operations.  As part of the winding down of the LLC, US Bank, as Manager of the LLC, has taken into full account the LLC’s liabilities and assets, and has made payment and otherwise provided for all remaining LLC’s debits and liabilities.

(h)         Recent Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Trust’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  The Trust has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds.  The ASU is effective for the Trust for this first quarter of 2016.  The guidance also requires retrospective or modified retrospective application to all prior periods presented.  The adoption of this ASU did not have a material impact on the Trust’s  consolidated accounting policy.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient.  ASU 2015-07 is effective for the Trust for this first quarter of 2016.  The guidance also requires retrospective application to all prior periods presented.  The adoption of this ASU did not have a material impact on its consolidated financial statements, as the Trust has no investments where fair value is measured using the practical expedient.

(3)         Fees

Management fees are accrued and paid monthly by the relevant series’ Trading Company.  Incentive fees are accrued monthly and paid quarterly, as applicable, by the relevant series’ Trading Company.  Trading decisions for the period of these financial statements were made by the Trading Advisors.

Pursuant to the Trust Agreement, the Trust pays the Managing Owner a fee of 0.50% of the Trust’s month-end net assets on an annual basis.  The Managing Owner fee was not paid on the LLC’s net assets.

Pursuant to the Investment Management Agreement, the Trust pays RPM a monthly management fee at a rate of 0.0625% (a 0.75% annual rate) of the Trust’s month-end net asset calculated after determined and before reduction for any RPM management fees then being calculated and all other fees and expenses as of such month end, and before giving effect to any subscriptions for units in the Trust made as of the beginning of the month immediately following such month end and to any distributions or redemptions accrued during or as of such month end. These management fees were not paid on the LLC’s net assets.

Pursuant to the Investment Management Agreement, RPM will receive from the Class C and D units a quarterly incentive fee of 10% of any “New Appreciation”, if any, of any New Assets.  “New Assets” are that portion of the assets contributed to the Trust from the date of the Investment Management Agreement.  New Appreciation in any quarter is equal to the amount by which the net asset value of the New Assets, prior to reduction for any accrued RPM performance fee, but after reduction for all other fees and expenses allocable to the New Assets (including the RPM management fee and management and incentive fees paid to the Trading Advisors, as described below), exceeds the cumulative trading profit as of any previous calendar quarter-end.  Interest income shall not be taken into account in calculating New Appreciation.  This incentive fee was not paid on the LLC’s capital appreciation (if any).

Pursuant to the Advisory Agreements, each Trading Advisor receives from the relevant series’ Trading Company a monthly management fee ranging from 0.042% to 0.083% (a 0.5% to 1% annual rate) of the Trust’s month-end net assets calculated after deduction of brokerage fees, but before reduction for any incentive fee or other costs and before inclusion of new unitholder subscriptions and redemptions for the month.  These management fees were not paid on the LLC’s net assets.

Pursuant to its Advisory Agreement, each Trading Advisor may also receive from the relevant series’ Trading Company a quarterly incentive fee ranging from 15% to 20% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Trading Advisor’s portion of the assets allocated to them.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.  These incentive fees were not paid on the LLC’s capital appreciation (if any).

For a description of the fees paid by the Trust to RJOIM, the Trust’s cash manager, see Note (9).

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

Net trading results from derivatives for the three month periods ended March 31, 2016 and 2015, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

The Trust, through its indirect investment in the Trading Companies, may invest its margin in fixed income securities as permitted by CFTC regulations regarding acceptable securities for investment of segregated assets and the RJOIM agreement with the Trust.  Such acceptable securities, include, but are not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

The Beneficial Owners bear the risk of loss only to the extent of the market value of their respective investments in the Trust.

See Note (10) for further details on Derivative Instruments and Hedging Activities

(6)         Fair Value Measurements
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

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of March 31, 2016 and December 31, 2015, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2016 and December 31, 2015, respectively, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$2,645	$-	$-	$2,645
	2,645	-	-	2,645
Liabilities
Options written on futures contracts	(12,590)	-	-	(12,590)
	(12,590)	-	-	(12,590)

Total fair value	$(9,945)	$-	$-	$(9,945)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$3,414	$-	$-	$3,414
	3,414	-	-	3,414
Liabilities
Options written on futures contracts	(8,059)	-	-	(8,059)
	(8,059)	-	-	(8,059)

Total fair value	$(4,645)	$-	$-	$(4,645)

(7)         Operations

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

Commodity brokerage commissions on a per trade (“half-turn”) basis, in addition to any transactional (floor brokerage, give-up charges, NFA, clearing and exchange) fees are typically paid to the clearing broker at the time of the initial purchase (or sale) and again at the subsequent sale (or purchase) of a commodity futures contract.  These half-turn commission and fees are charged to expense when incurred.

“Commission and fees” included the following across each class of units (1):

Recipient	Nature of Payment	Class A Units	Class B Units	Class C Units	Class D Units (2)
Managing Owner	Managing Owner Fee	0.50%	0.50%	0.50%	0.50%
Selling Agents	Selling Commission	2.00%	0.00%	0.00%	2.00%
Selling Agents	Selling Commission (initial sales charge) (3)	0.00%	0.00%	0.00%	2.00%
Managing Owner	Wholesale Fee (4)	0.00%	0.00%	0.35%	0.35%
Clearing Broker	Clearing, NFA and exchange fees (approximately) (5)	1.83%	1.83%	1.83%	1.83%

		4.33%	2.33%	2.68%	6.68%

(1)  The above costs, fees and expenses are reflected in the commission by class line on the consolidated statement of operations.  Commissions are not paid with respect to the LLC’s net assets.

(2)  As of March 31, 2016, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three month periods ended March 31, 2016, and 2015, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  As of March 31, 2016, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class C*
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Per share operating performance:
Net asset value of Trading units, beginning of period	$58.09	$67.49	$66.84	$76.11	$-	$-
Total Trading income (loss):
Trading gain (loss)	5.63	3.19	6.48	3.57	-	-
Investment income	0.03	-	0.04	-	-	-
Expenses	(2.23)	(2.35)	(2.22)	(2.23)	-	-
Trading income (loss)	3.43	0.84	4.30	1.34	-	-
Net asset value of Trading units, end of period	$61.52	$68.33	$71.14	$77.45	$-	$-

Total return:
Total return before incentive fees	6.46%	2.02%	6.98%	2.52%	-	5.22%
Less incentive fee allocations	(0.56%)	(0.77%)	(0.55%)	(0.76%)	-	(1.22%)
Total return	5.90%	1.25%	6.43%	1.76%	-	4.00%

Ratios to average net assets:
Trading income (loss)	5.71%	1.28%	6.13%	1.75%	-	3.93%
Expenses:
Expenses, less incentive fees	(3.13%)	(2.70%)	(2.60%)	(2.14%)	-	(0.49%)
Incentive fees	(0.56%)	(0.77%)	(0.55%)	(0.76%)	-	(1.22%)
Total expenses	(3.69%)	(3.47%)	(3.15%)	(2.90%)	-	(1.71%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the periods ended March 31, 2016 and 2015, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

*No financial highlights per share operating performance has been presented for Class C units for the first quarter of 2015 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.

(9)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  As of March 31, 2016, the Trust’s deposits held by RJOIM consisted of cash of $1,993,000.  Since August 1, 2014, RJOIM continues to waive its advisory fee.

(10)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2016
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$86,380	$(102,038)	$(15,658)
Currency	12,830	(11,688)	1,142
Energy	47,251	(59,953)	(12,702)
Indices	43,064	(4,547)	38,517
Interest rates	9,015	(14,181)	(5,166)
Metals	-	(16,078)	(16,078)
	$198,540	$(208,485)	$(9,945)

As of December 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$32,649	$(61,049)	$(28,400)
Currency	26,412	(863)	25,549
Energy	104,889	(74,035)	30,854
Indices	5,225	(23,774)	(18,549)
Interest rates	4,782	(21,653)	(16,871)
Metals	11,985	(9,213)	2,772
	$185,942	$(190,587)	$(4,645)

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the consolidated statements of financial condition as of March 31, 2016 and 2015, respectively.

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2016	2015
Agriculture	$(28,617)	$27,009
Currency	54,881	(21,830)
Energy	100,861	144
Indices	288,800	238,957
Interest rates	211,092	353,411
Metals	11,169	(131,405)
	$638,186	$466,286

See Note (5) for additional information on the trading of derivatives not designed as hedging instruments and the related risks.

(11)       Offsetting

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of March 31, 2016 and December 31, 2015:

	Offsetting of Derivative Assets

	As of March 31, 2016			As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures and forward contracts	$198,540	$(195,895)	$2,645	$185,942	$(182,528)	$3,414

	$198,540	$(195,895)	$2,645	$185,942	$(182,528)	$3,414

	Derivative Assets and Collateral Held by Counterparty

	As of March 31, 2016				As of December 31, 2015
	Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Assets in the	Gross Amounts Not Offset in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and	Statement of Financial	Financial	Cash Collateral	Net	Statement of Financial	Financial	Cash Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS RCM, LLC	$(15,077)	$-	$-	$(15,077)	$-	$-	$-	$-
OASIS PGR, LLC	(18,604)	-	-	(18,604)	(26,242)	-	-	(26,242)
OASIS ROW, LLC	(9,167)	-	-	(9,167)	11,674	-	-	11,674
OASIS TWC, LLC	-	-	-	-	(715)	-	-	(715)
OASIS Claughton, LLC	45,493	-	-	45,493	18,697	-	-	18,697

	$2,645	$-	$-	$2,645	$3,414	$-	$-	$3,414

	Offsetting of Derivative Liabilities

	As of March 31, 2016			As of December 31, 2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Futures and forward contracts	$195,895	$(195,895)	$-	$182,528	$(182,528)	$-
Options written on futures contracts	12,590	-	12,590	8,059	-	8,059

	$208,485	$(195,895)	$12,590	$190,587	$(182,528)	$8,059

	Derivative Liabilities and Collateral Pledged by Counterparty

	As of March 31, 2016				As of December 31, 2015
Individual Trading Companies	Net Amount of Liabilities in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Liabilities in the Statement of	Gross Amounts Not Offset in the Statement of Financial Condition
(with derivative liabilities and	Financial	Financial	Cash Deposits	Net	Financial	Financial	Cash Deposits	Net
collateral held by RJO)	Condition	Instruments	Held by Broker	Amount	Condition	Instruments	Held by Broker	Amount

OASIS ROW, LLC	$12,590	$(12,590)	$-	$-	$8,059	$(8,059)	$-	$-

	$12,590	$(12,590)	$-	$-	$8,059	$(8,059)	$-	$-

(12)       Subsequent Events

As of May 1, 2016, the Trust partially redeemed out of the “OASIS ROW Asset Mgmt Series” (managed by ROW) and after month-end reallocation subscribed to allocate those funds to the cash investment account at Wells to be managed by RJOIM.  The amount redeemed out of the OASIS ROW Asset Mgmt Series was $157,000 and the amount allocated to Wells was $157,000 after the month-end reallocation.

The Trust expects to pay annual expenses of approximately 9.26% (for Class C units) to 14.11% (for Class D units) after taking into account estimated interest income of its average month-end assets.

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

The Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  RJOFM is the managing member of each RJ OASIS series and each Trading Company.  RJOFM has no equity interest in any RJ OASIS series or Trading Company.

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of March 31, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2016, prior to quarter-end reallocation, RCM was managing 19.66%, PGR 17.91%, ROW 18.16%, TWC 4.66%, Claughton 5.31% and DCM 4.71% of the Trust’s assets, respectively.  Approximately 29.59% of the Trust’s assets were not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $19,713 and $20,248 as of March 31, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the three month period ended March 31, 2016, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.   For the three month period ended March 31, 2016, the Beneficial Owners redeemed a total of 3,146 Class A units for $193,140.  No Beneficial Owners Class B units or Class C units were redeemed during this period.  The Managing Owner did not redeem any units during the three month period ended March 31, 2016.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of March 31, 2016, the market sectors where the Trust maintained an investment having the highest exposure were: Indices having a net long value of $38,517, Currencies having a net long value of $1,142, Interest Rates having a net short value of $5,166, Energy having a net short value of $12,702, Agricultural having a net short value of $15,658 and Metals having a net short value of $16,078.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the three month period ended March 31, 2016, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month period ended March 31, 2016 and 2015, RJO had paid or accrued to pay interest to the Trust of $2,125, and $325, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of March  31, 2016, Wells held approximately $1,993,000 of the Trust’s assets.  For the three month period ended March 31, 2016 and March 31, 2015, the assets held in this account earned $1,789 and $165 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of March 31, 2016, trading decisions for the Trust have been delegated to six independent Trading Advisors:  RCM, PGR, ROW, TWC, Claughton and DCM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended March 31, 2016

The Trust posted a gain of $381,127 or $3.43 per trading unit for Class A units and a gain of $4,107 or $4.30 for Class B units.  There were no Class C units held during the quarter ended March 31, 2016 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2016, Class A units have lost 24.80% since their first issuance in June 1997.  Class B units have lost 40.42% since their first issuance in January 2009.

As of March 31, 2016, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (19.66%), PGR (17.91%), ROW (18.16%), TWC (4.66%), Claughton (5.31%) and DCM (4.71%), with the remaining percentage allocated to cash.

In January, market action was almost solely driven by deteriorating investor sentiment fueled by the oil glut and concerns about China’s slowing economy.  After the first historic Fed rate hike in seven years, the U.S. dollar remained historically strong in anticipation of further rate increases.  The U.S. dollar strength has put pressure on dollar-linked currencies such as the Chinese renminbi and the Hong Kong dollar.  The dollar-pegged currencies of the Gulf States have also been under pressure as the oil glut has been eroding their petrodollar income.  Free-floating currencies of other commodity producing emerging countries like Brazil, South Africa, and Russia have been in free fall.  Equities and developed fixed income yields have fallen in tandem with crude oil.  Bearish equity and commodity markets only found some solid ground at the end of the month.  The reversal was induced by central banks’ comments starting with the speech of the European Central Bank’s (“ECB”’) Mario Draghi expressing that ECB has further tools to push inflation up close to target.  ECB’s effort to calm the markets was further supported by its U.S. counterpart’s comment indicating a rate hike at the March Federal Open Market Committee (“FOMC”) meeting as less likely.  At the end of the month, oil bulls could take a breather as oil prices rebounded some 25% from a 14-year low on speculation that Russia may cooperate in production cuts with the Organization of Petroleum Exporting Countries.  However, this speculation was later downplayed by comments from the Saudis.

In February, equities continued to trade in concert with oil prices.  During the first half of the month, market sentiment turned bearish once again amid lingering concerns about global growth, corporate earnings, and stubbornly low inflation.  Equities retreated across the board in tandem with sliding oil prices; the U.S. dollar dropped against all of its major counterparts; gold jumped; the VIX spiked and bonds rallied.  In the second half of the month, stock markets rebounded forcefully as oil prices rallied on news that Saudi Arabia, Russia, and two other producers would agree to a production “freeze”.  Elsewhere in commodities, the rally in gold was halted; in currencies, the U.S. dollar trimmed its losses as Sterling attracted much of the attention with the Brexit exit worries keeping the pound under pressure; in fixed income, however, yields continued lower, especially in Europe and Japan, as inflation figures failed to lift off, fueling expectations for more quantitative easing (“QE”) in the near future.

In March, overall bullishness gained additional strength helped by a combination of much-stronger-than-expected U.S. data, in particular a sturdy U.S. Jobs Report, paired with surprisingly dovish comments by the Fed, further monetary stimuli by other central banks, namely the ECB, and ongoing talks between Saudi Arabia and Russia about limiting oil production.  Equities and commodities rallied throughout the month.  For example, commodities, in mid-March, crude oil breached U.S. $40 per barrel as hopes for an output freeze by major producers drove prices higher.  In currencies, the U.S. dollar depreciated against most other currencies, major and emerging, after particularly cautious comments made by Fed officials.  In fixed income, initially, yields jumped as optimism about the global economy returned before dropping back again mid-month after the ECB had unleashed a bigger-than-expected stimulus package expanding its QE and cutting interest rates further.

Fiscal Quarter ended March 31, 2015

The Trust posted a gain of $117,185 or $0.84 per trading unit for Class A units, a gain of $1,358 or $1.34 for Class B units, and a gain of $20,020 or $3.05 per trading unit for Class C units for the quarter ended March 31, 2015 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2015, Class A units have lost 16.47% since their first issuance in June 1997.  Class B units have lost 35.14% since their first issuance in January 2009.

As of March 31, 2015, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (15.14%), PGR (23.47%), CIM (36.00%) and ROW (21.21%), with the remaining percentage allocated to cash.

Market action in January 2015 was dominated by central bank activity.  On January 15th, the Swiss National Bank’s surprising decision to remove its currency peg against the Euro sent shock waves through global markets, with at least two big retail FX brokerages going bust overnight.  A week later, in a dramatic change of policy, the ECB finally announced its own long-awaited quantitative easing program, which turned out to be much bigger-than-expected, further hurting the Euro but providing support for equity markets.  Yet another week later, this was followed by rather dovish FOMC statements indicating patience on raising rates amid weaker economic conditions in the U.S., which partly reversed the previous moves in stocks and FX.  The Greek leftist party, Syriza, winning the election in Greece further added to overall uncertainty towards month-end.  Thus, whereas the currency and, in particular, equity markets provided managers with choppy trading conditions, global bond markets continued to rally amid the gloomy mood providing managers with profitable trading conditions.  In commodity markets, with no production cuts insight and weaker global demand in general, oil continued on its downward path dropping below U.S. $50 per barrel.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2016.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) All units sold during the twelve-month periods ending March 31, 2016, 2015 and 2014, respectively, were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2016:

	Units Redeemed		Redemption Date NAV per Unit
Month	Class A	Class B	Class A	Class B
January	1,166	-	$60.34	$69.54
February	581	-	$63.21	$72.98
March	1,399	-	$61.52	$71.14

Total	3,146	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

10.02	Third Amendment to Advisory Agreement, made as of March 1, 2016, by and among OASIS ROW LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. *

10.03	Fourth Amendment to Advisory Agreement, made as of April 1, 2016, by and among OASIS ROW LLC, R. J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. *

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

Date:       May 13, 2016

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer