Form 10-Q
period 2016-06-30
RJO GLOBAL TRUST
filed 2016-08-12
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets
	June 30,	December 31,
	2016	2015
	UNAUDITED	AUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$4,320,265	$5,323,944
Unrealized gain on open contracts	369,014	3,414
Total due from broker	4,689,279	5,327,358

Cash and cash equivalents on deposit with affiliate	1,744,118	1,449,723
Cash on deposit with bank	159,531	92,621
Interest receivable	526	304
Receivable from US Bank	18,752	20,248

Total Assets	$6,612,206	$6,890,254

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Options written on futures contracts (premiums received $7,285 and $7,356, respectively)	7,300	8,059
Accrued commissions	13,277	13,781
Accrued management fees	14,652	14,747
Accrued incentive fees	26,279	12,324
Accrued operating expenses	131,802	170,958
Accrued offering expenses	14,524	328
Redemptions payable-Trading	75,174	29,009
Distribution payable - Non-Trading	18,752	20,248

Total liabilities	301,760	269,454

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (102,196 and 110,812 units outstanding at June 30, 2016 and December 31, 2015, respectively)	6,124,677	6,437,129
Class B (839 and 955 units outstanding at June 30, 2016 and December 31, 2015, respectively)	58,440	63,836
Managing owner (535 Class A units outstanding at June 30, 2016 and December 31, 2015)	32,063	31,079

Total unitholders' capital	6,215,180	6,532,044

Non-Controlling Interests	95,266	88,756

Total Capital	6,310,446	6,620,800

Total Liabilities and Unitholders' Capital	$6,612,206	$6,890,254

Net asset value per unit:
Trading:
Class A	$59.93	$58.09
Class B	$69.65	$66.84

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Condensed Consolidated Schedule of Investments

	June 30, 2016		December 31, 2015
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED		AUDITED
Long Positions
Futures Positions
Agriculture	0.98%	$61,581	-0.17%	$(10,975)
Currency	0.69%	43,275	0.06%	4,031
Energy	0.11%	6,870	-0.43%	(28,234)
Indices	0.39%	24,300	-0.05%	(3,318)
Interest rates	2.72%	171,846	-0.16%	(10,506)
Metals	1.01%	64,025	0.00%	-

Total long positions on open contracts		$371,897		$(49,002)

Short Positions
Futures Positions
Agriculture	0.08%	$5,283	-0.26%	$(17,425)
Currency	0.65%	40,934	0.33%	21,518
Energy	-0.50%	(31,495)	0.89%	59,088
Indices	-0.01%	(869)	-0.23%	(15,231)
Interest rates	-0.02%	(1,248)	0.03%	1,694
Metals	-0.25%	(15,488)	0.04%	2,772

Total short positions on open contracts		$(2,883)		$52,416

Total unrealized gain on open contracts		$369,014		$3,414

Short put options on futures contracts
Energy (premiums received - $4,017 and $0, respectively)	-0.05%	$(3,290)	0.00%	$-
Interest rates (premiums received - $0 and $4,356, respectively)	0.00%	-	-0.11%	(7,440)

Total short put options on futures contracts		$(3,290)		$(7,440)

Short call options on futures contracts
Energy (premiums received - $3,268 and $0, respectively)	-0.06%	$(4,010)	0.00%	$-
Interest rates (premiums received - $0 and $3,000, respectively)	0.00%	-	-0.01%	(619)

Total short call options on futures contracts		$(4,010)		$(619)

Total Options written on futures contracts		$(7,300)		$(8,059)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$(304,076)	$(754,013)	$299,666	$16,027
Change in unrealized gain (loss) on open positions	364,481	(169,938)	366,289	(451,006)
Foreign currency transaction gain (loss)	(4,359)	19,072	28,277	(3,614)
Total Trading gain (loss)	56,046	(904,879)	694,232	(438,593)

Net investment income (loss):
Interest income	4,005	367	7,919	857
Total net investment income (loss)	4,005	367	7,919	857

Expenses:
Commissions - Class A	73,233	90,929	144,742	193,274
Commissions - Class B	403	448	775	918
Commissions - Class C	-	-	-	865
Commissions - Non-controlling interests	719	661	1,395	661
Management fees	43,937	58,754	91,111	123,100
Incentive fees	26,279	11,931	64,514	86,742
Investment Manager Incentive fees	-	-	-	2,224
Ongoing offering expenses	9,225	8,650	18,700	13,600
Operating expenses	82,500	84,550	165,876	162,750
Total expenses	236,296	255,923	487,113	584,134

Trading income (loss)	(176,245)	(1,160,435)	215,038	(1,021,870)

Less: Operations attributed to non-controlling interests	461	(14,555)	6,510	(14,555)

Trading income (loss) net of non-controlling interests	(176,706)	(1,145,880)	208,528	(1,007,315)

Non-Trading income (loss):
Interest on Non-Trading reserve	-	12	-	25
Legal and administrative fees	-	(219,852)	-	(301,763)
Management fees paid to US Bank	-	(407,083)	-	(451,942)
Non-Trading income (loss)	-	(626,923)	-	(753,680)

Net income (loss)	$(176,706)	$(1,772,803)	$208,528	$(1,760,995)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statement of Changes in Unitholders’ Capital
For the six months ended June 30, 2016
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B		Beneficial Owners - Trading Class C
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2015	110,812	$6,437,129	955	$63,836	-	-
Trading income (loss)	-	204,898	-	2,646	-	-
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	(8,616)	(517,350)	(116)	(8,042)	-	-
Balances at June 30, 2016	102,196	$6,124,677	839	$58,440	-	$-

Unitholders' Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders' Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2015	535	$31,079	112,302	$6,532,044	-	$88,756
Trading income (loss)	-	984	-	208,528	-	6,510
Unitholders' contributions	-	-	-	-	-	-
Unitholders' redemptions	-	-	(8,732)	(525,392)	-	-
Balances at June 30, 2016	535	$32,063	103,570	$6,215,180	-	$95,266

Total Unitholders Capital at June 30, 2016						$6,310,446
	Unitholders'	Unitholders'
	Capital	Capital

	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2015	$58.09	$66.84
Net change per unit	1.84	2.81
Net asset value per unit at June 30, 2016	$59.93	$69.65

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  RPM has been registered with the CFTC as a commodity trading advisor (CTA), and has been a member in good standing of the NFA in such capacity, since August 27, 2015.   Prior to August 27, 2015, RPM was exempt from registration as a CTA pursuant CFTC Rule 4.14(a)(10) as (i) during the course of any 12-month periods, it had not furnished commodity trading advice to more than 15 persons; and (ii) it did not hold itself out generally to the public as a CTA.  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to the Trading Advisors, representing the Investment Manager’s “Evolving Manager Program”.  RPM is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program.  RPM is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s investment in RJ OASIS (as defined below).  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of June 30, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2016, prior to quarter-end reallocation, RCM was managing 18.08%, PGR 24.35%, ROW 12.40%, TWC 4.68%, Claughton 6.33% and DCM 5.52% of the Trust’s assets, respectively.  Approximately 28.64% of the Trust’s assets were not allocated to any Trading Advisor.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the three and six month periods ended June 30, 2016 and 2015, RJO had paid or accrued to pay interest to the Trust of $2,111, $4,236, $129 and $454, respectively.

On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of June 30, 2016, Wells held approximately $1,745,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  For the three and six month periods ended June 30, 2016 and 2015, the assets held in this account earned $1,894, $3,683, $238 and $403 of interest income, respectively.

As of June 30, 2016, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $18,752 and $20,248 as of June 30, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of June 30, 2016, Wells held approximately $1,745,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Net trading results from derivatives for the six month periods ended June 30, 2016 and 2015, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of June 30, 2016 and December 31, 2015, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2016 and December 31, 2015, respectively, the Trust did not have any Level 3 assets or liabilities.

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The Trust’s exchange-traded futures contracts and options on futures contracts are valued based on quoted prices (unadjusted) in active markets for identical assets or liabilities.  The Trust’s forward currency contracts and options on forward currency contracts are based on third-party quoted dealer values on the interbank market, based on similar assets or liabilities.  As of June 30, 2016 and December 31, 2015, respectively, the Trust did not have any forward currency contracts or options on forward contracts.

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$369,014	$-	$-	$369,014
	369,014	-	-	369,014
Liabilities
Options written on futures contracts	(7,300)	-	-	(7,300)
	(7,300)	-	-	(7,300)

Total fair value	$361,714	$-	$-	$361,714

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Unrealized gain on open contracts:
Futures positions	$3,414	$-	$-	$3,414
	3,414	-	-	3,414
Liabilities
Options written on futures contracts	(8,059)	-	-	(8,059)
	(8,059)	-	-	(8,059)

Total fair value	$(4,645)	$-	$-	$(4,645)

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

(2)  As of June 30, 2016, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and six month periods ended June 30, 2016, and 2015, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  No financial highlights per share operating performance has been presented for Class C units for the second quarter of 2015 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.  As of June 30, 2016, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Per share operating performance:
Net asset value of Trading units, beginning of period	$61.52	$68.33	$71.14	$77.45	$58.09	$67.49	$66.84	$76.11
Total Trading income (loss):
Trading gain (loss)	0.57	(6.87)	0.67	(7.80)	6.20	(3.68)	7.15	(4.23)
Investment income	0.04	-	0.04	-	0.07	0.01	0.08	0.01
Expenses	(2.20)	(1.98)	(2.20)	(1.90)	(4.43)	(4.34)	(4.42)	(4.14)
Trading income (loss)	(1.59)	(8.85)	(1.49)	(9.70)	1.84	(8.01)	2.81	(8.36)
Net asset value of Trading units, end of period	$59.93	$59.48	$69.65	$67.75	$59.93	$59.48	$69.65	$67.75

Total return:
Total return before incentive fees	(2.17%)	(12.82%)	(1.68%)	(12.37%)	4.15%	(10.91%)	5.19%	(10.04%)
Less incentive fee allocations	(0.41%)	(0.14%)	(0.41%)	(0.15%)	(0.98%)	(0.96%)	(0.98%)	(0.94%)
Total return	(2.58%)	(12.96%)	(2.09%)	(12.52%)	3.17%	(11.87%)	4.21%	(10.98%)

Ratios to average net assets:
Trading income (loss)	(2.80%)	(14.22%)	(2.47%)	(13.51%)	3.20%	(11.96%)	4.18%	(11.03%)
Expenses:
Expenses, less incentive fees	(3.31%)	(3.01%)	(2.81%)	(2.50%)	(6.46%)	(5.72%)	(5.46%)	(4.64%)
Incentive fees	(0.41%)	(0.14%)	(0.41%)	(0.15%)	(0.98%)	(0.96%)	(0.98%)	(0.94%)
Total expenses	(3.72%)	(3.15%)	(3.22%)	(2.65%)	(7.44%)	(6.68%)	(6.44%)	(5.58%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six month periods ended June 30, 2016 and 2015, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

(9)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  As of June 30, 2016, the Trust’s deposits held by RJOIM consisted of cash of $1,745,000.  Since August 1, 2014, RJOIM continues to waive its advisory fee.

(10)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2016
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$123,133	$(56,269)	$66,864
Currency	87,826	(3,617)	84,209
Energy	15,467	(47,392)	(31,925)
Indices	37,275	(13,844)	23,431
Interest Rates	171,846	(1,248)	170,598
Metals	59,045	(10,508)	48,537
	$494,592	$(132,878)	$361,714

As of December 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$32,649	$(61,049)	$(28,400)
Currency	26,412	(863)	25,549
Energy	104,889	(74,035)	30,854
Indices	5,225	(23,774)	(18,549)
Interest rates	4,782	(21,653)	(16,871)
Metals	11,985	(9,213)	2,772
	$185,942	$(190,587)	$(4,645)

The above reported fair values are included in equity in commodity trading accounts – unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015, respectively.

Trading gain (loss) for the following periods:

	Six Months Ended June 30,
Type of Futures Contracts	2016	2015
Agriculture	$134,516	$(18,170)
Currency	63,370	(298,355)
Energy	(64,464)	(54,835)
Indices	(9,103)	(19,455)
Interest Rates	541,312	107,464
Metals	28,601	(155,242)
	$694,232	$(438,593)

	Three Months Ended June 30,
Type of Futures Contracts	2016	2015
Agriculture	$163,133	$(45,178)
Currency	8,489	(276,525)
Energy	(165,325)	(54,979)
Indices	(297,904)	(258,412)
Interest Rates	330,221	(245,948)
Metals	17,432	(23,837)
	$56,046	$(904,879)

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of June 30, 2016 and December 31, 2015:

	Offsetting of Derivative Assets

	As of June 30, 2016			As of December 31, 2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Futures and forward contracts	$494,592	$(125,578)	$369,014	$185,942	$(182,528)	$3,414

	$494,592	$(125,578)	$369,014	$185,942	$(182,528)	$3,414

	As of June 30, 2016				As of December 31, 2015
	Net Amount of Assets in the Statement of Financial Condition				Net Amount of Assets in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and collateral held by RJO)		Gross Amounts Not Offset in the Statement of Financial Condition				Gross Amounts Not Offset in the Statement of Financial Condition

		Financial Instruments	Cash Collateral Received	Net Amount		Financial Instruments	Cash Collateral Received	Net Amount

OASIS RCM, LLC	$(2,666)	$-	$-	$(2,666)	$-	$-	$-	$-
OASIS PGR, LLC	148,658	-	-	148,658	(26,242)	-	-	(26,242)
OASIS ROW, LLC	114,257	-	-	114,257	11,674	-	-	11,674
OASIS TWC, LLC	3,055	-	-	3,055	(715)	-	-	(715)
OASIS Claughton, LLC	105,710	-	-	105,710	18,697	-	-	18,697

	$369,014	$-	$-	$369,014	$3,414	$-	$-	$3,414

	Offsetting of Derivative Liabilities

	As of June 30, 2016			As of December 31, 2015
			Net Amounts of Liabilities Presented in the Statement of Financial Condition			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition

Description

Futures and forward contracts	$125,578	$(125,578)	$-	$182,528	$(182,528)	$-
Options written on futures contracts	7,300	-	7,300	8,059	-	8,059

	$132,878	$(125,578)	$7,300	$190,587	$(182,528)	$8,059

	Derivative Liabilities and Collateral Pledged by Counterparty

	As of June 30, 2016				As of December 31, 2015
	Net Amount of Liabilities in the Statement of Financial Condition				Net Amount of Liabilities in the Statement of Financial Condition
Individual Trading Companies (with derivative liabilities and collateral held by RJO)		Gross Amounts Not Offset in the Statement of Financial Condition				Gross Amounts Not Offset in the Statement of Financial Condition

		Financial Instruments	Cash Deposits Held by Broker	Net Amount		Financial Instruments	Cash Deposits Held by Broker	Net Amount

OASIS ROW, LLC	$7,300	$(7,300)	$-	$-	$8,059	$(8,059)	$-	$-

	$7,300	$(7,300)	$-	$-	$8,059	$(8,059)	$-	$-

(12)       Subsequent Events

As of July 25, 2016, the Trust partially redeemed out of the “OASIS Revolution Capital Mgmt Series” (managed by RCM) and partially redeemed out of the “OASIS PGR Capital Series” (managed by PGR) and subscribed to allocate those funds to the cash investment account at Wells to be managed by RJOIM.  The amounts redeemed out of the OASIS Revolution Capital Management Series and the OASIS PGR Capital Series was $166,667, and $400,000, respectively, and the amount allocated to Wells was $566,667.

As of August 1, 2016 the Trust partially redeemed out of the “OASIS Revolution Capital Mgmt Series” (managed by RCM); “OASIS ROW Asset Mgmt Series” (managed by ROW) and the “OASIS Degraves Capital Mgmt PTY Series” (managed by DCM ) and after month-end reallocations subscribed to invest into the “OASIS Turning Wheel Capital Series” (managed by TWC) and into the “OASIS Claughton Capital Series” (managed by Claughton), and subscribed to allocate the excess funds to the cash investment account at Wells to be managed by RJOIM.   The amounts redeemed out of the OASIS Revolution Capital Mgmt Series, OASIS ROW Asset Mgmt Series and OASIS Degraves Capital Mgmt PTY Series was $41,100, $164,656, and $24,058, respectively; and the amount allocated to OASIS Turning Wheel Capital Series and OASIS Claughton Capital Mgmt PTY Series was $15,773, and $17,243, respectively; and the amount allocated to Wells was $196,798 after month-end reallocation.

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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  RPM has been registered with the CFTC as a commodity trading advisor (CTA), and has been a member in good standing of the NFA in such capacity, since August 27, 2015.  Prior to August 27, 2015, RPM was exempt from registration as a CTA pursuant CFTC Rule 4.14(a)(10) as (i) during the course of any 12-month periods, it had not furnished commodity trading advice to more than 15 persons; and (ii) it did not hold itself out generally to the public as a CTA.  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to the Trading Advisors, representing the Investment Manager’s “Evolving Manager Program”.  RPM is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program.  RPM is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s investment in RJ OASIS (as defined below).  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of June 30, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2016, prior to quarter-end reallocation, RCM was managing 18.08%, PGR 24.35%, ROW 12.40%, TWC 4.68%, Claughton 6.33% and DCM 5.52% of the Trust’s assets, respectively.  Approximately 28.64% of the Trust’s assets were not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $18,752 and $20,248 as of June 30, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the six month period ended June 30, 2016, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the six month period ended June 30, 2016, the Beneficial Owners redeemed a total of 8,732 units for $525,392.  For the six month period ending June 30, 2016, the Beneficial Owners redeemed a total of 8,616 Class A units for $517,350 and 116 Class B units for $8,042.  No Beneficial Owners Class C units were redeemed during this period.  The Managing Owner did not redeem any units during the six month period ended June 30, 2016.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of June 30, 2016, the market sectors where the Trust maintained an investment having the highest exposure were: Interest Rates having a net long value of $170,598, Currencies having a net long value of $84,209, Agricultural having a net long value of $66,864, Metals having a net long value of $48,537, Indices having a net long value of $23,431 and Energy having a net short value of $31,925.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the six month period ended June 30, 2016, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three and six month periods ended June 30, 2016 and 2015, RJO had paid or accrued to pay interest to the Trust of $2,111, $4,236, $129 and $454, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of June 30, 2016, Wells held approximately $1,745,000 of the Trust’s assets.  For the three and six month periods ended June 30, 2016 and 2015, the assets held in this account earned $1,894, $3,683, $238 and $403 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of June 30, 2016, trading decisions for the Trust have been delegated to six independent Trading Advisors:  RCM, PGR, ROW, TWC, Claughton and DCM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended June 30, 2016

The Trust posted a loss of $(175,225) or $(1.59) per trading unit for Class A units and a loss of $(1,481) or $(1.49) for Class B units.  There were no Class C units held during the quarter ended June 30, 2016 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of June 30, 2016, Class A units have lost 26.74% since their first issuance in June 1997.  Class B units have lost 41.66% since their first issuance in January 2009.

As of June 30, 2016, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (18.08%), PGR (25.35%), ROW (12.40%), TWC (4.68%), Claughton (6.33%), and DCM (5.52%), with the remaining percentage allocated to cash.

In April 2016, market sentiment got caught up between recovering oil prices, on one hand, and disappointing earnings and central banks’ inertia on the other.  The main theme was the resilient rally in energies.  Throughout the month, oil prices continued to rise, although with significant day-to-day volatility; Brent crude breaching US$45 per barrel.  Elsewhere, market direction was less clear.  In equities, at the beginning of the month, stocks remained under pressure amid concerns about global growth and dovish minutes for the Fed.  Then, equity markets rebounded forcefully boosted by the jump in oil prices, subsequently climbing to fresh 2016 highs.  Towards month end, however, stocks slipped again as a lackluster earnings season and disappointing economic growth dampened investor sentiment.  In fixed income, government bond yields pretty much followed equity markets and the overall changes in risk appetite.  In currencies, the U.S. dollar remained under pressure and the Japanese yen surged as the Fed expectedly left rates unchanged, while the Bank of Japan unexpectedly made no change to its monetary policy, dashing traders’ hopes of further stimulus measures.

In May 2016, major financial markets, such as equities and bonds, were struggling to find direction.  The month started off with a risk-off move.  Equity indices retreated and bonds moved higher as weak economic data, such as disappointing earnings from European banks, soft Chinese data, BREXIT talks, a resurgence of Greek woes, and lower-than-expected U.S. non-farm payrolls, reinforced risk aversion.  In the second half of the month, the Fed’s interest rate policy once again took center stage.  Markets had all but dismissed the prospect of a rate hike in June or July, but the hawkish tone in the FOMC minutes have now significantly increased the chances of a summer rate rise.  Accordingly, U.S. Treasury yields jumped and the U.S. dollar rallied while stocks turned volatile.  Towards month-end, stronger-than-expected data like the upward revision to the 2016 first quarter U.S. GDP amplified these moves.  In commodities, gold and other precious metals sold off.  Otherwise, oil closed in on the $50/barrel level for the first time this year as bulls took encouragement from recent unexpected supply disruptions such as production outages in Nigeria and political tensions in Venezuela.  The strength recently seen in soybean prices continued amid worries over the rain-ravaged crop in Argentina, the third biggest exporter of the oilseed, and the top shipper of the processing products soymeal and soy oil.  Elsewhere, cocoa rebounded after the International Cocoa Organization cut its forecast for world output.

In June 2016, the BREXIT vote sent shockwaves through the financial system and the month was quite volatile.  Initially an abysmal U.S. jobs report followed by dovish comments from the Federal Reserve, which left interest rates unchanged, set the tone for an overall bearish market environment.  That is, the U.S. dollar and the British pound dropped, especially against the Japanese yen, and global equity and commodity prices came under pressure.  Gold prices jumped and a wave of risk aversion drove core government bond yields in Europe and Japan to fresh record lows, with the 10-year Bund yield entering negative territory for the first time.  Then, for a short while, risk appetite returned with a vengeance as opinion polls in the UK showed that momentum for the BREXIT “Leave Campaign” had stalled.  Nearly all of the abovementioned trends reversed, in whole or in part.  On June 24th 2016, the UK voted by a small 4% majority to leave the European Union.  The result sent shockwaves through the financial system.  Equities and sterling plunged, bonds and precious metals rallied, and the VIX spiked.  Towards month-end, markets had stabilized somewhat with equity markets recouping some of the previous losses.

Fiscal Quarter ended June 30, 2015

The Trust posted a loss of $(1,136,424) or $(8.85) per trading unit for Class A units and a loss of $(9,456) or $(9.70) for Class B units.  There were no Class C units held during the quarter ended June 30, 2015 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of June 30, 2015, Class A units have lost 27.29% since their first issuance in June 1997.  Class B units have lost 43.25% since their first issuance in January 2009.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2016.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a) All units sold during the twelve-month periods ending June 30, 2016, 2015 and 2014, respectively, were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b) The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date. The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2016:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
April	3,273	116	-	$59.67	$69.12	$-
May	943	-	-	$57.01	$66.14	$-
June	1,254	-	-	$59.93	$69.65	$-

Total	5,470	116	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

Date:       August 12, 2016

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer