Form 10-Q
period 2016-09-30
RJO GLOBAL TRUST
filed 2016-11-14
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets
	September 30,	December 31,
	2016	2015
	UNAUDITED	AUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$3,867,640	$5,323,944
Net unrealized gain on open contracts	187,205	3,414
Total due from broker	4,054,845	5,327,358

Cash and cash equivalents on deposit with affiliate	1,796,443	1,449,723
Cash on deposit with bank	117,388	92,621
Interest receivable	448	304
Receivable from US Bank	17,890	20,248

Total Assets	$5,987,014	$6,890,254

Liabilities and Unitholders' Capital

Liabilities:
Equity in commodity Trading accounts:
Net unrealized loss on open contracts	$2,873	$-
Options written on futures contracts (premiums received - $21,315 and $7,356, respectively)	21,900	8,059
Accrued commissions	12,003	13,781
Accrued management fees	12,118	14,747
Accrued incentive fees	8,994	12,324
Accrued operating expenses	165,095	170,958
Accrued offering expenses	3,918	328
Redemptions payable-Trading	59,152	29,009
Distribution payable - Non-Trading	17,890	20,248

Total liabilities	303,943	269,454

Unitholders' capital:
Unitholders' capital (Trading):
Beneficial owners
Class A (97,100 and 110,812 units outstanding at September 30, 2016 and December 31, 2015, respectively)	5,503,273	6,437,129
Class B (839 and 955 units outstanding at September 30, 2016 and December 31, 2015, respectively)	55,538	63,836
Class C (0 and 0 units outstanding at September 30, 2016 and December 31, 2015, respectively)	-	-
Class D (0 and 0 units outstanding at September 30, 2016 and December 31, 2015, respectively)	-	-
Managing owner (535 Class A units outstanding at September 30, 2016 and December 31, 2015, respectively)	30,325	31,079

Total unitholders' capital	5,589,136	6,532,044

Non-Controlling Interests	93,935	88,756

Total Capital	5,683,071	6,620,800

Total Liabilities and Unitholders' Capital	$5,987,014	$6,890,254

Net asset value per unit:
Trading:
Class A	$56.68	$58.09
Class B	$66.20	$66.84

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Condensed Consolidated Schedule of Investments

	September 30, 2016		December 31, 2015
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED		AUDITED
Long Positions
Futures Positions
Agriculture	1.01%	$57,477	-0.17%	$(10,975)
Currency	0.37%	20,888	0.06%	4,031
Energy	0.53%	30,171	-0.43%	(28,234)
Indices	0.52%	29,829	-0.05%	(3,318)
Interest rates	0.34%	19,555	-0.16%	(10,506)
Metals	-0.04%	(2,270)	0.00%	-

Total long positions on open contracts		$155,650		$(49,002)

Short Positions
Futures Positions
Agriculture	0.92%	$52,095	-0.26%	$(17,425)
Currency	0.10%	5,522	0.33%	21,518
Energy	-0.28%	(15,984)	0.89%	59,088
Indices	-0.07%	(4,007)	-0.23%	(15,231)
Interest rates	-0.09%	(5,259)	0.03%	1,694
Metals	-0.06%	(3,685)	0.04%	2,772

Total short positions on open contracts		$28,682		$52,416

Total net unrealized gain on open contracts		$184,332		$3,414

Short put options on futures contracts
Energy (premiums received - $4,245 and $0, respectively)	-0.01%	$(560)	0.00%	$-
Indices (premiums received - $3,499 and $0, respectively)	-0.03%	(1,495)	0.00%	-
Interest rates (premiums received - $0 and $4,356, respectively)	0.00%	-	-0.11%	(7,440)
Metals (premiums received - $3,453 and $0, respectively)	-0.07%	(4,050)	0.00%	-

Total short put options on futures contracts		$(6,105)		$(7,440)

Short call options on futures contracts
Energy (premiums received - $3,438 and $0, respectively)	-0.16%	$(9,040)	0.00%	$-
Indices (premiums received - $3,439 and $0, respectively)	-0.08%	(4,285)	0.00%	-
Interest rates (premiums received - $0 and $3,000, respectively)	0.00%	-	-0.01%	(619)
Metals (premiums received - $3,241 and $0, respectively)	-0.04%	(2,470)	0.00%	-

Total short call options on futures contracts		$(15,795)		$(619)

Total options written on futures contracts		$(21,900)		$(8,059)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$55,134	$(77,130)	$354,800	$(61,103)
Change in net unrealized gain (loss) on open positions	(185,253)	48,844	181,036	(402,162)
Foreign currency transaction gain (loss)	3,280	(10,292)	31,557	(13,905)
Total Trading gain (loss)	(126,839)	(38,578)	567,393	(477,170)

Net investment income (loss):
Interest income	3,388	715	11,307	1,572
Total net investment income (loss)	3,388	715	11,307	1,572

Expenses:
Commissions - Class A	65,566	70,320	210,308	263,595
Commissions - Class B	350	320	1,125	1,238
Commissions - Class C	-	-	-	865
Commissions - Non-controlling interests	754	623	2,149	1,284
Management fees	37,524	49,447	128,635	172,547
Incentive fees	8,994	-	73,508	86,742
Investment Manager Incentive fees	-	-	-	2,224
Ongoing offering expenses	6,824	10,800	25,524	24,400
Operating expenses	82,500	96,450	248,376	259,199
Total expenses	202,512	227,960	689,625	812,094

Trading income (loss)	(325,963)	(265,823)	(110,925)	(1,287,692)

Less: Operations attributed to non-controlling interests	(1,331)	74	5,179	(14,481)

Trading income (loss) net of non-controlling interests	(324,632)	(265,897)	(116,104)	(1,273,211)

Non-Trading income (loss):
Interest on Non-Trading reserve	-	-	-	25
Legal and administrative fees	-	-	-	(301,763)
Management fees paid to US Bank	-	-	-	(451,942)
Non-Trading income (loss)	-	-	-	(753,680)

Net income (loss)	$(324,632)	$(265,897)	$(116,104)	$(2,026,891)

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2016
UNAUDITED

Unitholders’ Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B
	Units	Dollars	Units	Dollars

Balances at December 31, 2015	110,812	$6,437,129	955	$63,836
Trading income (loss)	-	(115,094)	-	(256)
Unitholders’ redemptions	(13,712)	(818,762)	(116)	(8,042)
Balances at September 30, 2016	97,100	$5,503,273	839	$55,538

Unitholders’ Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders’ Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2015	535	$31,079	112,302	$6,532,044	-	$88,756
Trading income (loss)	-	(754)	-	(116,104)	-	5,179
Unitholders’ redemptions	-	-	(13,828)	(826,804)	-	-
Balances at September 30, 2016	535	$30,325	98,474	$5,589,136	-	$93,935

Total Unitholders Capital at September 30, 2016						$5,683,071
	Unitholders’	Unitholders’
	Capital	Capital
	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2015	$58.09	$66.84
Net change per unit	(1.41)	(0.64)
Net asset value per unit at September 30, 2016	$56.68	$66.20

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of September 30, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2016, prior to quarter-end reallocation, RCM was managing 17.82%, PGR 22.27%, ROW 13.31%, TWC 4.92%, Claughton 3.26% and DCM 6.05%% of the Trust’s assets, respectively.  Approximately 32.37% of the Trust’s assets were not allocated to any Trading Advisor.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”); filing reports required by the CFTC, the NFA, the SEC and any state agencies having jurisdiction over the Trust calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust); directing payment of the management and incentive fees payable to the Investment Manager under the Investment Management Agreement and (in its role as managing member of each RJ OASIS series and each Trading Company) directing payment of the management and incentive fees payable to the Trading Advisors under the Advisory Agreements, as applicable.

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) Beneficial Owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decrease in the NAV to less than $2,500,000, except as provided in the Trust Agreement; (8) a decline in the NAV per unit to $50 or less of one or more share classes, except as provided in Trust Agreement; (9) dissolution of the Trust; or (10) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the three and nine month periods ended September 30, 2016 and 2015, RJO had paid or accrued to pay interest to the Trust of $1,939, $6,175, $166 and $621, respectively.

On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of September 30, 2016, Wells held approximately $1,797,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  For the three and nine month periods ended September 30, 2016 and 2015, the assets held in this account earned $1,449, $5,132, $549 and $951 of interest income, respectively.

As of September 30, 2016, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $17,890 and $20,248 as of September 30, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

(c) Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on their trade date.  All such transactions are recorded on a mark-to-market basis and measured at fair value daily.  Net unrealized gains on open contracts reflected in the consolidated statements of financial condition represent the difference between original contract amount and fair value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the reporting period or as of the last date of the consolidated financial statements.  As the broker has the right of offset, the Trust presents net unrealized gains and losses on open futures contracts (the difference between contract trade price and quoted market price) as a net amount in the consolidated statements of financial condition.  Any change in net unrealized gain or loss on futures and forward contracts from the preceding period is reported in the consolidated statements of operations.  Gains or losses are realized when contracts are liquidated.

The Trust may write (sell) and purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.  When the Trust writes an option, the premium received is recorded as a liability in the statement of financial condition and measured at fair value daily.  When the Trust purchases an option, the premium paid is recorded as an asset in the consolidated statements of financial condition and measured at fair value daily.  Realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the consolidated statements of operations.  When a written option expires or the Trust enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of realized gain (loss) on closed positions.  When a purchased option is exercised, the proceeds on the sale of an underlying instrument (for a purchased put option), or the purchase cost of an underlying instrument (for a purchased call option) is adjusted by the amount of the premium paid.

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJOIM, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of Sepetember 30, 2016, Wells held approximately $1,797,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

(d) Ongoing Offering Costs

Ongoing offering costs, subject to a ceiling of 0.50% of the Trust’s average month-end net asset value, are paid by the Trust and accrued monthly.

(e) Foreign Currency Transactions

Trading accounts in foreign currency denominations are susceptible to both movements in the underlying contract markets as well as fluctuation in currency rates.  Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the year, while quarter and year-end balances are translated at the quarter and year-end currency rates.  The impact of the translation is reflected in the consolidated statements of operations.

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

Management fees and incentive fees were not due on the LLC net assets.  See Note (1).

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

Pursuant to its Advisory Agreement, each Trading Advisor may also receive from the relevant series’ Trading Company a quarterly incentive fee ranging from 15% to 20% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Trading Advisor’s portion of the assets allocated to them.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and net unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2013 remain subject to examination by the Internal Revenue Service.  The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

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

Net trading results from derivatives for the nine month periods ended September 30, 2016 and 2015, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

See Note (10) for further details on Derivative Instruments and Hedging Activities.

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

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of September 30, 2016 and December 31, 2015, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2016 and December 31, 2015, respectively, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Net unrealized gain on open contracts:
Futures positions	$187,205	$-	$-	$187,205
	187,205	-	-	187,205
Liabilities
Net unrealized loss on open contracts:
Futures positions	(2,873)	-	-	(2,873)
Options written on futures contracts	(21,900)	-	-	(21,900)
	(24,773)	-	-	(24,773)

Total fair value	$162,432	$-	$-	$162,432

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Net unrealized gain on open contracts:
Futures positions	$3,414	$-	$-	$3,414
	3,414	-	-	3,414
Liabilities
Options written on futures contracts	(8,059)	-	-	(8,059)
	(8,059)	-	-	(8,059)

Total fair value	$(4,645)	$-	$-	$(4,645)

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

“Commission and fees” included the following across each class of units (1):

Recipient	Nature of Payment	Class A Units	Class B Units	Class C Units	Class D Units (2)
Managing Owner	Managing Owner Fee	0.50%	0.50%	0.50%	0.50%
Selling Agents	Selling Commission	2.00%	0.00%	0.00%	2.00%
Selling Agents	Selling Commission (initial sales charge) (3)	0.00%	0.00%	0.00%	2.00%
Managing Owner	Wholesale Fee (4)	0.00%	0.00%	0.35%	0.35%
Clearing Broker	Clearing, NFA and exchange fees (approximately) (5)	1.75%	1.75%	1.75%	1.75%

		4.25%	2.25%	2.60%	6.60%

(1)  The above costs, fees and expenses are reflected in the commission by class line on the consolidated statement of operations.  Commissions are not paid with respect to the LLC’s net assets.

(2)  As of September 30, 2016, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of .35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8) Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and nine month periods ended September 30, 2016, and 2015, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  No financial highlights per share operating performance has been presented for Class C units for the third quarter of 2015 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.  As of September 30, 2016, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Per share operating performance:
Net asset value of Trading units, beginning of period	$59.93	$59.48	$69.65	$67.75	$58.09	$67.49	$66.84	$76.11
Total Trading income (loss):
Trading gain (loss)	(1.31)	(0.33)	(1.53)	(0.37)	4.89	(4.01)	5.62	(4.60)
Investment income	0.04	-	0.04	-	0.11	0.01	0.12	0.01
Expenses	(1.98)	(1.85)	(1.96)	(1.78)	(6.41)	(6.19)	(6.38)	(5.92)
Trading income (loss)	(3.25)	(2.18)	(3.45)	(2.15)	(1.41)	(10.19)	(0.64)	(10.51)
Net asset value of Trading units, end of period	$56.68	$57.30	$66.20	$65.60	$56.68	$57.30	$66.20	$65.60

Total return:
Total return before incentive fees	(5.28%)	(3.65%)	(4.80%)	(3.17%)	(1.28%)	(14.07%)	0.20%	(12.82%)
Less incentive fee allocations	(0.15%)	0.00%	(0.15%)	0.00%	(1.15%)	(1.02%)	(1.15%)	(0.98%)
Total return	(5.43%)	(3.65%)	(4.95%)	(3.17%)	(2.43%)	(15.09%)	(0.95%)	(13.80%)

Ratios to average net assets:
Trading income (loss)	(5.48%)	(3.76%)	(5.03%)	(3.29%)	(1.86%)	(15.96%)	(0.44%)	(14.49%)
Expenses:
Expenses, less incentive fees	(3.24%)	(3.20%)	(2.71%)	(2.69%)	(9.71%)	(8.86%)	(8.16%)	(7.29%)
Incentive fees	(0.15%)	0.00%	(0.15%)	0.00%	(1.15%)	(1.02%)	(1.15%)	(0.98%)
Total expenses	(3.39%)	(3.20%)	(2.86%)	(2.69%)	(10.86%)	(9.88%)	(9.31%)	(8.27%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine month periods ended September 30, 2016 and 2015, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

(9)  Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained RJOIM, an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by RJOIM are held in segregated accounts in custody at Wells.  RJOIM is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, RJOIM agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with RJOIM and the current interest rate environment.  As of September 30, 2016, the Trust’s deposits held by RJOIM consisted of cash of $1,797,000.  Since August 1, 2014, RJOIM continues to waive its advisory fee.

(10) Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2016
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$156,017	$(46,445)	$109,572
Currency	38,761	(12,351)	26,410
Energy	57,186	(52,599)	4,587
Indices	33,695	(13,653)	20,042
Interest rates	30,041	(15,745)	14,296
Metals	11,901	(24,376)	(12,475)
	$327,601	$(165,169)	$162,432

As of December 31, 2015
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$32,649	$(61,049)	$(28,400)
Currency	26,412	(863)	25,549
Energy	104,889	(74,035)	30,854
Indices	5,225	(23,774)	(18,549)
Interest rates	4,782	(21,653)	(16,871)
Metals	11,985	(9,213)	2,772
	$185,942	$(190,587)	$(4,645)

The above reported fair values are included in equity in commodity trading accounts – net unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015, respectively.

Trading gain (loss) for the following periods:

	Nine Months Ended September 30,
Type of Futures Contracts	2016	2015
Agriculture	$222,679	$(109,355)
Currency	(14,698)	(443,817)
Energy	(66,462)	149,498
Indices	115,184	(112,781)
Interest rates	334,005	204,790
Metals	(23,315)	(165,505)
	$567,393	$(477,170)

	Three Months Ended September 30,
Type of Futures Contracts	2016	2015
Agriculture	$88,163	$(91,186)
Currency	(78,068)	(145,463)
Energy	(1,999)	204,334
Indices	124,288	(93,326)
Interest rates	(207,307)	97,326
Metals	(51,916)	(10,263)
	$(126,839)	$(38,578)

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of September 30, 2016 and December 31, 2015:

Offsetting of Derivative Assets

	As of September 30, 2016			As of December 31, 2015
	Gross	Gross Amounts	Net Amounts of Assets	Gross	Gross Amounts	Net Amounts of Assets
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Assets	Financial Condition	Financial Condition	Assets	Financial Condition	Financial Condition

Futures and forward contracts	$327,601	$(140,396)	$187,205	$185,942	$(182,528)	$3,414

	$327,601	$(140,396)	$187,205	$185,942	$(182,528)	$3,414

	Derivative Assets and Collateral Held by Counterparty

	As of September 30, 2016				As of December 31, 2015
	Net Amount of	Gross Amounts Not			Net Amount of	Gross Amounts Not
	Assets in the	Offset in theStatement			Assets in the	Offset in the Statement
Individual Trading Companies	Statement of	of Financial Condition			Statement of	of Financial Condition
(with derivative assets and	Financial	Financial	Cash Collateral	Net	Financial	Financial	Cash Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS PGR, LLC	$56,693	$-	$-	$56,693	$(26,242)	$-	$-	$(26,242)
OASIS ROW, LLC	101,364	-	-	101,364	11,674	-	-	11,674
OASIS TWC, LLC	-	-	-	-	(715)	-	-	(715)
OASIS Claughton, LLC	29,148	-	-	29,148	18,697	-	-	18,697

	$187,205	$-	$-	$187,205	$3,414	$-	$-	$3,414

	Offsetting of Derivative Liabilities

	As of September 30, 2016			As of December 31, 2015
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Liabilities	Gross	Gross Amounts	Liabilities
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Liabilities	Financial Condition	Financial Condition	Liabilities	Financial Condition	Financial Condition

Futures and forward contracts	$143,269	$(140,396)	$2,873	$182,528	$(182,528)	$-
Options written on futures contracts	21,900	-	21,900	8,059	-	8,059

	$165,169	$(140,396)	$24,773	$190,587	$(182,528)	$8,059

	Derivative Liabilities and Collateral Pledged by Counterparty

	As of September 30, 2016				As of December 31, 2015
	Net Amount of	Gross Amounts Not			Net Amount of	Gross Amounts Not
	Liabilities in	Offset in the Statement of Financial Condition			Liabilities in	Offset in the Statement of Financial Condition
Individual Trading Companies	the Statement				the Statement
(with derivative liabilities and	of Financial	Financial	Cash Deposits	Net	of Financial	Financial	Cash Deposits	Net
collateral held by RJO)	Condition	Instruments	Held by Broker	Amount	Condition	Instruments	Held by Broker	Amount

OASIS RCM, LLC	$2,679	$(2,679)	$-	$-	$-	$-	$-	$-
OASIS ROW, LLC	21,900	(21,900)	-	-	8,059	(8,059)	-	-
OASIS TWC, LLC	194	(194)	-	-	-	-	-	-

	$24,773	$(24,773)	$-	$-	$8,059	$(8,059)	$-	$-

(12) Subsequent Events

As of October 1, 2016, the Trust partially redeemed out of the “OASIS ROW Asset Mgmt Series” (managed by ROW) and the “OASIS Turning Wheel Capital Series” (managed by TWC ) and after month-end reallocations subscribed to invest into the “OASIS Revolution Capital Mgmt Series” (managed by RCM); “OASIS PGR Capital Series” (managed by PGR); “OASIS Claughton Capital Series” (managed by Claughton) and into the “OASIS Degraves Capital Mgmt PTY Series” (managed by DCM), and subscribed to allocate additional funds from the cash investment account at Wells that is managed by RJOIM.   The amounts redeemed out of the OASIS ROW Asset Mgmt Series and OASIS Turning Wheel Capital Series was $30,365 and $416, respectively; and the amount allocated to OASIS Revolution Capital Mgmt Series, OASIS PGR Capital Series , OASIS Claughton Capital Series and OASIS Degraves Capital Mgmt PTY Series was $40,360, $195,341, $112,290 and $2,830, respectively; and the amount allocated from Wells was $320,039  after month-end reallocation.

As of November 1, 2016, the Trust partially redeemed out of the “OASIS ROW Asset Mgmt Series” (managed by ROW); “OASIS Turning Wheel Capital Series” (managed by TWC ) and out of the “OASIS Claughton Capital Series” (managed by Claughton) and after month-end reallocations subscribed to invest into the “OASIS Revolution Capital Mgmt Series” (managed by RCM); and into the “OASIS PGR Capital Series” (managed by PGR) and into the “OASIS Degraves Capital Mgmt PTY Series” (managed by DCM), and subscribed to allocate the excess funds to the cash investment account at Wells to be managed by RJOIM.   The amounts redeemed out of the OASIS ROW Asset Mgmt Series, OASIS Turning Wheel Capital Series and OASIS Claughton Capital Series was $69,081, $163,307 and $24,296, respectively; and the amount allocated to OASIS Revolution Capital Mgmt Series, OASIS PGR Capital Series  and OASIS Degraves Capital Mgmt PTY Series was $9,720, $168,006 and $44,170, respectively; and the amount allocated to Wells was $34,788 after month-end reallocation.

As of November 3, 2016, the Trust partially redeemed out of the “OASIS Revolution Capital Mgmt Series” (managed by RCM)  and fully redeemed out of the “OASIS Turning Wheel Capital Mgmt Series” (managed by TWC) and subscribed to allocate the excess funds to the cash investment account at Wells to be managed by RJOIM.  The amounts redeemed out of the OASIS Revolution Capital Mgmt Series and out of the OASIS Turning Wheel Capital Series was $266,667, and $109,421, respectively, and the amount allocated to Wells was $376,088.

As of November 4, 2016, the Trust fully redeemed out of the “OASIS PGR Capital Series” (managed by PGR) and fully redeemed out of the “OASIS Claughton Capital Series” (managed by Claughton) and subscribed to allocate the excess funds to the cash investment account at Wells to be managed by RJOIM.  The amounts redeemed out of the OASIS PGR Capital Series and out of the OASIS Claughton Capital Series was $1,338,011, and $299,126, respectively, and the amount allocated to Wells was $1,637,137.

The current NAV as of close of business November 11, 2016 for Class A and Class B units are $50.68 and $59.34, respectively.

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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

As of September 30, 2016, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2016, prior to quarter-end reallocation, RCM was managing 17.82%, PGR 22.27%, ROW 13.31%, TWC 4.92%, Claughton 3.26% and DCM 6.05% of the Trust’s assets, respectively.  Approximately 32.37% of the Trust’s assets were not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $17,890 and $20,248 as of September 30, 2016 and December 31, 2015, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the nine month period ended September 30, 2016, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners and, no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the nine month period ended September 30, 2016, the Beneficial Owners redeemed a total of 13,828 units for $826,804.  For the nine month period ending September 30, 2016, the Beneficial Owners redeemed a total of 13,712 Class A units for $816,762 and 116 Class B units for $8,042.  No Beneficial Owners Class C units were redeemed during this period.  The Managing Owner did not redeem any units during the nine month period ended September 30, 2016.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of September 30, 2016, the market sectors where the Trust maintained an investment having the highest exposure were: Agricultural having a net long value of $109,572, Currencies having a net long value of $26,410, Indices having a net long value of $20,042, Interest Rates having a net long value of $14,296, Energy having a net long of $4,587and Metals having a net short value of $12,475.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the nine month period ended September 30, 2016, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three and nine month periods ended September 30, 2016 and 2015, RJO had paid or accrued to pay interest to the Trust of $1,939, $6,175, $166 and $621, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of September 30, 2016, Wells held approximately $1,797,000 of the Trust’s assets.  For the three and nine month periods ended September 30, 2016 and 2015, the assets held in this account earned $1,449, $5,132, $549 and $951 of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of September 30, 2016, trading decisions for the Trust have been delegated to six independent Trading Advisors:  RCM, PGR, ROW, TWC, Claughton and DCM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended  September 30, 2016

The Trust posted a loss of $(321,737) or $(3.25) per trading unit for Class A units and a loss of $(2,895) or $(3.45) for Class B units.  There were no Class C units held during the quarter ended September 30, 2016 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of September 30, 2016, Class A units have lost 30.71% since their first issuance in June 1997.  Class B units have lost 44.55% since their first issuance in January 2009.

As of September 30, 2016, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (17.82%), PGR (22.27%), ROW (13.31%), TWC (4.92%), Claughton (3.26%), and DCM (6.05%), with the remaining percentage allocated to cash.

After June’s Brexit-shock, July 2016 was a lot quieter with the VIX reaching new lows for the year.  During the first half of the month, Brexit worries continued to put pressure on the British pound and UK stocks.  In fixed income, government bond yields in several countries touched new record lows.  In equities, however, global stocks rebounded forcefully, eventually reaching new record high levels, bolstered by expectations of continued central bank accommodation, strong U.S. jobs data, and a more confident view of the global economy in general.  By mid-month, the risk-on mood had spread to basically all financial markets pushing government bond yields up from record lows. In currencies, the U.S. dollar appreciated significantly in expectation of another rate hike by the Fed later this year; especially against the Japanese yen due to prospects of further policy easing in Japan.  Towards month-end, however, risk appetite was undermined again by sliding oil prices due to bearish U.S. inventory data and disappointing second quarter U.S. GDP growth.  Bond yields and the U.S. dollar fell back again, whereas equities remained largely unaffected.

In August 2016, markets had to deal with confusing and partly conflicting signals.  In the beginning of the month, the rally in equity markets continued as the Bank of England substantially beat expectations regarding further monetary stimulus whereas the Bank of Japan disappointed.  In the second half of the month, equities struggled to keep their upward momentum.  U.S. statistics came in mixed, with stagnating retail sales and tame inflation on the one hand and a continued strong labor market on the other.  Additionally, there were confusing signals from the Federal Reserve where the minutes revealed that the Federal Open Market Committee (“FOMC”) is split over the timing of the next rate hike.  Apparently, market participants perceived the Fed’s tone as more hawkish as bonds sold off and the U.S. dollar strengthened noticeably towards month-end.  In commodity markets the situation was more straightforward.  In energies, prices reversed forcefully and oil rallied throughout the month on hopes that major producers would somehow agree on an output freeze. In soft commodities, prices in soybeans, corn, and other grains rallied as adverse weather in Argentina and Brazil continues to affect the countries’ harvests.

In September 2016, central bank (non-)activity continued to unnerve markets.  First, bonds retreated and stocks softened as the European Central Bank’s (“ECB”) once again disappointed market participants by making no change to its monetary policy, i.e. not expanding its QE efforts.  Disappointing U.S. data added to uncertainty.  However, in commodities, crude soared on news that U.S. oil inventories had fallen more than expected.  In the second week, the VIX jumped to 19% and equity markets sold off as optimism about the Fed policy outlook evaporated and energy stocks were hit by steep falls for oil prices.  Crude was down sharply after warnings from the International Energy Agency that the global oil glut would last well into 2017.  Then, both the Bank of Japan and the Federal Reserve delivered their respective policy announcements with the Fed leaving its policy unchanged while the Bank of Japan made some unexpected changes to its quantitative and qualitative easing (QQE) programs.  Equities and bonds rallied as the U.S. dollar tumbled against most of its major counterparts.  Finally, in the last week of September, events happened in quick succession.  First, crude oil made strong gains after Organization of Petroleum Exporting Countries (“OPEC”) surprisingly unveiled a tentative agreement to cut production for first time in eight years.  However, the general OPEC-driven jump in risk appetite faded quickly as concerns over the health of Deutsche Bank drove equities lower again triggering rallies for bonds, the Japanese yen, and gold.

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

In April 2016, market sentiment got caught up between recovering oil prices, on one hand, and disappointing earnings and central banks’ inertia on the other.  The main theme was the resilient rally in energies.  Throughout the month, oil prices continued to rise, although with significant day-to-day volatility; Brent crude breaching U.S. $45 per barrel.  Elsewhere, market direction was less clear.  In equities, at the beginning of the month, stocks remained under pressure amid concerns about global growth and dovish minutes for the Fed.  Then, equity markets rebounded forcefully boosted by the jump in oil prices, subsequently climbing to fresh 2016 highs.  Towards month end, however, stocks slipped again as a lackluster earnings season and disappointing economic growth dampened investor sentiment.  In fixed income, government bond yields pretty much followed equity markets and the overall changes in risk appetite.  In currencies, the U.S. dollar remained under pressure and the Japanese yen surged as the Fed expectedly left rates unchanged, while the Bank of Japan unexpectedly made no change to its monetary policy, dashing traders’ hopes of further stimulus measures.

In May 2016, major financial markets, such as equities and bonds, were struggling to find direction.  The month started off with a risk-off move.  Equity indices retreated and bonds moved higher as weak economic data, such as disappointing earnings from European banks, soft Chinese data, BREXIT talks, a resurgence of Greek woes, and lower-than-expected U.S. non-farm payrolls, reinforced risk aversion.  In the second half of the month, the Fed’s interest rate policy once again took center stage.  Markets had all but dismissed the prospect of a rate hike in June or July, but the hawkish tone in the FOMC minutes have now significantly increased the chances of a summer rate rise.  Accordingly, U.S. Treasury yields jumped and the U.S. dollar rallied while stocks turned volatile.  Towards month-end, stronger-than-expected data like the upward revision to the 2016 first quarter U.S. GDP amplified these moves.  In commodities, gold and other precious metals sold off.  Otherwise, oil closed in on the $50 per barrel level for the first time this year as bulls took encouragement from recent unexpected supply disruptions such as production outages in Nigeria and political tensions in Venezuela.  The strength recently seen in soybean prices continued amid worries over the rain-ravaged crop in Argentina, the third biggest exporter of the oilseed, and the top shipper of the processing products soymeal and soy oil.  Elsewhere, cocoa rebounded after the International Cocoa Organization cut its forecast for world output.

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

In January, market action was almost solely driven by deteriorating investor sentiment fueled by the oil glut and concerns about China’s slowing economy.  After the first historic Fed rate hike in seven years, the U.S. dollar remained historically strong in anticipation of further rate increases.  The U.S. dollar strength has put pressure on dollar-linked currencies such as the Chinese renminbi and the Hong Kong dollar.  The dollar-pegged currencies of the Gulf States have also been under pressure as the oil glut has been eroding their petrodollar income.  Free-floating currencies of other commodity producing emerging countries like Brazil, South Africa, and Russia have been in free fall.  Equities and developed fixed income yields have fallen in tandem with crude oil.  Bearish equity and commodity markets only found some solid ground at the end of the month.  The reversal was induced by central banks’ comments starting with the speech of the ECB’s Mario Draghi expressing that ECB has further tools to push inflation up close to target.  ECB’s effort to calm the markets was further supported by its U.S. counterpart’s comment indicating a rate hike at the March FOMC meeting as less likely.  At the end of the month, oil bulls could take a breather as oil prices rebounded some 25% from a 14-year low on speculation that Russia may cooperate in production cuts with OPEC.  However, this speculation was later downplayed by comments from the Saudis.

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

February started out quite dramatic as February 3rd was the first “coordinated market sell-off” this year with longer term trends reversing forcefully across many different markets.  In commodities, oil prices soared on producers’ spending cuts announcements reversing the bearish trend which had been running since July 2014.  Easing tensions over Greece and Ukraine, as well as further central bank policy accommodation, boosted stocks but lead to sharp falls in government bond prices.  In currencies, the bullish trend in the U.S. dollar reversed as well, but, given the relative hawkishness of the Fed, the single currency soon stabilized trading in a tight range against other majors for the rest of the month.  Whereas the sell-offs in energy and fixed income markets weighed on performance, the rebound in equities provided well-needed balancing profits.  Throughout the month, equity markets rose notably on the back of easing geopolitical tensions and because overall economic momentum remained largely intact.  While energy markets stayed choppy, European bond yields hit record lows towards month-end ahead of the imminent start of the ECB’s QE program, thus partially reducing losses seen in the first half of the month.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2016.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the twelve-month periods ending September 30, 2016, 2015 and 2014, respectively,  were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem Units at the end of each month at the net asset value per Unit on the redemption date.  The redemption of Units has no impact on the net asset value of the Units that remain outstanding and Units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2016:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
July	2,760	-	-	$60.46	$70.38	$-
August	1,292	-	-	$58.35	$68.04	$-
September	1,044	-	-	$56.68	$66.20	$-

Total	5,096	-	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

Date:       November 14, 2016

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer