Form 10-K
period 2016-12-31
RJO GLOBAL TRUST
filed 2017-03-30
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

State the aggregate market value of the units of the trust held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,215,180 as of June 30, 2016.

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

As of January 23, 2017, the Trust’s assets are currently allocated to O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM.  During the period of November 24, 2016 to January 23, 2017, the Trust had redeemed all interests in RJ OASIS due to the declaration of a Special Redemption Date (as defined below).  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  RJOFM is the Managing Member of each RJ OASIS series and each Trading Company.  RJOFM has no equity interest in any RJ OASIS series or Trading Company.  Following the Special Redemption Date (as defined below), the Trust’s assets were initially allocated to a single series (the “OASIS RPM Evolving CTA Series”), of which the Trust is the sole member, and the assets of the OASIS RPM Evolving CTA Series then feeds into separate Series, whose assets are allocated to separate Trading Companies established to facilitate trading by a particular Trading Advisor.

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated January 31, 2015 (the “Trust Agreement”).

On November 21, 2016, the Net Asset Value per Unit (as defined in the Trust Agreement) of the Class A Units declined to less than $50, after adding back all distributions.  Due to this decline in the Net Asset Value per Unit of the Class A Units, a legacy provision in the Trust Agreement from when the Trust was publicly offered was triggered, requiring RJOFM to liquidate all of the Trust’s open positions and suspend trading until after a Special Redemption Date (as defined in the Trust Agreement).  RJOFM declared December 30, 2016 as the Special Redemption Date in a notice to unitholders dated November 30, 2016, a copy of which is filed as Exhibit 20.01 hereto.  Pursuant to this notice, Class A unitholders had the opportunity to redeem their interest in the Trust by submitting a written redemption request to the Managing Owner by no later than December 28, 2016.  Following such date, in accordance with the Trust Agreement, if the Net Assets of the Trust (as defined in the Trust Agreement) were at least $1,000,000 and the Net Asset Value per Unit of the Class A Units was in excess of $25, the Trust could, in the discretion of the Managing Owner, resume trading.  After such date, the Net Assets of the Trust were $4,091,193 and the Net Asset Value per Unit of the Class A Units was $49.35 and the Managing Owner decided to resume the Trust’s trading through the Trust’s investment in the OASIS RPM Evolving CTA Series.

Prior to the Trust’s allocation to the OASIS RPM Evolving CTA Series on January 23, 2017, RPM delegated trading decisions for the Trust to six independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between the Managing Member, and, as applicable, each Trading Company and each Trading Advisor (each an “Advisory Agreement” and collectively the “Advisory Agreements”).

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the Series’ assets allocated to it.  As of December 31, 2016, no assets were allocated to trading.

As of November 21, 2016, on the date the Net Asset Value per Unit of the Class A units declined to less than $50 and prior to quarter-end reallocation, RCM was managing 14.29%, ROW 10.65%, TWC 5.03% and DCM 6.69% of the Trust’s assets, respectively.  Following the Trust’s resuming trading through its investment in the OASIS RPM Evolving CTA Series and as of January 23, 2017, the date of the Trust’s initial allocation to the OASIS RPM Evolving CTA Series and prior to the quarter-end reallocation, RPM delegated trading decisions for the Trust to three independent Trading Advisors: RCM, Claughton and DCM, pursuant to separate Advisory Agreements.  As of January 23, 2017, RCM was managing 38.56%, Claughton 7.72% and DCM 7.58%.

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

The Managing Owner is responsible for the preparation of monthly and annual reports to the beneficial owners of the Trust (the “Beneficial Owners”), filing reports required by the CFTC, the NFA, the SEC and any state agencies having jurisdiction over the Trust; calculation of the Trust’s net asset value (“NAV”) (meaning the total assets less total liabilities of the Trust) and directing payment of the management and incentive fees payable to the Investment Manager and (in its role as managing member of each RJ OASIS series and each Trading Company) directing payment of the management and incentive fees payable to the Trading Advisors under the Advisory Agreements, as applicable.

The Managing Owner provides suitable facilities and procedures for handling redemptions, transfers, distributions of profits (if any) and, if necessary, the orderly liquidation of the Trust.  Although RJO acts as the Trust’s clearing broker, through its investment in RJ OASIS, the Managing Owner is responsible for selecting another clearing broker in the event RJO is unable or unwilling to continue in that capacity.  The Managing Owner is further authorized, on behalf of the Trust: (i) to enter into a brokerage clearing agreement and related customer agreements with other brokers, pursuant to which other brokers will render clearing services to the Trust; (ii) to cause the Trust to pay brokerage commissions at the rates provided for in the Trust’s Confidential Private Placement Memorandum and Disclosure Document, as amended or supplemented from time to time (the “Memorandum”); and (iii) to pay delivery, insurance, storage, service and other fees and charges incidental to the Trust’s trading.  For the year ended December 31, 2016, $30,392 of ongoing offering costs were paid or accrued in connection with the offering of the units.

The Advisory Agreements with RCM, and PGR were entered into on October 9, 2013, and amended on April 1, 2015.  The Advisory Agreement with CIM was entered into on April 17, 2014, and separately amended on April 30, 2014, February 19, 2015, and April 1, 2015 and then was then terminated in February 2016.  The Advisory Agreement with ROW was entered into on September 18, 2014, and separately amended on October 18, 2014, April 1, 2015, March1, 2016 and April 1, 2016.  The Advisory Agreement with TWC was entered into on March 31, 2015, and separately amended on April 22, 2015 and June 1, 2015.  The Advisory Agreement with Claughton was entered into on April 1, 2015, and separately amended on April 22, 2015 and June 1, 2015.  The Advisory Agreement with DCM was entered into on December 31, 2015.

Certain of the Advisory Agreements terminate automatically in the event that the relevant Trading Company is dissolved.  The Advisory Agreements generally allow the appropriate Trading Company or the Managing Owner to terminate, upon written notice, the Advisory Agreement upon specified notice periods or upon the occurrence of certain events, which may include where, (A) any person described as a “principal” of the Trading Advisor in the Trust’s offering document ceases for any reason to be an active “principal” of the Trading Advisor; (B) a Trading Advisor becomes bankrupt or insolvent; (C) a Trading Advisor is unable to use its trading systems or methods as in effect on the date of its respective Advisory Agreement and as modified for the benefit of the appropriate Trading Company; (D) the registration, as a commodity trading advisor (“CTA”), of a Trading Advisor with the Financial Services Authority (“FSA”), as applicable, the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed, or limited or qualified in any respect; (E) except as otherwise provided in its Advisory Agreement, a Trading Advisor merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its futures interest trading systems or methods, or its goodwill to, any individual or entity; (F) if, at any time, a Trading Advisor violates any Trading Policy (as defined in its Advisory Agreements) or administrative policy, except with the prior express written consent of the Managing Owner; or (G) a Trading Advisor fails in a material manner to perform any of its obligations under its Advisory Agreement.

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

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) Beneficial Owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor; (5) dissolution of the Managing Owner; (6) insolvency or bankruptcy of the Trust; (7) a decrease in the NAV to less than $2,500,000; (8) dissolution of the Trust; or (9) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust.

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  On October 6, 2010, the Managing Owner appointed RJO Investment Management LLC (“RJOIM”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of December 31, 2016, Wells held approximately $4,850,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

As of December 31, 2016, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $17,890 are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

Financial Information about Segments

The Trust’s business constitutes only one segment for financial reporting purposes; it is a Delaware statutory trust whose purpose is to trade, buy, sell, spread or otherwise acquire, hold or dispose of commodity interests including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of the Trading Advisors.  The Trust does not engage in the production or sale of any goods or services.  The objective of the Trust business is appreciation of its assets through speculative trading in such commodity interests.  Financial information about the Trust’s business, as of December 31, 2016, is set forth under Items 6, 7, and 8 herein.

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

The Trust’s Substantial Expenses Will Cause Losses for the Trust Unless Offset by Profits and Interest Income

The Trust pays annual expenses of approximately 11.44% (for Class B units) to 13.65% (for Class A units) after taking into account estimated interest income of its average month-end assets.  In addition to this annual expense level, the Trust is subject to quarterly incentive fees of up to 20% on any new trading profits payable to the Trading Advisors, and Class C and D units are subject to an additional 10% quarterly incentive fee payable to the Investment Manager.  Because these incentive fees are calculated quarterly, they could represent a substantial expense to the Trust even in a breakeven or unprofitable year.

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

Notional Allocations

At any given time, the Managing Owner may authorize a Trading Company to allocate notional equity to a Trading Advisor for trading, which notional equity may exceed the net asset value of such Trading Company (which may cause the notional equity with respect to the Trust’s trading overall to exceed the Trust’s net asset value), depending on the amount of notional equity that is being utilized with respect to each Trading Company.  RPM considers the volatility of the strategy, the margin usage and the historical profit and loss pattern with respect to a Trading Company and its Trading Advisor when determining specific allocations of notional equity to a Trading Advisor for trading.  Generally, RPM will not allocate notional equity to a Trading Advisor in excess of three times available cash of its respective Trading Company.  Similar to trading on leverage, notional equity allocations may increase the amount of losses with respect to a trade or trades that, but for such allocations, would not have been as large.  None of the fees charged to the Trust are charged on notional equity.  Fees charged to the Trading Company may be charged on notional equity; however, such fees will not exceed 2% of the portion of Net Assets allocated to such Trading Company.

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

Increased Competition from Other Trend-Following Traders Could Reduce the Trust’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems, which may be employed by some of the Trust’s Trading Advisors.  In 1980, the amount of assets in the managed futures industry was estimated at approximately $300 million; by 2016 this estimate was approximately $340 billion.  It is also estimated that over half of all managed futures trading advisors rely primarily on trend-following systems.  Although the amount of trading in the futures industry as a whole has increased significantly during the same period of time, the increase in managed money increases trading competition.  The more competition there is for the same positions, the more costly and harder they are to acquire.

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

Unregulated Markets, Particularly the Trading of Spot and Forward Contracts in Currency, Lack Regulatory Protections of Exchanges

A portion of the Trust’s trading—primarily it’s trading of spot and forward contracts in currencies—may take place in unregulated markets.  It is impossible to determine fair pricing, prevent abuses such as “front-running” or impose other effective forms of control over such markets.  The absence of regulation could expose the Trust in certain circumstances to significant losses which it might otherwise have avoided.  Because these contracts are not traded on an exchange, the performance of them is not guaranteed by an exchange or its clearinghouse, and the Trust is at risk with respect to the ability of the counterparty to perform on the contract.  Additionally, see the Risk Factor entitled “The Trust Trades in Foreign Markets; These Markets are Less Regulated than U.S. Markets and are Subject to Exchange Rate, Market Practices and Political Risks” directly above.

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

(ii) As of December 31, 2016, there were 83,198 units held in the Trust by approximately 720 Beneficial Owners for an investment of $4,113,406 and there were 535 units held in the Trust by the Managing Owner for an investment of $26,403.  A total of 28,569 units had been redeemed by Beneficial Owners and zero units were redeemed by the Managing Owner during the period from January 1, 2016 to December 31, 2016.  The Trust’s Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant contains a full description of redemption and distribution procedures.

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

(b)
The Trust did not repurchase any units registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the period January 1, 2016 through December 31, 2016.

Effective July 1, 2011, the Managing Owner determined to discontinue the public offering of the units and begin offering the units on a private offering basis only.  As such, effective July 1, 2011, units of the Trust are sold only to persons and entities who are accredited investors as the term is defined in Rule 501(a) of Regulation D.

The aggregate proceeds of securities sold in all share classes to the unitholders during fiscal year 2016 were $0.

Item 6.  Selected Financial Data

The following Selected Financial Data is presented for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 and is derived from the financial statements for such fiscal years.

	2012	2013	2014	2015	2016
Revenues (000)	$(2,267)	$247	$525	$(162)	$(23)
Net Income (Loss) From Continuing Operations (000)	(4,738)	(1,531)	(1,001)	(1,180)	(830)
Net Income (Loss) Non-Trading (000)	254	(237)	26	(754)	-
Net Income (Loss) Per Unit - Class A	(14)	(6)	(4)	(9)	(9)
Net Income (Loss) Per Unit - Class B	(14)	(5)	(3)	(9)	(9)
Net Income (Loss) Per Unit - Class C	-	-	-	-	-
Total Assets (000)	25,015	16,132	11,929	6,890	4,937
Net Asset Value per Unit - Class A	77	71	67	58	49
Net Asset Value per Unit - Class B	83	79	76	67	58

*No Net Income (Loss) has been presented for Class C units since all Class C units were purchased and fully redeemed in January 2015.  Class C Net Assets were zero at the beginning and the end of the year.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)        Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  During 2016, no Class A units were converted to Class B units and, no Class C or Class D units were purchased by the Beneficial Owners.  The Managing Owner did not purchase any units during this time.  For the fiscal year ended December 31, 2016, the Beneficial Owners redeemed a total of 28,569 units for $1,561,883.  For the fiscal year ended December 31, 2016, the Beneficial Owners redeemed a total of 28,453 Class A units for $1,533,5841 and 116 Class B units for $8,042.  No Class C and no Class D units were redeemed.  The Managing Owner did not redeem any units during the fiscal year ended December 31, 2016.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of December 31, 2016, there were no market sectors where the Trust maintained an investment having an exposure.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the fiscal year ended December 31, 2016, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the calendar year ended December 31, 2016, RJO had paid or accrued to pay interest of $7,422 to the Trust.  For the calendar year ended December 31, 2015, the Clearing Broker paid or accrued to pay interest of $850 to the Trust.

Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2016, Wells held approximately $4,850,000 of the Trust’s assets.  For the calendar year ended December 31, 2016 the assets held in this account earned $7,339 of interest income.  For the calendar year ended December 31, 2015 the assets held in this account earned $1,682 of interest income.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors during fiscal years 2016, 2015, and 2014.  During this time, the Trust’s assets were allocated to different combinations of CTAs over time.  As of December 31, 2016, no assets were allocated to Trading Advisors.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

2016

The RJO Global Trust Class A units posted a loss of (15.04%) and Class B units posted a loss of (13.31%) for 2016.  The NAV per unit for Class A at year-end was $49.35 and for Class B at year end was $57.94 (please see Note (1) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $58.09 per Class A unit at the beginning of the year and $66.84 per unit for Class B.  During 2016, no Class A or Class B units were purchased and no Class A units were converted to Class B units.

In January, market action was almost solely driven by deteriorating investor sentiment fueled by the oil glut and concerns about China’s slowing economy.  After the first historic U.S. Federal Reserve (“Fed”) rate hike in seven years, the U.S. dollar remained historically strong in anticipation of further rate increases.  The U.S. dollar strength has put pressure on dollar-linked currencies such as the Chinese renminbi and the Hong Kong dollar.  The dollar-pegged currencies of the Gulf States have also been under pressure as the oil glut has been eroding their petrodollar income.  Free-floating currencies of other commodity producing emerging countries like Brazil, South Africa, and Russia have been in free fall.  Equities and developed fixed income yields have fallen in tandem with crude oil.  Bearish equity and commodity markets only found some solid ground at the end of the month.  The reversal was induced by central banks’ comments starting with the speech of the European Central Bank’s (“ECB”) Mario Draghi expressing that ECB has further tools to push inflation up close to target.  ECB’s effort to calm the markets was further supported by its U.S. counterpart’s comment indicating a rate hike at the March FOMC meeting as less likely.  At the end of the month, oil bulls could take a breather as oil prices rebounded some 25% from a 14-year low on speculation that Russia may cooperate in production cuts with Organization of Petroleum Exporting Countries (“OPEC”).  However, this speculation was later downplayed by comments from the Saudis.  In February, equities continued to trade in concert with oil prices.  During the first half of the month, market sentiment turned bearish once again amid lingering concerns about global growth, corporate earnings, and stubbornly low inflation.  Equities retreated across the board in tandem with sliding oil prices; the U.S. dollar dropped against all of its major counterparts; gold jumped; the VIX spiked and bonds rallied.  In the second half of the month, stock markets rebounded forcefully as oil prices rallied on news that Saudi Arabia, Russia, and two other producers would agree to a production “freeze”.  Elsewhere in commodities, the rally in gold was halted; in currencies, the U.S. dollar trimmed its losses as Sterling attracted much of the attention with the Brexit exit worries keeping the pound under pressure; in fixed income, however, yields continued lower, especially in Europe and Japan, as inflation figures failed to lift off, fueling expectations for more quantitative easing (“QE”) in the near future.  In March, overall bullishness gained additional strength helped by a combination of much-stronger-than-expected U.S. data, in particular a sturdy U.S. Jobs Report, paired with surprisingly dovish comments by the Fed, further monetary stimuli by other central banks, namely the ECB, and ongoing talks between Saudi Arabia and Russia about limiting oil production.  Equities and commodities rallied throughout the month.  For example, commodities, in mid-March, crude oil breached U.S. $40 per barrel as hopes for an output freeze by major producers drove prices higher.  In currencies, the U.S. dollar depreciated against most other currencies, major and emerging, after particularly cautious comments made by Fed officials.  In fixed income, initially, yields jumped as optimism about the global economy returned before dropping back again mid-month after the ECB had unleashed a bigger-than-expected stimulus package expanding its QE and cutting interest rates further.

In April 2016, market sentiment got caught up between recovering oil prices, on one hand, and disappointing earnings and central banks’ inertia on the other.  The main theme was the resilient rally in energies.  Throughout the month, oil prices continued to rise, although with significant day-to-day volatility; Brent crude breaching U.S. $45 per barrel.  Elsewhere, market direction was less clear.  In equities, at the beginning of the month, stocks remained under pressure amid concerns about global growth and dovish minutes for the Fed.  Then, equity markets rebounded forcefully boosted by the jump in oil prices, subsequently climbing to fresh 2016 highs.  Towards month end, however, stocks slipped again as a lackluster earnings season and disappointing economic growth dampened investor sentiment.  In fixed income, government bond yields pretty much followed equity markets and the overall changes in risk appetite.  In currencies, the U.S. dollar remained under pressure and the Japanese yen surged as the Fed expectedly left rates unchanged, while the Bank of Japan unexpectedly made no change to its monetary policy, dashing traders’ hopes of further stimulus measures.  In May 2016, major financial markets, such as equities and bonds, were struggling to find direction.  The month started off with a risk-off move.  Equity indices retreated and bonds moved higher as weak economic data, such as disappointing earnings from European banks, soft Chinese data, Brexit talks, a resurgence of Greek woes, and lower-than-expected U.S. non-farm payrolls, reinforced risk aversion.  In the second half of the month, the Fed’s interest rate policy once again took center stage.  Markets had all but dismissed the prospect of a rate hike in June or July, but the hawkish tone in the FOMC minutes have now significantly increased the chances of a summer rate rise.  Accordingly, U.S. Treasury yields jumped and the U.S. dollar rallied while stocks turned volatile.  Towards month-end, stronger-than-expected data like the upward revision to the 2016 first quarter U.S. GDP amplified these moves.  In commodities, gold and other precious metals sold off.  Otherwise, oil closed in on the $50 per barrel level for the first time this year as bulls took encouragement from recent unexpected supply disruptions such as production outages in Nigeria and political tensions in Venezuela.  The strength recently seen in soybean prices continued amid worries over the rain-ravaged crop in Argentina, the third biggest exporter of the oilseed, and the top shipper of the processing products soymeal and soy oil.  Elsewhere, cocoa rebounded after the International Cocoa Organization cut its forecast for world output.  In June 2016, the Brexit vote sent shockwaves through the financial system and the month was quite volatile.  Initially an abysmal U.S. jobs report followed by dovish comments from the Fed, which left interest rates unchanged, set the tone for an overall bearish market environment.  That is, the U.S. dollar and the British pound dropped, especially against the Japanese yen, and global equity and commodity prices came under pressure.  Gold prices jumped and a wave of risk aversion drove core government bond yields in Europe and Japan to fresh record lows, with the 10-year Bund yield entering negative territory for the first time.  Then, for a short while, risk appetite returned with a vengeance as opinion polls in the UK showed that momentum for the Brexit “Leave Campaign” had stalled.  Nearly all of the abovementioned trends reversed, in whole or in part.  On June 24th 2016, the UK voted by a small 4% majority to leave the European Union.  The result sent shockwaves through the financial system.  Equities and sterling plunged, bonds and precious metals rallied, and the VIX spiked.  Towards month-end, markets had stabilized somewhat with equity markets recouping some of the previous losses.

After June’s Brexit-shock, July 2016 was a lot quieter with the VIX reaching new lows for the year.  During the first half of the month, Brexit worries continued to put pressure on the British pound and UK stocks.  In fixed income, government bond yields in several countries touched new record lows.  In equities, however, global stocks rebounded forcefully, eventually reaching new record high levels, bolstered by expectations of continued central bank accommodation, strong U.S. jobs data, and a more confident view of the global economy in general.  By mid-month, the risk-on mood had spread to basically all financial markets pushing government bond yields up from record lows. In currencies, the U.S. dollar appreciated significantly in expectation of another rate hike by the Fed later this year; especially against the Japanese yen due to prospects of further policy easing in Japan.  Towards month-end, however, risk appetite was undermined again by sliding oil prices due to bearish U.S. inventory data and disappointing second quarter U.S. GDP growth.  Bond yields and the U.S. dollar fell back again, whereas equities remained largely unaffected.  In August 2016, markets had to deal with confusing and partly conflicting signals.  In the beginning of the month, the rally in equity markets continued as the Bank of England substantially beat expectations regarding further monetary stimulus whereas the Bank of Japan disappointed.  In the second half of the month, equities struggled to keep their upward momentum.  U.S. statistics came in mixed, with stagnating retail sales and tame inflation on the one hand and a continued strong labor market on the other.  Additionally, there were confusing signals from the Fed where the minutes revealed that the Federal Open Market Committee (“FOMC”) is split over the timing of the next rate hike.  Apparently, market participants perceived the Fed’s tone as more hawkish as bonds sold off and the U.S. dollar strengthened noticeably towards month-end.  In commodity markets the situation was more straightforward.  In energies, prices reversed forcefully and oil rallied throughout the month on hopes that major producers would somehow agree on an output freeze. In soft commodities, prices in soybeans, corn, and other grains rallied as adverse weather in Argentina and Brazil continues to affect the countries’ harvests.  In September 2016, central bank (non-)activity continued to unnerve markets.  First, bonds retreated and stocks softened as the ECB once again disappointed market participants by making no change to its monetary policy, i.e. not expanding its QE efforts.  Disappointing U.S. data added to uncertainty.  However, in commodities, crude soared on news that U.S. oil inventories had fallen more than expected.  In the second week, the VIX jumped to 19% and equity markets sold off as optimism about the Fed policy outlook evaporated and energy stocks were hit by steep falls for oil prices.  Crude was down sharply after warnings from the International Energy Agency that the global oil glut would last well into 2017.  Then, both the Bank of Japan and the Fed delivered their respective policy announcements with the Fed leaving its policy unchanged while the Bank of Japan made some unexpected changes to its quantitative and qualitative easing (QQE) programs.  Equities and bonds rallied as the U.S. dollar tumbled against most of its major counterparts.  Finally, in the last week of September, events happened in quick succession.  First, crude oil made strong gains after OPEC surprisingly unveiled a tentative agreement to cut production for first time in eight years.  However, the general OPEC-driven jump in risk appetite faded quickly as concerns over the health of Deutsche Bank drove equities lower again triggering rallies for bonds, the Japanese yen, and gold.

In October, “core” government bond yields on both sides of the Atlantic rebounded forcefully on the back of fears over a possible early reduction of the ECB’s QE program.  The bond sell-off gathered momentum throughout the month, with yields reaching multi-month highs, as robust economic data, such as a much better-than-expected U.S. 3rd quarter GDP, was seen as significantly increasing the chances of a Fed rate hike before year-end. The improved economic picture failed to impress equity markets where disappointing corporate earnings, volatile sessions for oil prices, fears that central bank policy could indeed be at an inflection point, and political uncertainty surrounding Brexit and the upcoming U.S. election created a choppy trading environment.  In FX, however, the perceived change in central banks’ attitudes created a profitable market milieu as the U.S. dollar rallied against most of its counterparts.  Furthermore, fears of a “hard” Brexit weighed on the pound as European policy makers exchanged rhetorical blows across the English Channel.  In commodities, oil prices could not sustain their upward momentum as doubts mounted that OPEC could successfully implement any output cuts.  In the beginning of November, markets were gripped by the upcoming presidential U.S. elections and fear of a possible Donald Trump victory.  Ignoring better-than-expected statistics such as a strong first estimate of third quarter U.S. GDP growth and solid U.S. non-farm payrolls, the VIX spiked, stocks sold off, the U.S. dollar weakened, and the sell-off in bonds took a breather. However, when that fear became a reality, during an extraordinary trading day, the early “flight to safety” vanished into thin air as market participants digested the implications of Donald Trump’s stunning victory.  Since then, the VIX has dropped back to ultra-low levels, U.S. stocks have rallied to new all-time highs, and the U.S. dollar has strengthened significantly, in particular against the Japanese yen, the euro, and the Mexican peso.  The sell-off in bonds has gathered momentum again amid better-than-expected data and higher inflation expectations.  In commodities, after choppy trading throughout the month, crude surged back to over $50 per barrel on the last trading day as OPEC finally agreed to cut production.  Elsewhere, precious metals sold off after the election whereas industrial metals surged amid the promise of a U.S. infrastructure boom under President Trump.  Finally, the price of cocoa butter continued to rise amid concerns that the El Niño weather phenomenon will hit cocoa production in West Africa.  In December, the so-called “Trump rally” continued.  Equities, especially in the U.S., rallied on fiscal stimulus hopes and expectations that U.S. president-elect Trump’s mooted policies would speed up the U.S. economy amid a lighter regulatory touch.  Furthermore, relief that the Italian constitutional referendum had passed without any major market drama and the bounce in oil prices in the wake of OPEC’s recent output cut agreement as well as the traditional seasonal tailwinds lifted U.S. stock markets to new record highs.  Regarding central bank policies, the ECB’s latest policy surprise (extending but not expanding QE) and the Bank of Japan’s decision to leave its policy stance unchanged stood in stark contrast to a much more hawkish Fed who hiked U.S. borrowing costs by another 25bps (expected) but also raised its interest rate projections for first time in two years (unexpected) from two to three rate rises in 2017.  Accordingly, the U.S. dollar climbed to multi-year highs against its major counterparts whereas treasury prices and precious metals came under pressure.

2015

The RJO Global Trust Class A units posted a loss of (13.93%) and Class B units posted a loss of (12.18%) for 2015.  The NAV per unit for Class A at year-end was $58.09 and for Class B at year end was $66.84 (please see Note (1) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $67.49 per Class A unit at the beginning of the year and $76.11 per unit for Class B.  During 2015 no Class A or Class B units were purchased and no Class A units were converted to Class B units.  Beneficial owners purchased $500,000 of Class C units during 2015 and realized a gain of $20,020 before redeeming.

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

In April, the rally in the U.S. dollar, which had started in 2nd half of 2015, halted and reversed course as expectations of tighter policy by the Fed had faded amid a series of weaker-than-expected statistics casting doubt over the apparent strength of the U.S. economy.  Even though, the Fed said current U.S. economic weakness reflected only “transitory factors” the first rate hike now seems to be postponed until after the summer.  The reversal in the dollar was mirrored by the action in fixed income markets, where bond yields jumped towards month-end on signs of progress in Greek debt negotiations and as German consumer prices held above zero for a second successive month igniting premature talk of tapering the ECB’s monthly bond purchases.  Most equity markets were up on the month but provided a volatile trading environment as market participants digested increasing and fading Greek debt default worries, new stock market regulations in China, recent U.S. activity data weakness and the Fed’s changing attitude coupled with anxiety about upcoming earnings reports.  In commodity markets, crude oil prices posted the strongest monthly gain since 2009 as U.S. production showed signs of slowing and as traders worried over potential supply disruptions in the Middle East.  May was characterized by choppy market conditions as trendiness grinded to a halt.  The sell-off, which had started in April, continued well into the first half of May before partially reversing course during the second half.  In currencies, the U.S. dollar strengthened again – especially against the Euro – as the ECB signaled a higher pace of its upcoming bond-purchasing program and despite the last FOMC minutes making a June rate hike rather unlikely.  The apparent postponement of the Fed’s first rate hike until after the summer provided a stimulus for global equities although the Fed’s announced “data dependency” of its monetary policy going forward, mixed messages on the state of the ongoing Greek debt negotiations, and Chinese “bubble” fears significantly added to uncertainty.  In fixed income, after last month’s major sell-off, bond prices remained unsteady and did not return to their long-term bullish trend as forecast-beating inflation figures were balanced by weaker-than-expected economic data.  In commodities, the resurgent dollar helped drive prices down, especially in precious metals, whereas crude remained unchanged on a month-to-month basis despite a volatile trading session.  In June, market volatility stayed elevated.  In early June, the sell-off in bonds continued as a robust U.S. jobs report reassured market participants that the Fed would start raising rates later this year.  In currencies, however, renewed U.S. dollar strength was short-lived.  The U.S. dollar retreated against most of its major counterparts following a more dovish FOMC statement at mid-month.  In equities, the Fed and Greece vied for investors’ attention, which created a see-saw market environment.  However, at the end of June, Athens’ call for a public referendum on the terms of its creditors’ final bailout offer surprised global stock markets as the country is now edging ever closer to exiting the Eurozone in an unorderly fashion.  In commodities, corn and soybean markets surged towards month-end after a pair of government reports suggested a tighter supply situation going forward.

In July 2015, directionless volatility remained high in global equity and fixed income markets where indices and yields fluctuated in response to developments in China and Greece.  In the first half of the month, indices dropped and yields jumped in response to tumbling Chinese equity markets and another acceleration in the Greek bailout drama as voters there favored not to accept creditors’ bailout terms.  By mid-month, however, these trends reversed due to a rebound in Chinese equities and the Greek parliament agreeing to its creditors’ bailout plan after all.  Elsewhere, moves were more sustainable.  In currencies, the U.S. dollar renewed its rally seen in the first quarter of the year following upbeat comments by the Fed as economic data reinforced expectations of at least one rate hike later this year.  In commodities, market direction was also quite clear, i.e. the stronger dollar, higher U.S. interest rate expectations, concerns over weaker Chinese growth, and rising supply sent prices in oil, grains, copper, and especially gold downward.  In August, the People’s Bank of China (“PBoC”) devaluating its currency, which sent shockwaves through the financial system.  The devaluation was the renminbi’s biggest drop in decades raising fears about the condition of the world’s second largest economy and, thus, about global growth itself.  The move dominated market action as the VIX (markets’ “fear gauge”) reached levels not seen since the European debt crisis in 2011.  Equities tumbled, along with emerging market currencies and commodities, as nervous market participants moved into government bonds and gold.  However, in the last few days of the month, markets rebounded forcefully creating the second coordinated market sell-off (rather “buy-in”) for the year on August 27.  Equities bounced back, bond yields jumped, and the VIX dropped to long-term average levels as expectations for the Fed’s first rate hike were pushed back by officials’ dovish comments.  Global growth fears also seemed exaggerated after a hefty upward revision of U.S. 2015 Q2 GDP growth to an annual rate of 3.7% (from 2.3%).  The reversal in crude oil was particularly brutal with oil prices rocketing more than 25% in three successive trading sessions amid vague hints of a change in OPEC supply policy.  In September, market sentiment stayed largely gloomy amid global growth concerns.  Although volatility indices retreated a bit towards more long-term average levels, the market environment remained volatile and difficult to trade.  For example, in the beginning of the month, following weak manufacturing figures out of China and the U.S., the strong rally in oil prices seen at the end of the previous month reversed sharply.  Following the reversal of the reversal, oil prices then continued lower throughout the month.  Equities started the month on a positive note, with bond yields rising as well, following strong U.S. employment figures.  However, by mid-month, stock markets and bond yields sounded the retreat as the cautious tone of the FOMC latest policy statement seriously undermined confidence among market participants.

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

2014

The RJO Global Trust Class A units posted a loss of (5.27%) and Class B units posted a loss of (3.35%) for 2014.  The NAV per unit for Class A at year-end was $67.49 and for Class B at year end was $76.11 (please see Note (1) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value) compared to $71.25 per Class A unit at the beginning of the year and $78.74 per unit for Class B.  During 2014 no Class A or Class B units were purchased and no Class A units were converted to Class B units.

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

The month of April was characterized by continued investor anxiety over the escalating tensions in Ukraine which translated into highly choppy market action.  Despite strong warnings from the European leaders and U.S. president Barack Obama hinting of further significant sanctions against the country, the violence reportedly continued adding pressure to financial markets early in the month.  Standard & Poor’s also cut Russia’s credit rating to one notch above junk, citing large capital outflows in the first quarter.  Having experienced selling pressure in the first half of the month, equities recovered towards month end with the S&P 500 ending just shy of record levels.  In the energy sector, the geopolitical tensions pushed prices higher early in the month but turned lower as the month progressed.  Fixed income markets experienced falling yields and higher prices, especially in Europe where the central bank hinted of potential large scale asset purchases in order to battle low inflation.  In commodity markets, the crop sector experienced higher prices fueled by reports showing increased international demand for U.S. crops.  In May, despite the ongoing conflict in Ukraine, financial markets took little notice with U.S. equity markets, as measured by the S&P 500 ending at all-time-high levels.  Stocks were primarily supported by dovish language in the latest FOMC meeting minutes.  Fixed income markets experienced higher prices and falling yields on expectations for a continued low rate environment, especially in Europe where the ECB is now expected to reduce its target rate further next month.  Thus, in currencies, the euro reversed its long-term bullish trend against the greenback with weak inflation numbers coming out of the Eurozone supporting the view of a quantitative easing approach from the ECB.  In commodity markets, supported by the Ukraine conflict, the price of oil continued to march higher.  Towards the end of the month, gold drifted down to a 3-month low amid the broadly positive mood in equity markets and little inflation fears.  Central bank action and language was in the spotlight in June.  In the U.S., Federal Reserve chairman Janet Yellen stated that the Fed is now expecting the U.S. economy to expand at a slower-than-previously-expected rate.  At the same time, the ECB took measures to come to terms with a potentially deflationary environment by lowering key interest rates.  In the UK, the Bank of England surprised the market by hinting that interest rates might rise sooner than anticipated.  The continued dovish Fed language sent U.S. equity markets to record highs, while fixed income markets were on the rise in Europe.  In response to the Bank of England announcement, the British pound surged to a 5-year high against the U.S. dollar.  In commodity markets, recent bearish trends in precious metals reversed sharply on geopolitical tensions, this time in Iraq.  For the same reason, the price of crude oil continued higher on the back of fears for supply disruptions, thereby supporting the existing bullish trend.

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

October presented some wild market action as the VIX spiked and risky assets plunged, in the beginning of the month, following disappointing U.S. economic data, concerns of a German economic slowdown, and magnified fears about the Ebola spread.  However, risk appetite returned towards month end underpinned by news that the Bank of Japan would expand its already aggressive monetary policy.  In addition, Japan’s traditionally largest buyer of government bonds, i.e. the Government Pension and Investment Fund, was reported to more than double its allocation to domestic stocks, which sent Japanese equities significantly higher and made the yen plunge to a near 7-year low.  Elsewhere in currencies, the U.S. dollar continued to strengthen against the euro, supported by the Fed’s announcement that its program of Quantitative Easing was to end in October.  At the same time, the Fed stated that interest rates would remain on hold at their current lows for a considerable time.  Fixed income markets experienced muted reactions to this statement but saw wild swings during the month with bond yields plunging mid-month, only to recover as the month progressed.  In commodity markets, the price of oil fell hard on concerns about abundant supply and sluggish demand, at the same time, trend reversals were seen in soybeans and wheat leading to losses for momentum based strategies.  In metals, gold prices declined to 4-year low levels amid continued low inflation figures.  November continued where October left off; some trends even accelerated towards month end.  Equity markets continued to post moderate gains throughout the month, with some indices reaching new record highs, as economic news in the U.S. such as third quarter GDP, consumer confidence, and initial jobless claims came in better-than-expected.  In currencies, the U.S. dollar strengthened further against the euro and the Japanese yen as the U.S. economy is looking increasingly good compared to the rest of the world with Japan slipping back into recession while the ECB continues to fight deflation.  In fixed income, government bond yields moved lower amid the generally lackluster growth picture painted outside the U.S.  In particular, towards month end, yields in the Eurozone hit their lowest on record as German CPI fell to a 5-year low sparking speculation that the ECB could soon embark on “full-blown” QE.  That being said, commodities were last month’s hotspot with crude oil tumbling to a 4-year low below U.S. $70 per barrel as OPEC failed to agree on any production cuts in order to support prices.  In December, the rally in equity markets took a breather.  Stock markets dropped sharply mid-month as the relentless decline in oil prices and Russia’s ongoing ruble crisis had unsettled market participants.  Increasing growth concerns outside of the U.S. and disappointment after the ECB’s decision to table any more stimuli until next year added to risk aversion.  However, equities rebounded substantially towards year-end, some indices reaching record highs, following the impressive upward revision to U.S. GDP in the third quarter and reassurance from the Fed.  This improvement in economic conditions in the U.S. also helped the dollar to its highest level against other major currencies in more than eight years.  In commodity markets, oil continued on its downward path albeit at a milder pace due to OPEC’s inaction after the International Energy Agency cut its global demand forecast for 2015.  In fixed income, yields were generally lower amid the weaker global growth outlook.

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

The Trust’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest and lowest amounts of trading Value at Risk associated with the Trust’s open positions by market category for fiscal years 2016 and 2015.  All open position trading risk exposures of the Trust have been included in calculating the figures set forth below.  During fiscal year 2016, the Trust’s average total capitalization was approximately $5.9 million, and during fiscal year 2015, the Trust’s average total capitalization was approximately $7.6 million.

	FISCAL YEAR 2016

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$0.2	$0.0	$0.1	1.8%
Currencies	0.4	0.0	0.1	2.3%
Energies	0.2	0.0	0.1	1.5%
Indices	0.3	0.0	0.2	3.1%
Interest Rates	0.1	0.0	0.1	1.5%
Metals	0.1	0.0	0.1	1.1%
Total	$1.3	$0.0	$0.7	11.3%

	FISCAL YEAR 2015

Market Sector	Highest Value at Risk*	Lowest Value at Risk*	Average Value at Risk	% of Average Capitalization**
Agriculture	$0.2	$0.1	$0.1	1.9%
Currencies	0.5	0.1	0.3	3.8%
Energies	0.2	0.1	0.2	2.2%
Indices	0.4	0.1	0.2	2.9%
Interest Rates	0.3	0.0	0.1	2.0%
Metals	0.2	0.0	0.1	1.3%
Total	$1.8	$0.4	$1.0	14.1%

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

Non-Trading Risk

The Trust has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as any market risk they represent) are immaterial.  The Trust holds a significant portion of its assets in cash on deposit with RJO.  The Trust has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at 100% of the four-week Treasury bill rate.  As of December 31, 2016 and December 31, 2015, the Trust had approximately $0 and $5.3 million, respectively, in cash on deposit with RJO.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2016 and 2015, Wells held approximately $4,850,000 and $1,450,000, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

The Trust had no primary trading risk exposure as of December 31, 2016.

Currencies.  The Trust’s currency exposure is to exchange rate fluctuations.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Trust trades in a number of currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The Trust’s major exposures have typically been in the dollar/yen, dollar/euro, dollar/Swiss franc, dollar/British pound, dollar/Canadian dollar positions, and dollar/Australian dollar, dollar/Mexican peso, dollar/Czech Koruna and exposure to cross-rates positions such as Australian dollar/Canadian dollar, euro/Australian dollar and euro/British pound positions.  As of December 31, 2016, the Trust had no currency exposure.

Interest Rates.  Interest rate risk is a major market exposure of the Trust.  Interest rate movements directly affect the price of the sovereign bond positions held by the Trust and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Trust’s profitability.  The Trust’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Trust also takes positions in the government debt of smaller nations such as Australia.  As of December 31, 2016, the Trust had no interest rate exposure.

Stock Indices.  The Trust’s primary equity exposure is to equity price risk in the G-7 countries including the U.S.  The stock index futures traded by the Trust are by law limited to futures on broadly based indices.  As of December 31, 2016, the Trust had no equity exposure.

Metals.  The programs currently used for the Trust may trade precious and base metals.  The Trust’s primary metals market exposure is to price fluctuations.  At December 31, 2016, the Trust had no exposure to precious and base metals.

Agricultural.  The Trust’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions, such as the drought that occurred during the summer of 2015.  As of December 31, 2016, the Trust had no agricultural exposure.

Energy.  The Trust’s primary energy market exposure is to gas and oil price movements, which sometimes result from political developments in the Middle East.  Oil prices can be volatile and substantial profits and losses have been and may continue to be experienced in this market.  As of December 31, 2016, the Trust had no energy market exposure.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Trust as of December 31, 2016 and December 31, 2015.

Foreign Currency Balances.  The Trust’s primary foreign currency balances are in Australian dollar, British pounds, Canadian dollar, Hong Kong dollar, Japanese yen, and eurodollar.  As of December 31, 2016 the Trust had no foreign currency exposure.

Cash Position.  The Trust holds assets in cash at RJO, earning interest at 100% of the average four-week Treasury bill rate (calculated daily).  For deposits denominated in other currencies, the Trust earns interest at a rate of the one-month LIBOR less 100 basis points.  Additionally, effective October 6, 2010, the Managing Owner retained RJOIM, an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets which are managed by the cash manager are held by Wells as custodian.  As of December 31, 2016 and 2015,Wells held approximately $4,850,000 and $1,450,000, respectively, of the Trust’s assets.  To the extent excess cash is not invested in securities by the cash manager, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Degraves Capital Management, PTY:  The trading methodologies utilized by DCM were developed after extensive statistical and mathematical analyses of historical market data.  DCM’s quantitative strategies are proprietary and confidential in nature.  DCM’s trading systems are entirely systematic and based on empirical research into robust statistical patterns in market data.  The key observation from this research, is that across a range of time-horizons, the distribution of returns in financial markets has heavy tails – meaning that moves which are large for the time-horizon under consideration occur with a sufficiently high frequency.  The time series models aim to capture these large moves.

DCM has built a trading system that is profitable on an intraday time scale by successfully combining the following principles:

Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto filed as Exhibit 13.01 to this report.

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2016	2016	2016	2016
Total Trading Revenues (Loss)	$642,100	$60,051	$(123,451)	$(601,854)
Total Trading Expenses	250,817	236,296	202,512	123,581
Less: Operations attributed to non-controlling interests	6,049	461	(1,331)	(11,187)
Trading Income (Loss) net of non-controlling interests	385,234	(176,706)	(324,632)	(714,248)
Non-Trading Income (Loss)	-	-	-	-
Net Income (Loss)	$385,234	$(176,706)	$(324,632)	$(714,248)

Net Income (Loss) per Trading Unit
Class A	$3.43	$1.84	$(1.41)	$(12.60)
Class B	$4.30	$2.81	$(0.64)	$(15.37)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2015	2015	2015	2015
Total Trading Revenues (Loss)	$466,776	$(904,512)	$(37,863)	$313,249
Total Trading Expenses	328,213	255,923	227,960	216,415
Less: Operations attributed to non-controlling interests	-	(14,555)	74	3,237
Trading Income (Loss) net of non-controlling interests	138,563	(1,145,880)	(265,897)	93,597
Non-Trading Income (Loss)	(126,757)	(626,923)	-	-
Net Income (Loss)	$11,806	$(1,772,803)	$(265,897)	$93,597

Net Income (Loss) per Trading Unit
Class A	$0.84	$(8.85)	$(2.18)	$0.79
Class B	$1.34	$(9.70)	$(2.15)	$1.24

The Trust has not disposed of any segments of its business.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The independent registered public accounting firm of the Trust, CF & Co., LLP (“CF”), announced that, effective June 30, 2016, all of its partners and staff had joined Moss Adams LLP. As a result, effective August 1, 2016, CF resigned as the Trust’s independent registered public accounting firm. The Trust engaged Moss Adams LLP to serve as the Trust’s independent registered public accounting firm effective August 1, 2016.

None of the reports of CF on the financial statements of the Trust for the past two years contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to the uncertainty, audit scope, or accounting principles.

During the Trust’s fiscal year ended December 31, 2015 and 2014 and the subsequent interim periods through August 1, 2016, there were (i) no disagreements (as such term is used in Item 304(a) (1)(iv) of Regulation S-K) between the Trust and CF on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of CF, would have caused CF to make reference to the subject matter of the disagreement(s) in connection with its report on the Trust’s financial statements and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust at the time this annual report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting.  The Managing Owner of the Trust is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Managing Owner has assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Managing Owner used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  The Managing Owner has concluded that, as of December 31, 2016, the Trust’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Trust to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 9B.   Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

There are no directors or executive officers of the Trust.  As of December 31, 2016, the Trust was managed by its Managing Owner, R.J. O’Brien Fund Management, LLC.  The officers and directors of the Managing Owner as of December 31, 2016 were as follows:

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

Colleen M. Roberts – Chief Operating Officer: Ms. Roberts joined the Managing Owner in November 2013 as Head of Operations and was appointed as Chief Operating Officer in October 2015.  Ms. Roberts has been Principal approved for the Managing Owner since November 11, 2015.  As Chief Operating Officer, Ms. Roberts is primarily responsible for the daily/monthly operations of the various commodity pools for which the Managing Owner operates, including the Trust.  From January 2013 through March 2014, Ms. Roberts was a Senior Analyst in the Financial Information Systems department of R.J. O’Brien & Associates, LLC, a futures commission merchant, where she was primarily responsible for providing support to the Accounting and Commission teams along with supporting the company’s executive and division heads with the annual corporate budgeting process.  From January 1995 through December 2012, Ms. Roberts was the Director of Special Projects for R.J. O’Brien & Associates, LLC, where her primary responsibility was Y2K disaster recovery and the automation of the monthly commission payout process for over 300 introducing brokers and producers, in addition to backing up regulatory accountants and working on other finance department projects.  Ms. Roberts has a Bachelor of Science in Finance from Marquette University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

(a)	As of December 31, 2016, no person was known to the Trust to own beneficially more than 5% of the outstanding units.

(b)	As of December 31, 2016, the Managing Owner beneficially held an ownership of $26,403 (which is the equivalent of 535 units) or approximately 0.64% of the ownership of the Trust as of that date.

(c)
As of December 31, 2016, no arrangements were known to the Trust, including any pledges by any person of units of the Trust or units of its Managing Owner or the parent of the Managing Owner, such that a change in control of the Trust may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

None.  The Trust does not have any directors or officers of its own nor is any person known to have beneficial ownership of more than 5% of the outstanding units.  The Trust is not the subsidiary of any business entity.

Item 14.  Principal Accounting Fees and Services.

(a)      Audit Fees

The Trust paid CF, the Trust’s independent registered public accounting firm through July 31, 2016, $12,000 and $90,057 respectively for the 2016 and 2015 audits and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

The Trust paid Moss Adams, LLP, the Trust’s independent registered public accounting firm from August 1, 2016 forward $79,213 for the 2016 audit and for professional services rendered in connection with the audit of the Trust’s annual financial statements included in the Trust’s Form 10-K filings, the review of financial statements included in the Trust’s Form 10-Q filings, and the review of other SEC filings.

(b)      Audit-Related Fees

The Trust did not pay CF or Moss Adams, LLP any amount in 2016 or 2015 for assurance reviews and related professional services rendered in connection with the audit or review of the Trust’s financial statements that are not covered by Item 14(a) above.

(c)      Tax Fees

Beginning in 2016, the Trust engaged CF to provide professional services in connection with tax compliance, tax advice and tax planning and paid CF $40,000 for such services for 2016.  The Trust did not pay CF any amount in 2015 for professional services in connection with tax compliance, tax advice and tax planning.  For 2015, the Trust engaged Deloitte Tax LLP, which does not provide audit services to the Trust, to provide professional services in connection with tax compliance, tax advice and tax planning and paid Deloitte Tax LLP $80,000 for such services for 2015.  These fees consisted primarily of services rendered in connection with the preparation of a Schedule K-1 to IRS Form 1065 for each unitholder.

(d)      All Other Fees

None.

(e)      Audit Committee Pre-Approval Policies and Procedures

(i)
The audit committee with respect to the Trust has not developed pre-approval policies as of the date of this report.  Consequently, all audit and non-audit services provided by CF or Moss Adams, LLP must be approved by the directors of the Managing Owner.

(ii)
None of the services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A of the Exchange Act were provided by CF  or Moss Adams, LLP.; therefore, no services were required to be approved by the board of directors of the Managing Owner on behalf of the Trust.

(f)       Less than 50% of the hours expended on CF’s or Moss Adams, LLP’s, audit of the Trust’s financial statements were attributable to the work of persons who were not full-time, permanent employees of either CF or Moss Adams, LLP.

Part IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a.	Report of Independent Registered Public Accounting Firm — Moss Adams, LLP

b.	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

c.	Condensed Consolidated Schedules of Investments as of December 31, 2016 and 2015

d.	Consolidated Statements of Operations, for the years ended December 31, 2016, 2015 and 2014

e.	Consolidated Statements of Changes in Unitholders’ Capital for the years ended December 31, 2016, 2015, and 2014

f.	Notes to Consolidated Financial Statements

(2)
All financial statement schedules have been omitted either because the information required by the schedules is not applicable, or because the information required is contained in the financial statements herein or the notes hereto.

(3)	Exhibits:

Index to Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated April 1, 2015. (3)

10.02	Third Amendment to Advisory Agreement, made as of March 1, 2016 by and among OASIS ROW, LLC and R.J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. (4)

10.03	Fourth Amendment to Advisory Agreement, made as of April 1, 2016 by and among OASIS ROW, LLC and R.J. O’Brien Fund Management, LLC and ROW Asset Management, LLC. (4)

13.01	Annual Report to Unitholders for Fiscal Year 2016. *

14.01	R.J. O’Brien Fund Management, LLC. Code of Ethics. *

20.01	Special Redemption Notice to Unitholders, dated November 30, 2016.

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Chief Executive Officer. *

32.02	Section 1350 Certification of Chief Financial Officer. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

(4)           Incorporated by reference herein from the exhibit of the same description filed on May 13, 2016 on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017	RJO GLOBAL TRUST

By: R.J. O’Brien Fund Management, LLC.
(Managing Owner)

	By:	/s/ James Gabriele
James Gabriele
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of the Registrant on March 30, 2017, and in the capacities indicated:

R.J. O’Brien Fund Management, LLC.

Signatures	Title

/s/ Julie M. DeMatteo	Chief Executive Officer and Director
Julie M. DeMatteo	(principal executive officer)

/s/ James Gabriele	Chief Financial Officer and Director
James Gabriele	(principal financial and accounting officer)