Form 10-Q
period 2017-03-31
RJO GLOBAL TRUST
filed 2017-05-15
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes       ☒ No

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets
	March 31,	December 31,
	2017	2016
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,821,948	$-
Net unrealized gain on open contracts	56,610	-
Total due from broker	2,878,558	-

Cash and cash equivalents on deposit with affiliate	1,406,448	4,850,088
Cash on deposit with bank	213,576	67,326
Interest receivable	585	1,197
Receivable from US bank	14,374	17,890
Prepaid expenses - offering	2,591	-

Total Assets	$4,516,132	$4,936,501

Liabilities and Unitholders’ Capital

Liabilities:
Equity in commodity Trading accounts:
Net unrealized loss on open contracts	$98,319	$-
Accrued commissions	9,626	10,101
Accrued management fees	8,752	-
Accrued incentive fees	804	-
Accrued operating expenses	94,909	189,019
Accrued offering expenses	-	8,786
Redemptions payable-Trading	69,193	570,896
Distribution payable - Non-Trading	14,374	17,890
Total liabilities	295,977	796,692

Unitholders’ capital:
Unitholders’ capital (Trading):
Beneficial owners Class A (77,239 and 82,359 units outstanding at March 31, 2017 and December 31, 2016, respectively)	3,750,996	4,064,794
Class B (435 and 839 units outstanding at March 31, 2017 and December 31, 2016, respectively)	24,927	48,612
Class C (0 and 0 units outstanding at March 31, 2017 and December 31, 2016, respectively)	-	-
Class D (0 and 0 units outstanding at March 31, 2017 and December 31, 2016, respectively)	-	-
Managing owner (535 Class A units outstanding at March 31, 2017 and December 31, 2016 respectively)	25,981	26,403

Total unitholders’ capital	3,801,904	4,139,809

Non-Controlling Interests	418,251	-

Total Capital	4,220,155	4,139,809

Total Liabilities and Unitholders’ Capital	$4,516,132	$4,936,501

Net asset value per unit:
Trading:
Class A	$48.56	$49.35
Class B	$57.30	$57.94

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Condensed Consolidated Schedule of Investments

	March 31, 2017		December 31, 2016
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Currency	0.06%	$2,496	0.00%	$-
Energy	0.12%	5,140	0.00%	-
Indices	0.22%	9,317	0.00%	-
Interest rates	0.21%	8,778	0.00%	-
Metals	0.08%	3,275	0.00%	-

Total long positions on open contracts		$29,006		$-

Short Positions
Futures Positions
Agriculture	0.82%	$34,795	0.00%	$-
Currency	0.01%	313	0.00%	-
Energy	-2.63%	(111,076)	0.00%	-
Indices	0.12%	5,253	0.00%	-

Total short positions on open contracts		$(70,715)		$-

Total net unrealized loss on open contracts		$(41,709)		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

	For the three months ended March 31,
	2017	2016
	UNAUDITED	UNAUDITED
Trading gain (loss):
Net gain (loss) on trading of commodity contracts:
Net realized gain on closed positions	$100,702	$603,742
Net change in unrealized gain (loss) on open positions	(41,709)	1,808
Net foreign currency transaction gain (loss)	(538)	32,636
Total trading gain	58,455	638,186

Net investment income:
Interest income	3,551	3,914
Total net investment income	3,551	3,914

Expenses:
Commissions - Class A	45,664	71,509
Commissions - Class B	191	372
Commissions - Non-controlling interests	3,004	676
Management fees	18,861	47,174
Incentive fees	804	38,235
Ongoing offering expenses	6,168	9,475
Operating expenses	62,000	83,376
Total expenses	136,692	250,817

Trading income (loss)	(74,686)	391,283

Less: Operations attributed to non-controlling interests	(10,415)	6,049

Net income (loss)	$(64,271)	$385,234

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statement of Changes in Unitholders’ Capital
For the three months ended March 31, 2017
UNAUDITED

Unitholders’ Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B
	Units	Dollars	Units	Dollars

Balances at December 31, 2016	82,359	$4,064,794	839	$48,612
Trading income (loss)	-	(63,186)	-	(663)
Unitholders’ contributions	-	-	-	-
Unitholders’ redemptions	(5,120)	(250,612)	(404)	(23,022)
Balances at March 31, 2017	77,239	$3,750,996	435	$24,927

Unitholders’ Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders’ Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2016	535	$26,403	83,733	$4,139,809	-	$-
Trading income (loss)	-	(422)	-	(64,271)	-	(10,415)
Unitholders’ contributions	-	-	-	-	-	428,666
Unitholders’ redemptions	-	-	(5,524)	(273,634)	-	-
Balances at March 31, 2017	535	$25,981	78,209	$3,801,904	-	$418,251

Total Unitholders Capital at March 31, 2017						$4,220,155

	Unitholders’	Unitholders’
	Capital	Capital
	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2016	$49.35	$57.94
Net change per unit	(0.79)	(0.64)
Net asset value per unit at March 31, 2017	$48.56	$57.30

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

(1)         General Information and Summary

The RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of multiple independent commodity trading advisors (each a, “Trading Advisor” and collectively, the “Trading Advisors”).

R.J. O’Brien Fund Management, LLC, the managing owner of the Trust (“RJOFM” or the “Managing Owner”), acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware limited liability company in July of 2007.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and has been a member in good standing of the National Futures Association (“NFA”) in such capacity, since December 1, 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates, LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”) through its investment in the  O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM (as further described below).

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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  RPM has been registered with the CFTC as a commodity trading advisor (“CTA”), and has been a member in good standing of the NFA in such capacity, since August 27, 2015.  Prior to August 27, 2015, RPM was exempt from registration as a CTA pursuant CFTC Rule 4.14(a)(10) as (i) during the course of any 12-month period, it had not furnished commodity trading advice to more than 15 persons; and (ii) it did not hold itself out generally to the public as a CTA.  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to the Trading Advisors, representing the Investment Manager’s “Evolving Manager Program.”  RPM is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program through its role as investment advisor to the OASIS RPM Evolving CTA Series (“RPM Series”).  RPM is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s indirect investment in RJ OASIS through its direct investment in the RPM Series (as further described below).  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

The Trust’s assets are currently allocated to the RPM Series offered on RJ OASIS.  The RPM Series in turn invests into other series of RJ OASIS representing the Investment Manager’s “Evolving Manager Program”.  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  RJOFM is the managing member of each RJ OASIS series and each Trading Company.  RJOFM has no equity interest in any RJ OASIS series or Trading Company.

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of March 31, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to three independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”), pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2017, prior to quarter-end reallocation, RCM was managing 44.56%, Claughton 9.64% and DCM 8.63% of the Trust’s assets, respectively.  Approximately 37.17% of the Trust’s assets were not allocated to any Trading Advisor.

The Trust has no officers, directors or employees.

RJO is a “futures commission merchant,” the Managing Owner is a “commodity pool operator” and the Trading Advisors to the Trust are “commodity trading advisors,” as those terms are used in the CE Act.  As such, they are registered with and subject to regulation by the CFTC and are each a member of NFA in such respective capacities.  R.J. O’Brien Securities, LLC, an affiliate of RJOFM and the lead selling agent for the Trust, is registered as a broker-dealer with the SEC, and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

The Trust will be terminated on December 31, 2026, unless terminated earlier upon the occurrence of one of the following:  (1) Beneficial Owners holding more than 50% of the outstanding units notify the Managing Owner to dissolve the Trust as of a specific date; (2) 120 days after the filing of a bankruptcy petition by or against the Managing Owner, unless the bankruptcy court approves the sale and assignment of the interests of the Managing Owner to a purchaser/assignor that assumes the duties of the Managing Owner and the purchaser/assignor begins serving as the successor Managing Owner; (3) 120 days after the notice of the retirement, resignation, or withdrawal of the Managing Owner, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor managing owner to continue the business of the Trust; (4) 90 days after the insolvency of the Managing Owner or any other event that would cause the Managing Owner to cease being managing owner of the Trust, unless Beneficial Owners holding more than 50% of the outstanding units appoint a successor managing owner to continue the business of the Trust; (5) the dissolution of the Managing Owner; (6) the insolvency or bankruptcy of the Trust; (7) a decline in the aggregate net assets of the Trust to less than $2,500,000, except as provided in the Trust Agreement; (8) dissolution of the Trust; or (9) any event that would make it unlawful for the existence of the Trust to be continued or require dissolution of the Trust; and such other circumstances as set forth in the Trust Agreement.

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the three month periods ended March 31, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $1,107 and $2,125, respectively.

On October 6, 2010, the Managing Owner appointed Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of March 31, 2017, Wells held approximately $1,406,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  For the three month periods ended March 31, 2017 and 2016, OIS had paid or accrued to pay interest to the Trust of $2,444 and $1,789, respectively.

As of March 31, 2017, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue additional claims against REFCO, LTD, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from REFCO, LTD by the LLC were distributed to unitholders who were investors in the Trust at the time of the bankruptcy of REFCO, LTD and Refco, Inc.  U.S. Bank National Association (“US Bank”) was appointed as manager of the LLC.  US Bank made distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $14,374 and $17,890 as of March 31, 2017 and December 31, 2016, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(2)         Summary of Significant Accounting Policies

The accounting and reporting policies of the Trust conform to accounting principles generally accepted in the United States of America (“US GAAP”) and to practices in the commodities industry.  The following is a description of the more significant of those policies that the Trust follows in preparing its consolidated financial statements.

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

The Trust’s unaudited consolidated financial statements and the related notes should be read together with the consolidated financial statements and related notes included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiary: the RPM Series (effective January 23, 2017), the RPM Series’ wholly-owned subsidiary, OASIS Claughton Capital Series, and the RPM Series’controlling and majority equity interests in the OASIS Revolution Capital Mgmt Series and OASIS Degraves Capital Mgmt PTY Series.  Interests in such series of RJ OASIS not wholly-owned by the Trust are shown as non-controlling interests.  All material intercompany transactions have been eliminated upon consolidation.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed OIS, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of March 31, 2017, Wells held approximately $1,406,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

(g)         Recent Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The standard permits the use of either the retrospective or cumulative effect transition method.  In July 2015, the FASB voted to delay the effective date of this ASU by one year.  The ASU will now be effective commencing with the Trust’s quarter ending March 31, 2018.  Early adoption of this ASU is allowed no sooner than the original effective date.  The Trust, based on a preliminary assessment, does not currently believe its revenue recognition policies will change upon the adoption of the standard.

(3)         Fees

Management fees are accrued and paid monthly by the relevant series’ Trading Company.  Incentive fees are accrued monthly and paid quarterly, as applicable, by the relevant series’ Trading Company.  Trading decisions for the period of these financial statements were made by the Trading Advisors.

Management fees and incentive fees were not due on the LLC’s net assets.  See Note (1).

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

For a description of the fees paid by the Trust to OIS, the Trust’s cash manager, see Note (9).

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

The Trust files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  The Trust’s U.S. federal income tax returns for all tax years ended on or after December 31, 2013, remain subject to examination by the Internal Revenue Service.  The Trust’s state and local income tax returns are subject to examination by the respective state and local authorities over various statutes of limitations, generally ranging from three to five years from the date of filing.

(5)         Trading Activities and Related Risks

The Trust, through its indirect investment in the Trading Companies, engages in the speculative trading of U.S. and international futures contracts, options, and forward contracts (collectively, derivatives).  These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy.  The Trading Companies are exposed to both market risk - the risk arising from changes in the market value of the contract - and credit risk - the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the three month periods ended March 31, 2017 and 2016, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

The Trust, through its indirect investment in the Trading Companies, may invest its margin in fixed income securities as permitted by CFTC regulations regarding acceptable securities for investment of segregated assets and the OIS agreement with the Trust.  Such acceptable securities, include, but are not limited to, U.S. Treasury and government agencies’ securities, purchase agreements collateralized by U.S. Treasury and government agencies, corporate debt securities, and bank debt securities.  The Trust’s total investment in corporate debt securities, bank deposit securities, and certificate of deposits combined cannot exceed 40% of the Trust’s total assets.

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

          Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Trust has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The value of any exchange-traded futures contracts and options fall into this category.  As of December 31, 2016, the Trust did not have any Level 1 assets or liabilities.

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of March 31, 2017 and December 31, 2016, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of March 31, 2017 and December 31, 2016, respectively, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Net unrealized gain on open contracts:
Futures positions	$56,610	$-	$-	$56,610
	56,610	-	-	56,610
Liabilities
Net unrealized loss on open contracts:
Futures positions	(98,319)	-	-	(98,319)
	(98,319)	-	-	(98,319)

Total fair value	$(41,709)	$-	$-	$(41,709)

As of December 31, 2016, the Trust held no assets or liabilities measured at fair value.

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

(2)  As of March 31, 2017, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of 0.35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8)         Financial Highlights

The following financial highlights show the Trust’s financial performance of the Trading units by class for the three month periods ended March 31, 2017, and 2016, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  No financial highlights per share operating performance has been presented for Class C units for the three month periods ended March 31, 2017 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.  As of March 31, 2017, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
Per share operating performance:
Net asset value of Trading units, beginning of period	$49.35	$58.09	$57.94	$66.84
Total Trading income (loss):
Trading gain (loss)	0.79	5.63	0.93	6.48
Investment income	0.03	0.03	0.03	0.04
Expenses	(1.61)	(2.23)	(1.60)	(2.22)
Trading income (loss)	(0.79)	3.43	(0.64)	4.30
Net asset value of Trading units, end of period	$48.56	$61.52	$57.30	$71.14

Total return:
Total return before incentive fees	(1.60%)	6.46%	(1.11%)	6.98%
Less incentive fee allocations	0.00%	(0.56%)	0.00%	(0.55%)
Total return	(1.60%)	5.90%	(1.11%)	6.43%

Ratios to average net assets:
Trading income (loss)	(1.62%)	5.71%	(2.10%)	6.13%
Expenses:
Expenses, less incentive fees	(3.32%)	(3.13%)	(3.17%)	(2.60%)
Incentive fees	0.00%	(0.56%)	0.00%	(0.55%)
Total expenses	(3.32%)	(3.69%)	(3.17%)	(3.15%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three month periods ended March 31, 2017 and 2016, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

(9)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained OIS (formerly, RJO Investment Management, LLC) an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by OIS are held in segregated accounts in custody at Wells.  OIS is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, OIS agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with OIS and the current interest rate environment.  As of March 31, 2017, the Trust’s deposits held by OIS consisted of cash of $1,406,000.  Since August 1, 2014, OIS continues to waive its advisory fee.

(10)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of March 31, 2017
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$37,195	$(2,400)	$34,795
Currency	9,512	(6,704)	2,808
Energy	5,140	(111,076)	(105,936)
Indices	18,351	(3,780)	14,571
Interest rates	8,778	-	8,778
Metals	3,455	(180)	3,275
	$82,431	$(124,140)	$(41,709)

As of December 31, 2016, the Trust held no assets or liabilities reported at fair value.  The above reported fair values are included in equity in commodity trading accounts – net unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the consolidated statement of financial condition as of March 31, 2017.

Trading gain (loss) for the following periods:

	Three Months Ended March 31,
Type of Futures Contracts	2017	2016
Agriculture	$6,807	$(28,617)
Currency	7,971	54,881
Energy	(150,031)	100,861
Indices	376,710	288,800
Interest rates	(185,192)	211,092
Metals	2,190	11,169
	$58,455	$638,186

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of March 31, 2017 and December 31, 2016:

	Offsetting of Derivative Assets

	As of March 31, 2017			As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Description

Futures and forward contracts	$82,431	$(25,821)	$56,610	$-	$-	$-

	$82,431	$(25,821)	$56,610	$-	$-	$-

	Derivative Assets and Collateral Held by Counterparty

	As of March 31, 2017				As of December 31, 2016
	Net Amount of Assets in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Assets in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and collateral held by RJO)
		Financial Instruments	Cash Collateral Received	Net Amount		Financial Instruments	Cash Collateral Received	Net Amount

OASIS Claughton, LLC	$56,610	$-	$-	$56,610	$-	$-	$-	$-

	$56,610	$-	$-	$56,610	$-	$-	$-	$-

	Offsetting of Derivative Liabilities

	As of March 31, 2017			As of December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition

Description

Futures and forward contracts	$124,140	$(25,821)	$98,319	$-	$-	$-

	$124,140	$(25,821)	$98,319	$-	$-	$-

	Derivative Liabilities and Collateral Pledged by Counterparty

	As of March 31, 2017				As of December 31, 2016
Individual Trading Companies (with derivative liabilities and collateral held by RJO)	Net Amount of Liabilities in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition			Net Amount of Liabilities in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition

		Financial Instruments	Cash Deposits Held by Broker	Net Amount		Financial Instruments	Cash Deposits Held by Broker	Net Amount

OASIS RCM, LLC	$98,319	$(98,319)	$-	$-	$-	$-	$-	$-

	$98,319	$(98,319)	$-	$-	$-	$-	$-	$-

(12)       Subsequent Events

As of May 1, 2017, the RPM Series rebalanced and partially redeemed out of the OASIS Revolution Capital Mgmt Series (managed by RCM) and after month-end reallocation subscribed to allocate those funds to the OASIS Prolific Capital Markets Series (managed by Prolific Capital Markets, LLC).  The amount redeemed out of the OASIS Revolution Capital Mgmt Series was $1,000,000 and the amount allocated to OASIS Prolific Capital Markets Series was $1,000,000 after the month-end reallocation.

The Trust expects to pay annual expenses of approximately 10.18% (for Class C units) to 15.03% (for Class D units) after taking into account estimated interest income of its average month-end assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)         Introduction

The RJO Global Trust (the “Trust”), is a Delaware statutory trust organized on November 12, 1996 under the Delaware Statutory Trust Act.  The business of the Trust is the speculative trading of commodity interests, including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of multiple independent commodity trading advisors (each, a “Trading Advisor” and collectively, the “Trading Advisors”).

R.J. O’Brien Fund Management, LLC, the managing owner of the Trust (“RJOFM” or the “Managing Owner”), acquired the managing owner interest in the Trust from Refco Commodity Management, Inc. (“RCMI”) on November 30, 2006.  The Managing Owner of the Trust was initially formed as an Illinois corporation in November 2006, and became a Delaware limited liability company in July of 2007.  The Managing Owner has been registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator, and has been a member in good standing of the National Futures Association (“NFA”) in such capacity, since December 1, 2006.  The Managing Owner is registered as a commodity pool operator under the Commodity Exchange Act, as amended (“CE Act”), and is responsible for administering the business and affairs of the Trust.  The Managing Owner is an affiliate of R.J. O’Brien & Associates LLC, the clearing broker for the Trust (“RJO” or the “Clearing Broker”) through its investment in the  O’Brien Alternative Strategic Investment Solutions, LLC (“RJ OASIS”), a Delaware series limited liability company operated by RJOFM (as further described below).

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

Pursuant to an Investment Management Agreement dated August 30, 2013 (the “Investment Management Agreement”), the Managing Owner appointed RPM Risk & Portfolio Management Aktiebolag, a limited liability company organized under the laws of Sweden, as investment manager to the Trust (“RPM” or the “Investment Manager”).  RPM has been registered with the CFTC as a commodity trading advisor (“CTA”), and has been a member in good standing of the NFA in such capacity, since August 27, 2015.  Prior to August 27, 2015, RPM was exempt from registration as a CTA pursuant CFTC Rule 4.14(a)(10) as (i) during the course of any 12-month period, it had not furnished commodity trading advice to more than 15 persons; and (ii) it did not hold itself out generally to the public as a CTA.  The Trust remains a multi-advisor commodity pool where trading decisions for the Trust are delegated to the Trading Advisors, representing the Investment Manager’s “Evolving Manager Program.”  RPM is responsible for selecting, monitoring, and replacing each commodity trading advisor available for its Evolving Manager Program through its role as investment advisor to the OASIS RPM Evolving CTA Series (“RPM Series”).  RPM is also responsible for the Trust’s allocations to each Trading Advisor through the Trust’s indirect investment in RJ OASIS through its direct investment in the RPM Series (as further described below).  RPM may also add, remove or replace any Trading Advisor without the consent of or advance notice to investors.  Investors will be notified of any material change in the basic investment policies or structure of the Trust.

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

The Trust’s assets are currently allocated to the RPM Series offered on RJ OASIS.  The RPM Series in turn invests into other series of RJ OASIS representing the Investment Manager’s “Evolving Manager Program.”  Each “series” of RJ OASIS feeds into a separate trading company established to facilitate trading by a particular Trading Advisor (each, a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies are operated by RJOFM.  RJOFM is the managing member of each RJ OASIS series and each Trading Company.  RJOFM has no equity interest in any RJ OASIS series or Trading Company.

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of March 31, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to three independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”) and Degraves Capital Management PTY (“DCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of March 31, 2017, prior to quarter-end reallocation, RCM was managing 44.56%, Claughton 9.64% and DCM 8.63% of the Trust’s assets, respectively.  Approximately 37.17% of the Trust’s assets were not allocated to any Trading Advisor.

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

Effective January 1, 2007, JWH Special Circumstance LLC (the “LLC”), a Delaware limited liability company, was established to pursue additional claims against REFCO, LTD, and all Non-Trading Accounts were transferred to the LLC.  Any new funds received from REFCO, LTD by the LLC were distributed to unitholders who were investors in the Trust at the time of the bankruptcy of REFCO, LTD and Refco, Inc.  U.S. Bank National Association (“US Bank”) was appointed as manager of the LLC.  US Bank made distributions to the unitholders, as defined above, upon collection, sale, settlement or other disposition of the bankruptcy claim and after payment of all fees and expenses pro rata to the unitholders, as explained above, as follows:

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $14,374 and $17,890, as of March 31, 2017 and December 31, 2016, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the three month period ended March 31, 2017, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners, and no Class A units were converted to Class B units.  The Managing Owner did not purchase any units during this time.  For the three month period ended March 31, 2017, the Beneficial Owners redeemed a total of 5,524 units for $273,634.  For the three month period ending March 31, 2017, the Beneficial Owners redeemed a total of 5,119 Class A units for $250,612 and 404 Class B units for $23,022.  No Class C or Class D units were redeemed by the Beneficial Owners during this period.  The Managing Owner did not redeem any units during the three month period ended March 31, 2017.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of March 31, 2017, the market sectors where the Trust maintained an investment having the highest exposure were: Indices having a net long value of $14,570, Interest Rates having a net long value of $8,778, Metals having a net long value of $3,275, Currencies having a net long value of $2,809, Agricultural having a net short value of $34,795 and Energy having a net short value of $105,936.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the three month period ended March 31, 2017, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Trust’s capital resource arrangements at the present time.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three month periods ended March 31, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $1,107 and $2,125, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets, which are managed by the cash manager, are held by Wells as custodian.  As of March 31, 2017, Wells held approximately $1,406,000 of the Trust’s assets.  For the three month periods ended March 31, 2017 and 2016, the assets held in this account earned $2,444 and $1,789, of interest income, respectively.

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

There are no known trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust’s liquidity increasing or decreasing in any material way, and there are no material unused sources of liquid assets.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s assets were allocated to different combinations of Trading Advisors over time.  As of March 31, 2017, trading decisions for the Trust have been delegated to three independent Trading Advisors:  RCM, Claughton and DCM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended March 31, 2017

The Trust posted a loss of $(63,186) or $(0.79) per trading unit for Class A units and a loss of $(663) or $(0.64) for Class B units.  There were no Class C units held during the quarter ended March 31, 2017 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2017, Class A units have lost 40.64% since their first issuance in June 1997.  Class B units have lost 52.01% since their first issuance in January 2009.

As of March 31, 2017, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (44.56%), Claughton (9.64%) and DCM (8.63%), with the remaining percentage allocated to cash.

During the month of January, the newly inaugurated U.S. President’s approach to governing failed to reassure the markets about his chances of delivering on the fiscal stimulus promises that drove asset prices recently.  Notably, the S&P 500 and 10-year Treasury yields have barely changed and the VIX has stayed on very low levels.  The U.S. dollar also lost against other major currencies during the month.  This is quite a change in market sentiment compared to the end of 2016.  In the Eurozone, fear of protectionism drove inflation expectations higher, which affected the bond markets negatively.  In energy, most prices fell back somewhat on concerns over the impact of President Trump’s policy on the industry as well as concerns of increased output from U.S. shale oil producers after the Organization of Petroleum Exporting Countries (“OPEC”)/non-OPEC agreement to curb global production.

February 2017 was all about equities.  Strong economic reports stampeding through the month, led by a 0.6% jump in consumer prices, i.e. the biggest 1-month inflation punch in nearly four years, and mounting speculation that the Fed could raise rates as soon as March helped drive indices of global equities to new record highs.  In fixed income and currencies, trends were less pronounced but towards month-end, political anxiety amid fresh concerns about Greece, the upcoming French election, and worries about the health of the UK economy drove bonds yields lower, especially in Europe.  The U.S. dollar gained against most of its major counterparts. In commodities, energy prices remained range bound whereas gold prices advanced as investors’ faith in the growth-focused “reflation trade” faded.

In the beginning of March, the U.S. dollar strengthened, equities rallied, and bond yields jumped due to a series of stronger-than-expected economic data, rising inflation figures, and increased expectations for another Fed hike.  Then, however, these trends went into reverse so that ultimately indices were hardly changed at all at month-end, except for European equities.  In FX, the dollar sank after the Fed had followed through with raising its target rate by another 25bps but failing to meet expectations that it would signal more aggressive action going forward.  Elsewhere in currencies, sterling remained choppy after the UK officially triggered Brexit.  In fixed income, bonds rallied after the rather dovish Fed statement and weaker-than-expected US data in the second half of the month such as existing home sales and initial jobless claims.  In equities, markets turned lower after Trump’s crucial healthcare plan did not even make it to the vote.  In commodities, crude oil suffered its biggest drop in over a year after the EIA report, in the beginning of the month, showed an unexpected surge in inventories to new record highs.  However, towards month-end, this move reversed almost as forcefully as inventories had climbed less than analysts had foreseen.  Elsewhere, prices in agricultures continued to fall on record harvest news.

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

In January, market action was almost solely driven by deteriorating investor sentiment fueled by the oil glut and concerns about China’s slowing economy.  After the first historic Fed rate hike in seven years, the U.S. dollar remained historically strong in anticipation of further rate increases.  The U.S. dollar strength has put pressure on dollar-linked currencies such as the Chinese renminbi and the Hong Kong dollar.  The dollar-pegged currencies of the Gulf States have also been under pressure as the oil glut has been eroding their petrodollar income.  Free-floating currencies of other commodity producing emerging countries like Brazil, South Africa, and Russia have been in free fall.  Equities and developed fixed income yields have fallen in tandem with crude oil.  Bearish equity and commodity markets only found some solid ground at the end of the month.  The reversal was induced by central banks’ comments starting with the speech of the European Central Bank’s (“ECB”) Mario Draghi expressing that ECB has further tools to push inflation up close to target.  ECB’s effort to calm the markets was further supported by its U.S. counterpart’s comment indicating a rate hike at the March Federal Open Market Committee meeting as less likely.  At the end of the month, oil bulls could take a breather as oil prices rebounded some 25% from a 14-year low on speculation that Russia may cooperate in production cuts with the OPEC.  However, this speculation was later downplayed by comments from the Saudis.

In February, equities continued to trade in concert with oil prices.  During the first half of the month, market sentiment turned bearish once again amid lingering concerns about global growth, corporate earnings, and stubbornly low inflation.  Equities retreated across the board in tandem with sliding oil prices; the U.S. dollar dropped against all of its major counterparts; gold jumped; the VIX spiked and bonds rallied.  In the second half of the month, stock markets rebounded forcefully as oil prices rallied on news that Saudi Arabia, Russia, and two other producers would agree to a production “freeze.”  Elsewhere in commodities, the rally in gold was halted; in currencies, the U.S. dollar trimmed its losses as Sterling attracted much of the attention with the Brexit exit worries keeping the pound under pressure; in fixed income, however, yields continued lower, especially in Europe and Japan, as inflation figures failed to lift off, fueling expectations for more quantitative easing (“QE”) in the near future.

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

(f)         Tabular Disclosure of Contractual Obligations

The business of the Trust is the speculative trading of commodity interests, including U.S. and international futures, spot and forward contracts on currencies, interest rates, energy and agricultural products, metals and stock indices, hybrid instruments, swaps, any rights pertaining thereto and any options thereon or on physical commodities, as well as securities and any rights pertaining thereto and any options thereon, pursuant to the trading instructions of the Trading Advisors.  The majority of the Trust’s futures and forward positions, which may be categorized as “purchase obligations” under Item 303 of Regulation S-K, are short-term.  That is, they are held for less than one year.  Because the Trust does not enter into other long-term debt obligations, capital lease obligations, operating lease obligations or other long-term liabilities that would otherwise be reflected on the Trust’s Consolidated Statements of Financial Condition, a table of contractual obligations has not been presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change with respect to the Trust’s market risk as described in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust, at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at March 31, 2017.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Limitations on the Effectiveness of Controls: Any control system, no matter how well designed and operated, can only provide reasonable (but not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Trust and its subsidiaries are not party to any material, pending legal proceedings.

Item 1A.  Risk Factors

See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for a discussion of the conditions in the financial markets and economic conditions affecting the business of the Trust.

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the twelve-month periods ending March 31, 2017, 2016 and 2015, respectively,  were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the first quarter of 2017:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
January	2,342	404	-	$48.49	$57.02	$-
February	1,352	-	-	$50.17	$59.09	$-
March	1,425	-	-	$48.56	$57.30	$-

Total	5,119	404	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated as of April 1, 2015. (3)

10.02	Second Amendment to the Advisory Agreement, among OASIS RCM, LLC, R.J. O’Brien Fund Management, LLC and Revolution Capital Management, LLC, dated as of January 20, 2017. * (4)

10.03	Amendment to Exhibit D of the Advisory Agreement, among OASIS Claughton, LLC, R.J. O’Brien Fund Management, LLC and Claughton Capital LLC, dated as of January 23, 2017. * (4)

10.04	Amendment to Exhibit D of the Advisory Agreement, among OASIS DCM PTY, LLC, R.J. O’Brien Fund Management, LLC and Degraves Capital Management PTY Ltd, dated as of January 23, 2017. * (4)

10.05	Advisory Agreement, made as of March 30, 2017, by and among OASIS PCM LLC, R.J. O’Brien Fund Management, LLC and Prolific Capital Markets, LLC. * (4)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RJO Global Trust

Date:       May 15, 2017

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer