Form 10-Q
period 2017-06-30
RJO GLOBAL TRUST
filed 2017-08-11
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets
	June 30,	December 31,
	2017	2016
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,717,492	$-
Net unrealized gain on open contracts	62,092	-
Total due from broker	2,779,584	-

Cash and cash equivalents on deposit with affiliate	1,073,391	4,850,088
Cash on deposit with bank	328,574	67,326
Interest receivable	645	1,197
Receivable from US bank	13,514	17,890

Total Assets	$4,195,708	$4,936,501

Liabilities and Capital

Liabilities:
Equity in commodity Trading accounts:
Net unrealized loss on open contracts	$73,575	$-
Accrued commissions	10,744	10,101
Accrued management fees	6,198	-
Accrued incentive fees	853	-
Accrued operating expenses	90,554	189,019
Accrued offering expenses	3,881	8,786
Redemptions payable-Trading	19,377	570,896
Distribution payable - Non-Trading	13,514	17,890
Total liabilities	218,696	796,692

Capital:
Unitholders’ capital (Trading):
Beneficial owners Class A (69,233 and 82,359 units outstanding at June 30, 2017 and December 31, 2016, respectively)	3,063,218	4,064,794
Class B (2,926 and 839 units outstanding at June 30, 2017 and December 31, 2016, respectively)	153,497	48,612
Class C (0 and 0 units outstanding at June 30, 2017 and December 31, 2016, respectively)	-	-
Class D (0 and 0 units outstanding at June 30, 2017 and December 31, 2016, respectively)	-	-
Managing owner (535 Class A units outstanding at June 30, 2017 and December 31, 2016 respectively)	23,672	26,403

Total unitholders’ capital	3,240,387	4,139,809

Non-Controlling Interests	736,625	-

Total Capital	3,977,012	4,139,809

Total Liabilities and Capital	$4,195,708	$4,936,501

Net asset value per unit:
Trading:
Class A	$44.25	$49.35
Class B	$52.46	$57.94

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Condensed Consolidated Schedule of Investments

	June 30, 2017		December 31, 2016
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	0.24%	$9,439	0.00%	$-
Currency	0.32%	12,730	0.00%	-
Energy	0.12%	4,640	0.00%	-
Indices	-0.04%	(1,565)	0.00%	-
Interest rates	-0.28%	(11,050)	0.00%	-

Total long positions on open contracts		$14,194		$-

Short Positions
Futures Positions
Agriculture	-0.12%	$(4,829)	0.00%	$-
Currency	0.22%	8,631	0.00%	-
Energy	-1.55%	(61,741)	0.00%	-
Indices	0.15%	6,090	0.00%	-
Interest rates	0.47%	18,652	0.00%	-
Metals	0.19%	7,520	0.00%	-

Total short positions on open contracts		$(25,677)		$-

Total net unrealized loss on open contracts		$(11,483)		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Net gain (loss) on trading of commodity contracts:
Net realized gain (loss) on closed positions	$(310,200)	$(304,076)	$(209,497)	$299,666
Net change in unrealized gain (loss) on open positions	30,227	364,481	(11,483)	366,289
Net foreign currency transaction gain (loss)	2,912	(4,359)	2,374	28,277
Total Trading gain (loss)	(277,061)	56,046	(218,606)	694,232

Net investment income (loss):
Interest income	6,467	4,005	10,018	7,919
Total net investment income (loss)	6,467	4,005	10,018	7,919

Expenses:
Commissions - Class A	40,025	73,233	85,689	144,742
Commissions - Class B	460	403	651	775
Commissions - Non-controlling interests	17,606	719	20,610	1,395
Management fees	21,096	43,937	39,957	91,111
Incentive fees	853	26,279	1,657	64,514
Ongoing offering expenses	8,488	9,225	14,656	18,700
Operating expenses	65,600	82,500	127,600	165,876
Total expenses	154,128	236,296	290,820	487,113

Trading income (loss)	(424,722)	(176,245)	(499,408)	215,038

Less: Operations attributed to non-controlling interests	(89,959)	461	(100,374)	6,510

Net income (loss) attributable to unitholders	$(334,763)	$(176,706)	$(399,034)	$208,528

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statement of Changes in Capital
For the six months ended June 30, 2017
UNAUDITED

Unitholders’ Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B
	Units	Dollars	Units	Dollars

Balances at December 31, 2016	82,359	$4,064,794	839	$48,612
Trading income (loss)	-	(392,551)	-	(3,752)
Transfers from Class A to Class B	(2,947)	(131,659)	2,491	131,659
Unitholders’ redemptions	(10,179)	(477,366)	(404)	(23,022)
Balances at June 30, 2017	69,233	$3,063,218	2,926	$153,497

Unitholders’ Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders’ Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2016	535	$26,403	83,733	$4,139,809	-	$-
Trading income (loss)	-	(2,731)	-	(399,034)	-	(100,374)
Contributions – non-controlling interests	-	-	-	-	-	836,999
Transfers from Class A to Class B	-	-	(456)	-	-	-
Unitholders’ redemptions	-	-	(10,583)	(500,388)	-	-
Balances at June 30, 2017	535	$23,672	72,694	$3,240,387	-	$736,625

Total Capital at June 30, 2017						$3,977,012

	Unitholders’	Unitholders’
	Capital	Capital
	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2016	$49.35	$57.94
Net change per unit	(5.10)	(5.48)
Net asset value per unit at June 30, 2017	$44.25	$52.46

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of June 30, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”), Degraves Capital Management PTY (“DCM”) and Prolific Capital Markets, LLC (“PCM”), pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2017, prior to quarter-end reallocation, RCM was managing 13.40%, Claughton 14.28%, DCM 10.72% and PCM 30.79% of the Trust’s unitholders’ capital, respectively.  Approximately 30.81% of the Trust’s unitholders’ capital was not allocated to any Trading Advisor.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the three and six month periods ended June 30, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $4,465, $5,572, $2,122 and $4,236, respectively.

On October 6, 2010, the Managing Owner appointed Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of June 30, 2017, Wells held approximately $1,073,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  For the three and six month periods ended June 30, 2017 and 2016, OIS had paid or accrued to pay interest to the Trust of $2,002, $4,446, $1,893 and $3,683 of interest income, respectively.

As of June 30, 2017, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $13,514 and $17,890 as of June 30, 2017 and December 31, 2016, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

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

(b)         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust, its wholly-owned subsidiary: the RPM Series (effective January 23, 2017); the RPM Series’ wholly-owned subsidiary: OASIS Prolific Capital Markets Series; and the RPM Series’ controlling and majority equity interests in the OASIS Revolution Capital Mgmt Series, OASIS Claughton Capital Series and OASIS Degraves Capital Mgmt PTY Series.  All material intercompany transactions have been eliminated upon consolidation.

Interests in such series of RJ OASIS not wholly-owned by the Trust are shown separately in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Capital as non-controlling interests. Operations attributed to non-controlling interests are reflected as a deduction in arriving at net income (loss) attributable to unitholders in the Consolidated Statements of Operations.

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

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed OIS, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of June 30, 2017, Wells held approximately $1,073,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Pursuant to its Advisory Agreement, each Trading Advisor may also receive from the relevant series’ Trading Company a quarterly incentive fee ranging from 15% to 25% of the “New Trading Profit,” if any, of the Trust.  The incentive fee is based on the performance of each Trading Advisor’s portion of the assets allocated to them.  New Trading Profit in any quarter is equal to the “Trading Profit” for such quarter that is in excess of the highest level of such cumulative trading profit as of any previous calendar quarter-end.  Trading Profit is calculated by including realized and unrealized profits and losses, excluding interest income, and deducting the management fee and brokerage fee.

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

Net trading results from derivatives for the three and six month periods ended June 30, 2017 and 2016, respectively, are reflected in the consolidated statements of operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of June 30, 2017 and December 31, 2016, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of June 30, 2017 and December 31, 2016, respectively, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Net unrealized gain on open contracts:
Futures positions	$62,092	$-	$-	$62,092
	62,092	-	-	62,092
Liabilities
Net unrealized loss on open contracts:
Futures positions	(73,575)	-	-	(73,575)
	(73,575)	-	-	(73,575)

Total fair value	$(11,483)	$-	$-	$(11,483)

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

(2)  As of June 30, 2017, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of 0.35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8)         Financial Highlights
The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and six month periods ended June 30, 2017, and 2016, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  No financial highlights per share operating performance has been presented for Class C units for the three and six month periods ended June 30, 2017 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.  As of June 30, 2017, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Per share operating performance:
Net asset value of Trading units, beginning of period	$48.56	$61.52	$57.30	$71.14	$49.35	$58.09	$57.94	$66.84
Total Trading income (loss):
Trading gain (loss)	(2.71)	0.57	(3.22)	0.67	(1.91)	6.20	(2.28)	7.15
Investment income	0.07	0.04	0.09	0.04	0.10	0.07	0.12	0.08
Expenses	(1.67)	(2.20)	(1.71)	(2.20)	(3.29)	(4.43)	(3.32)	(4.42)
Trading income (loss)	(4.31)	(1.59)	(4.84)	(1.49)	(5.10)	1.84	(5.48)	2.81
Net asset value of Trading units, end of period	$44.25	$59.93	$52.46	$69.65	$44.25	$59.93	$52.46	$69.65

Total return:
Total return before incentive fees	(8.89%)	(2.17%)	(8.43%)	(1.68%)	(10.35%)	4.15%	(9.45%)	5.19%
Less incentive fee allocations	0.00%	(0.41%)	0.00%	(0.41%)	0.00%	(0.98%)	0.00%	(0.98%)
Total return	(8.89%)	(2.58%)	(8.43%)	(2.09%)	(10.35%)	3.17%	(9.45%)	4.21%

Ratios to average net assets:
Trading income (loss)	(9.92%)	(2.80%)	(3.51%)	(2.47%)	(10.92%)	3.20%	(5.81%)	4.18%
Expenses:
Expenses, less incentive fees	(3.72%)	(3.31%)	(2.42%)	(2.81%)	(7.05%)	(6.46%)	(4.83%)	(5.46%)
Incentive fees	0.00%	(0.41%)	0.00%	(0.41%)	0.00%	(0.98%)	0.00%	(0.98%)
Total expenses	(3.72%)	(3.72%)	(2.42%)	(3.22%)	(7.05%)	(7.44%)	(4.83%)	(6.44%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and six month periods ended June 30, 2017 and 2016, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

(9)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained OIS (formerly, RJO Investment Management, LLC) an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by OIS are held in segregated accounts in custody at Wells.  OIS is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, OIS agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with OIS and the current interest rate environment.  As of June 30, 2017, the Trust’s deposits held by OIS consisted of cash of $1,073,000.  Since August 1, 2014, OIS continues to waive its advisory fee.

(10)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of June 30, 2017
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$9,650	$(5,040)	$4,610
Currency	21,361	-	21,361
Energy	-	(57,101)	(57,101)
Indices	6,690	(2,165)	4,525
Interest rates	11,777	(4,175)	7,602
Metals	7,520	-	7,520
	$56,998	$(68,481)	$(11,483)

As of December 31, 2016, the Trust held no assets or liabilities reported at fair value.  The above reported fair values are included in equity in commodity trading accounts – net unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the consolidated statement of financial condition as of June 30, 2017.

Trading gain (loss) for the following periods:

	Six Months Ended June 30,
Type of Futures Contracts	2017	2016
Agriculture	$(8,634)	$134,516
Currency	113,816	63,370
Energy	(300,578)	(64,464)
Indices	362,145	(9,103)
Interest rates	(332,940)	541,312
Metals	(52,415)	28,601
	$(218,606)	$694,232

	Three Months Ended June 30,
Type of Futures Contracts	2017	2016
Agriculture	$(15,441)	$163,133
Currency	105,845	8,489
Energy	(150,546)	(165,325)
Indices	(14,564)	(297,904)
Interest rates	(147,750)	330,221
Metals	(54,605)	17,432
	$(277,061)	$56,046

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of June 30, 2017 and December 31, 2016:

	Offsetting of Derivative Assets

	As of June 30, 2017			As of December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition

Description

Futures and forward contracts	$71,223	$(9,131)	$62,092	$-	$-	$-

	$71,223	$(9,131)	$62,092	$-	$-	$-

	Derivative Assets and Collateral Held by Counterparty

	As of June 30, 2017				As of December 31, 2016
	Net Amount of Assets in the Statement of Financial Condition				Net Amount of Assets in the Statement of Financial Condition
Individual Trading Companies (with derivative assets and collateral held by RJO)		Gross Amounts Not Offset in the Statement of Financial Condition				Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Collateral Received	Net Amount		Financial Instruments	Cash Collateral Received	Net Amount

OASIS Claughton, LLC	$62,092	$-	$-	$62,092	$-	$-	$-	$-

	$62,092	$-	$-	$62,092	$-	$-	$-	$-

	Offsetting of Derivative Liabilities

	As of June 30, 2017			As of December 31, 2016
			Net Amounts of Liabilities Presented in the Statement of Financial Condition			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition

Description

Futures and forward contracts	$82,706	$(9,131)	$73,575	$-	$-	$-

	$82,706	$(9,131)	$73,575	$-	$-	$-

	Derivative Liabilities and Collateral Pledged by Counterparty

	As of June 30, 2017				As of December 31, 2016
	Net Amount of Liabilities in the Statement of Financial Condition				Net Amount of Liabilities in the Statement of Financial Condition
Individual Trading Companies (with derivative liabilities and collateral held by RJO)		Gross Amounts Not Offset in the Statement of Financial Condition				Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments	Cash Deposits Held by Broker	Net Amount		Financial Instruments	Cash Deposits Held by Broker	Net Amount

OASIS RCM, LLC	$73,575	$(73,575)	$-	$-	$-	$-	$-	$-

	$73,575	$(73,575)	$-	$-	$-	$-	$-	$-

(12)       Subsequent Events

As of August 1, 2017, the Trust allocated additional assets to the OASIS RPM Series.  The amount allocated to the OASIS RPM Evolving CTA Series was $266,667.  The OASIS RPM Series in turn, as of August 1, 2017, rebalanced and partially redeemed out of the OASIS Claughton Capital Series  (managed by Claughton) and after month-end reallocation in turn subscribed to allocate those funds to the OASIS RCM Series (managed by RCM).  The amount redeemed out of the OASIS Claughton Series was $66,666 and the amount allocated to the OASIS RCM Series was $333,333 after the month-end reallocation.

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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of June 30, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”), Degraves Capital Management PTY (“DCM”) and Prolific Capital Markets, LLC (“PCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of June 30, 2017, prior to quarter-end reallocation, RCM was managing 13.40%, Claughton 14.28%, DCM 10.72% and PCM 30.79% of the Trust’s unitholders’ capital, respectively.  Approximately 30.81% of the Trust’s unitholders’ capital was not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregating $13,514 and $17,890, as of June 30, 2017 and December 31, 2016, respectively, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the six month period ended June 30, 2017, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners, and 2,947 Class A units were converted to 2,491 Class B units.  The Managing Owner did not purchase any units during this time.  For the six month period ended June 30, 2017, the Beneficial Owners redeemed a total of 10,583 units for $500,388.  For the six month period ended June 30, 2017, the Beneficial Owners redeemed a total of 10,179 Class A units for $477,366 and 404 Class B units for $23,022.  No Class C or Class D units were redeemed by the Beneficial Owners during this period.  The Managing Owner did not redeem any units during the six month period ended June 30, 2017.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of June 30, 2017, the market sectors where the Trust maintained an investment having the highest exposure were: Currencies having a net value of $21,361, Interest Rates having a net value of $7,602, Metals having a net value of $7,520, Agricultural having a net value of $4,610, Indices having a net value of $4,525 and Energy having a net value of $(57,101).  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the six month period ended June 30, 2017, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three and six month periods ended June 30, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $4,465, $5,572, $2,122 and $4,236, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets, which are managed by the cash manager, are held by Wells as custodian.  As of June 30, 2017, Wells held approximately $1,073,000 of the Trust’s assets.  For the three and six month periods ended June 30, 2017 and 2016, the assets held in this account earned $2,002, $4,446, $1,893 and $3,683, of interest income, respectively.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s unitholders’ capital was allocated to different combinations of Trading Advisors over time.  As of June 30, 2017, trading decisions for the Trust have been delegated to four independent Trading Advisors:  RCM, Claughton, DCM and PCM.

The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended June 30, 2017

The Trust posted a loss of $(331,674) or $(4.31) per trading unit for Class A units and a loss of $(3,089) or $(4.84) for Class B units.  There were no Class C units held during the quarter ended June 30, 2017 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of June 30, 2017, Class A units have lost 45.91% since their first issuance in June 1997.  Class B units have lost 56.06% since their first issuance in January 2009.

As of June 30, 2017, the Trust’s unitholders’ capital was indirectly allocated to the following Trading Advisors as follows:   RCM (13.40%), Claughton (14.28%), DCM (10.72%) and PCM (30.79%), with the remaining percentage allocated to cash.

In the first half of April 2017, geopolitical risks (U.S. bombing in Syria and saber-rattling in North Korea), disappointing earnings, dovish statements from the Federal Reserve (“Fed”), renewed Euro angst ahead of the French presidential election, and rapidly weakening U.S. macro data, rattled markets driving stocks lower and safe haven assets including bonds, gold, the Japanese yen, U.S. dollar, and VIX higher.  Except for fixed income, basically, all trends seen in the previous month went into reverse.  In the second half of the month, following the as-expected outcome of the first round in the French election, a relief rally swept through risky assets, whereas safe havens lost ground, e.g. the VIX dropped below 11, i.e., a level that has not been seen since 2008, just before the global financial crisis.  In commodities, crude oil performed a similar wild ride with U.S. inventory data putting pressure on prices in the second half of the month, thus, almost completely reversing the recent rally there.  In soft commodities, meat prices were up significantly last month due to increased demand from Asia.

In May 2017, markets focused on a farrago of themes, though without generating any significant trends.  In financial markets, bond yields moved lower and the U.S. dollar weakened amid meek U.S. inflation data, disappointing sales and housing figures, and a relatively dovish Fed.  In equities, indices moved higher on the back of Macron’s victory over Le Pen in the French presidential election and receding concerns about the ability of the U.S. administration to push through its pro-growth agenda.  However, mid-month, mounting political turmoil in Washington, culminating in claims that President Trump had attempted to interfere in an FBI investigation, fueled an intense yet short-lived wave of risk aversion across global markets.  Indices slumped, the VIX spiked; the dollar and yields accelerated their slides.  In commodities, in the first half of the month, crude rallied as inventories declined more-than-expected only to fall back again in the second half after  the Organization of Petroleum Exporting Countries (“OPEC”) failed to beat participants’ expectations regarding production cuts.  Elsewhere, gold rebounded forcefully in wake of the mid-month flight-to-safety whereas supply-driven meat markets kept pressure on prices.

During June 2017 the difficult trading environment continued.  The first half was characterized by quiet yet indecisive market action with bond yields and currencies hardly moving at all.  Stock indices hovered around record levels supported by expectations of continued low interest rates, unfazed by the hung parliament in the UK, but held back by Qatar tensions and sharply dropping oil prices amid rising U.S. inventories.  In the second half, however, central bankers’ comments shook markets.  Mid-month, the Federal Open Market Committee (“FOMC”) raised rates for the second time this year (expected) confirming its forecast for another hike this year and three more in 2018, however, downplaying dropping core inflation and other weaker-than-expected data as transitory.  Other central banks also delivered an unexpected hawkish stance, e.g. the Bank of England revealed that three of eight Monetary Policy Committee members had voted for an immediate rate rise while the Bank of Canada hinted that it could raise rates earlier than expected.  At month-end, the attitude was topped off by upbeat remarks from Mario Draghi at the European Central Bank’s (“ECB”) annual conference fueling speculations about a taper, which triggered strong reactions from financial markets: yields jumped, equities sold off, and the U.S. dollar touched an 8-month low against a basket of rivals.  Meanwhile, oil prices rallied for seven days straight on lower U.S. gasoline inventories and lower rig count for the first time since January.

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

As of June 30, 2016, the Trust’s unitholders’ capital was indirectly allocated to the following Trading Advisors as follows:   RCM (18.08%), PGR (25.35%), ROW (12.40%), TWC (4.68%), Claughton (6.33%), and DCM (5.52%), with the remaining percentage allocated to cash.

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

In June 2016, the BREXIT vote sent shockwaves through the financial system and the month was quite volatile.  Initially an abysmal U.S. jobs report followed by dovish comments from the Fed, which left interest rates unchanged, set the tone for an overall bearish market environment.  That is, the U.S. dollar and the British pound dropped, especially against the Japanese yen, and global equity and commodity prices came under pressure.  Gold prices jumped and a wave of risk aversion drove core government bond yields in Europe and Japan to fresh record lows, with the 10-year Bund yield entering negative territory for the first time.  Then, for a short while, risk appetite returned with a vengeance as opinion polls in the UK showed that momentum for the BREXIT “Leave Campaign” had stalled.  Nearly all of the abovementioned trends reversed, in whole or in part.  On June 24, 2016, the UK voted by a small 4% majority to leave the European Union.  The result sent shockwaves through the financial system.  Equities and sterling plunged, bonds and precious metals rallied, and the VIX spiked.  Towards month-end, markets had stabilized somewhat with equity markets recouping some of the previous losses.

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

As of March 31, 2017, the Trust’s unitholders’ capital was indirectly allocated to the following Trading Advisors as follows:   RCM (44.56%), Claughton (9.64%) and DCM (8.63%), with the remaining percentage allocated to cash.

During the month of January, the newly inaugurated U.S. President’s approach to governing failed to reassure the markets about his chances of delivering on the fiscal stimulus promises that drove asset prices recently.  Notably, the S&P 500 and 10-year Treasury yields have barely changed and the VIX has stayed on very low levels.  The U.S. dollar also lost against other major currencies during the month.  This is quite a change in market sentiment compared to the end of 2016.  In the Eurozone, fear of protectionism drove inflation expectations higher, which affected the bond markets negatively.  In energy, most prices fell back somewhat on concerns over the impact of President Trump’s policy on the industry as well as concerns of increased output from U.S. shale oil producers after the OPEC/non-OPEC agreement to curb global production.

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

In the beginning of March, the U.S. dollar strengthened, equities rallied, and bond yields jumped due to a series of stronger-than-expected economic data, rising inflation figures, and increased expectations for another Fed hike.  Then, however, these trends went into reverse so that ultimately indices were hardly changed at all at month-end, except for European equities.  In FX, the dollar sank after the Fed had followed through with raising its target rate by another 25bps but failing to meet expectations that it would signal more aggressive action going forward.  Elsewhere in currencies, sterling remained choppy after the UK officially triggered Brexit.  In fixed income, bonds rallied after the rather dovish Fed statement and weaker-than-expected US data in the second half of the month such as existing home sales and initial jobless claims.  In equities, markets turned lower after Trump’s crucial healthcare plan did not even make it to the vote.  In commodities, crude oil suffered its biggest drop in over a year after the U.S. Energy Information Administration report, in the beginning of the month, showed an unexpected surge in inventories to new record highs.  However, towards month-end, this move reversed almost as forcefully as inventories had climbed less than analysts had foreseen.  Elsewhere, prices in agricultures continued to fall on record harvest news.

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

As of March 31, 2016, the Trust’s unitholders’ capital was indirectly allocated to the following Trading Advisors as follows:   RCM (19.66%), PGR (17.91%), ROW (18.16%), TWC (4.66%), Claughton (5.31%) and DCM (4.71%), with the remaining percentage allocated to cash.

In January, market action was almost solely driven by deteriorating investor sentiment fueled by the oil glut and concerns about China’s slowing economy.  After the first historic Fed rate hike in seven years, the U.S. dollar remained historically strong in anticipation of further rate increases.  The U.S. dollar strength has put pressure on dollar-linked currencies such as the Chinese renminbi and the Hong Kong dollar.  The dollar-pegged currencies of the Gulf States have also been under pressure as the oil glut has been eroding their petrodollar income.  Free-floating currencies of other commodity producing emerging countries like Brazil, South Africa, and Russia have been in free fall.  Equities and developed fixed income yields have fallen in tandem with crude oil.  Bearish equity and commodity markets only found some solid ground at the end of the month.  The reversal was induced by central banks’ comments starting with the speech of the ECB Mario Draghi expressing that ECB has further tools to push inflation up close to target.  ECB’s effort to calm the markets was further supported by its U.S. counterpart’s comment indicating a rate hike at the March Federal Open Market Committee meeting as less likely.  At the end of the month, oil bulls could take a breather as oil prices rebounded some 25% from a 14-year low on speculation that Russia may cooperate in production cuts with the OPEC.  However, this speculation was later downplayed by comments from the Saudis.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust, at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at June 30, 2017.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the twelve-month periods ending June 30, 2017, 2016 and 2015, respectively,  were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the second quarter of 2017:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
April	2,739	-	-	$45.03	$53.22	$-
May	1,882	-	-	$44.67	$52.87	$-
June	439	-	-	$44.25	$52.46	$-

Total	5,060	-	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated as of April 1, 2015. (3)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

Date:       August 11, 2017

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer