Form 10-Q
period 2017-09-30
RJO GLOBAL TRUST
filed 2017-11-13
CIK 1027099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Financial Condition

Assets
	September 30,	December 31,
	2017	2016
	UNAUDITED

Assets:
Equity in commodity Trading accounts:
Cash on deposit with broker	$2,476,056	$-
Net Unrealized gain on open contracts	96,744	-
Total due from broker	2,572,800	-

Cash and cash equivalents on deposit with affiliate	777,461	4,850,088
Cash on deposit with bank	411,405	67,326
Interest receivable	499	1,197
Receivable from US bank	-	17,890

Total Assets	$3,762,165	$4,936,501

Liabilities and Unitholders’ Capital

Liabilities:
Equity in commodity Trading accounts:
Accrued commissions	$9,303	$10,101
Accrued management fees	6,948	-
Accrued incentive fees	1,957	-
Accrued operating expenses	120,879	189,019
Accrued offering expenses	12,761	8,786
Redemptions payable-Trading	48,432	570,896
Distribution payable - Non-Trading	-	17,890
Total liabilities	200,280	796,692

Unitholders’ capital:
Unitholders’ capital (Trading):
Beneficial owners Class A (65,977 and 82,359 units outstanding at September 30, 2017 and December 31, 2016, respectively)	2,658,064	4,064,794
Class B (3,313 and 839 units outstanding at September 30, 2017 and December 31, 2016, respectively)	159,051	48,612
Class C (0 and 0 units outstanding at September 30, 2017 and December 31, 2016, respectively)	-	-
Class D (0 and 0 units outstanding at September 30, 2017 and December 31, 2016, respectively)	-	-
Managing owner (535 Class A units outstanding at September 30, 2017 and December 31, 2016, respectively)	21,556	26,403

Total unitholders’ capital	2,838,671	4,139,809

Non-Controlling Interests	723,214	-

Total Capital	3,561,885	4,139,809

Total Liabilities and Unitholders’ Capital	$3,762,165	$4,936,501

Net asset value per unit:
Trading:
Class A	$40.29	$49.35
Class B	$48.01	$57.94

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Condensed Consolidated Schedule of Investments

	September 30, 2017		December 31, 2016
	Percentage of		Percentage of
	Net Assets	Fair value	Net Assets	Fair value
	UNAUDITED
Long Positions
Futures Positions
Agriculture	0.13%	$4,471	0.00%	$-
Currency	-0.16%	(5,835)	0.00%	-
Energy	0.10%	3,470	0.00%	-
Indices	1.11%	39,419	0.00%	-
Interest rates	-0.03%	(1,145)	0.00%	-
Metals	0.02%	560	0.00%	-

Total long positions on open contracts		$40,940		$-

Short Positions
Futures Positions
Agriculture	0.18%	$6,540	0.00%	$-
Currency	0.27%	9,652	0.00%	-
Energy	0.00%	60	0.00%	-
Indices	0.17%	6,105	0.00%	-
Interest rates	0.55%	19,562	0.00%	-
Metals	0.39%	13,885	0.00%	-

Total short positions on open contracts		$55,804		$-

Total net unrealized gain on open contracts		$96,744		$-

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
Trading gain (loss):
Net gain (loss) on trading of commodity contracts:
Net realized gain (loss) on closed positions	$(237,625)	$55,134	$(447,124)	$354,800
Net change in unrealized gain (loss) on open positions	108,226	(185,253)	96,744	181,036
Net foreign currency transaction gain	3,731	3,280	6,106	31,557
Total trading gain (loss)	(125,668)	(126,839)	(344,274)	567,393

Net investment income:
Interest income	7,673	3,388	17,693	11,307
Total net investment income	7,673	3,388	17,693	11,307

Expenses:
Commissions - Class A	70,974	65,566	156,664	210,308
Commissions - Class B	3,396	350	4,047	1,125
Commissions - Non-controlling interests	18,147	754	38,759	2,149
Management fees	20,834	37,524	60,792	128,635
Incentive fees	1,957	8,994	3,613	73,508
Ongoing offering expenses	8,880	6,824	23,536	25,524
Operating expenses	73,800	82,500	201,400	248,376
Total expenses	197,988	202,512	488,811	689,625

Trading loss	(315,983)	(325,963)	(815,392)	(110,925)

Less: Operations attributed to non-controlling interests	(32,640)	(1,331)	(133,014)	5,179

Net loss attributable to unitholders	$(283,343)	$(324,632)	$(682,378)	$(116,104)
See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
Consolidated Statement of Changes in Unitholders’ Capital
For the nine months ended September 30, 2017
UNAUDITED

Unitholders' Capital (Trading)	Beneficial Owners - Trading Class A		Beneficial Owners - Trading Class B
	Units	Dollars	Units	Dollars

Balances at December 31, 2016	82,359	$4,064,794	839	$48,612
Trading income (loss)	-	(658,415)	-	(19,116)
Unitholders' contributions	261	10,490	13	639
Transfers from Class A to Class B	(3,612)	(161,059)	3,051	161,059
Unitholders' redemptions	(13,031)	(597,746)	(590)	(32,143)
Balances at September 30, 2017	65,977	$2,658,064	3,313	$159,051

Unitholders’ Capital (Trading)	Managing Owners - Trading Class A		Total Unitholders’ Capital - Trading		Non-Controlling Interests
	Units	Dollars	Units	Dollars	Units	Dollars

Balances at December 31, 2016	535	$26,403	83,733	$4,139,809	-	$-
Trading income (loss)	-	(4,847)	-	(682,378)	-	(133,014)
Unitholders’ contributions	-	-	274	11,129	-	1,049,499
Transfers from Class A to Class B	-	-	(561)	-	-	-
Unitholders’ redemptions	-	-	(13,621)	(629,889)	-	(193,271)
Balances at September 30, 2017	535	$21,556	69,825	$2,838,671	-	$723,214

Total Unitholders Capital at September 30, 2017						$3,561,885

	Unitholders’	Unitholders’
	Capital	Capital
	Trading Class A	Trading Class B
Net asset value per unit at December 31, 2016	$49.35	$57.94
Net change per unit	(9.06)	(9.93)
Net asset value per unit at September 30, 2017	$40.29	$48.01

See accompanying notes to consolidated financial statements.

RJO GLOBAL TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of September 30, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”), Degraves Capital Management PTY (“DCM”) and Prolific Capital Markets, LLC (“PCM”), pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM had delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2017, prior to quarter-end reallocation, RCM was managing 23.02%, Claughton 9.80%, DCM 12.92% and PCM 30.98% of the Trust’s unitholders’ capital, respectively.  Approximately 23.28% of the Trust’s unitholders’ capital was not allocated to any Trading Advisor.

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

A portion of the Trust’s net assets are deposited in the Trust’s accounts with RJO, the Trust’s clearing broker and currency dealer.  For U.S. dollar deposits, 100% of interest earned on the Trust’s assets, calculated by the average four-week Treasury bill rate, is paid to the Trust.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the Trust are retained by RJO.  For the three and nine month periods ended September 30, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $5,889, 10,335, 1,939, and 6,175, respectively.

On October 6, 2010, the Managing Owner appointed Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells Fargo Bank, N.A. (“Wells”).  As of September 30, 2017, Wells held approximately $778,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.  For the three and nine month periods ended September 30, 2017 and 2016, OIS had paid or accrued to pay interest to the Trust of $1,784, $7,358, $1,449 and $5,132 of interest income, respectively.

As of September 30, 2017, accounting and transfer agency services for the Trust are provided by NAV Consulting, Inc., the Trust’s administrator.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregated $17,890 as of December 31, 2016, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.  On September 29, 2017, US Bank distributed the final distribution in the amount of $11,129 to the Trust as of the Reserve Termination Date.  Units were assigned to investors in September 2017 based on the ending NAV as of September 30, 2017.

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

Interests in such series of RJ OASIS not wholly-owned by the Trust are shown separately in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Unitholders’ Capital as non-controlling interests. Operations attributed to non-controlling interests are reflected as a deduction in arriving at net loss attributable to unitholders in the Consolidated Statements of Operations.

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

The Trust may write (sell) and purchase exchange listed options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.  When the Trust writes an option, the premium received is recorded as a liability in the Consolidated Statements of Financial Condition and measured at fair value daily.  When the Trust purchases an option, the premium paid is recorded as an asset in the Consolidated Statements of Financial Condition and measured at fair value daily.  Realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the consolidated statements of operations.  When a written option expires or the Trust enters into a closing purchase transaction, the difference between the net premium received and any amount paid at expiration or on executing a closing purchase transaction, including commission, is recognized as a component of realized gain (loss) on closed positions.  When a purchased option is exercised, the proceeds on the sale of an underlying instrument (for a purchased put option), or the purchase cost of an underlying instrument (for a purchased call option) is adjusted by the amount of the premium paid.

For each series of RJ OASIS in which the Trust invests, that portion of the Trust’s net assets are deposited into an account of the relevant Trading Company held at RJO,  the clearing broker and currency dealer for each Trading Company.  For U.S. dollar deposits, 100% of interest earned on the series’ assets, calculated by the average four-week Treasury bill rate, is paid to the series.  For non-U.S. dollar deposits, the current rate of interest is equal to a rate of one-month LIBOR less 100 basis points.  Any amounts received by RJO in excess of amounts paid to the series are retained by RJO.  On October 6, 2010, the Managing Owner appointed OIS, an affiliate of the Managing Owner, to manage the Trust’s cash deposited with Wells.  As of September 30, 2017, Wells held approximately $777,000 of the Trust’s assets.  To the extent excess cash is not invested in securities, such cash will be subject to the creditworthiness of the institution where such funds are deposited.

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

Net trading results from derivatives for the three and nine month periods ended September 30, 2017 and 2016, respectively, are reflected in the Consolidated Statements of Operations and are equal to the gain or loss from trading less brokerage commissions.  Such trading results reflect the net gain or loss arising from the Trust’s speculative trading of futures contracts, options and forward contracts through its indirect investment with the Trading Companies.

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

          Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  This category includes forward currency contracts, options on forward currency contracts and fixed income securities that are valued using models or other valuation methodologies derived from observable market data.  As of September 30, 2017 and December 31, 2016, respectively, the Trust did not have any Level 2 assets or liabilities.

          Level 3 inputs are unobservable inputs for an asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of September 30, 2017 and December 31, 2016, respectively, the Trust did not have any Level 3 assets or liabilities.

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

The following table presents the Trust’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Net unrealized gain on open contracts:
Futures positions	$96,744	$-	$-	$96,744

Total fair value	$96,744	$-	$-	$96,744

December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities
Net unrealized loss on open contracts:
Futures positions	$-	$-	$-	$-

Total fair value	$-	$-	$-	$-

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

(2)  As of September 30, 2017, no Class D units had been sold.

(3)  Class D units may be subject to an initial sales charge of up to 2.00% of the subscription amount upon investment.

(4)  The Class C and Class D units are subject to a wholesaling fee of 0.35% to the Managing Owner to compensate agents who may facilitate distribution of such units.

(5)  Fees are charged as actually incurred.

(8)         Financial Highlights
The following financial highlights show the Trust’s financial performance of the Trading units by class for the three and nine month periods ended September 30, 2017, and 2016, respectively.  Total return is calculated as the change in a theoretical beneficial owner’s investment over the entire period, and is not annualized.  Total return is calculated based on the aggregate return of the Trust’s Trading units taken as a whole.  No financial highlights per share operating performance has been presented for Class C units for the three and nine month periods ended September 30, 2017 and 2016, respectively, since all Class C units were purchased and fully redeemed in January 2015 and no further Class C units have been issued subsequently.  As of September 30, 2017, no Class D units had been sold and, therefore, the Trust’s financial performance with respect to the class D units is not reflected below.

	Class A		Class B		Class A		Class B
	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Per share operating performance:
Net asset value of Trading units, beginning of period	$44.25	$59.93	$52.46	$69.65	$49.35	$58.09	$57.94	$66.84
Total Trading income (loss):
Trading gain (loss)	(1.72)	(1.31)	(2.05)	(1.53)	(3.65)	4.89	(4.33)	5.62
Investment income	0.09	0.04	0.11	0.04	0.20	0.11	0.23	0.12
Expenses	(2.33)	(1.98)	(2.51)	(1.96)	(5.61)	(6.41)	(5.83)	(6.38)
Trading loss	(3.96)	(3.25)	(4.45)	(3.45)	(9.06)	(1.41)	(9.93)	(0.64)
Net asset value of Trading units, end of period	$40.29	$56.68	$48.01	$66.20	$40.29	$56.68	$48.01	$66.20

Total return:
Total return before incentive fees	(8.94%)	(5.28%)	(8.48%)	(4.80%)	(18.37%)	(1.28%)	(17.13%)	0.20%
Less incentive fee allocations	0.00%	(0.15%)	0.00%	(0.15%)	0.00%	(1.15%)	0.00%	(1.15%)
Total return	(8.94%)	(5.43%)	(8.48%)	(4.95%)	(18.37%)	(2.43%)	(17.13%)	(0.95%)

Ratios to average net assets:
Trading loss	(9.19%)	(5.48%)	(8.76%)	(5.03%)	(19.55%)	(1.86%)	(19.08%)	(0.44%)
Expenses:
Expenses, less incentive fees	(5.45%)	(3.24%)	(4.97%)	(2.71%)	(12.20%)	(9.71%)	(11.81%)	(8.16%)
Incentive fees	0.00%	(0.15%)	0.00%	(0.15%)	0.00%	(1.15%)	0.00%	(1.15%)
Total expenses	(5.45%)	(3.39%)	(4.97%)	(2.86%)	(12.20%)	(10.86%)	(11.81%)	(9.31%)

The calculations above do not include activity within the Trust’s Non-Trading Accounts.

The net income and expense ratios are computed based upon the weighted average net assets for the Trust for the three and nine month periods ended September 30, 2017 and 2016, respectively.  The amounts are not annualized.  Total return is calculated for each class of unitholders’ capital taken as a whole.  An individual investor’s return may vary from these returns.

(9)       Cash Management Agreement with Affiliate

On October 6, 2010, the Managing Owner retained OIS (formerly, RJO Investment Management, LLC) an SEC registered investment adviser and an affiliate of the Managing Owner, as cash manager.  The assets managed by OIS are held in segregated accounts in custody at Wells.  OIS is paid an annual fee, currently 0.20% calculated and accrued daily at a rate equal to 1/360 of the principal balance.  As of August 1, 2014, OIS agreed to waive all advisory fees previously charged to the Trust, back to January 1, 2014, in response to a request by the Managing Owner for said rebate.  This request was made due to the decrease in the size of the Trust’s deposit with OIS and the current interest rate environment.  As of September 30, 2017, the Trust’s deposits held by OIS consisted of cash of $777,000.  Since August 1, 2014, OIS continues to waive its advisory fee.

(10)       Derivative Instruments and Hedging Activities

The Trust does not utilize “hedge accounting” and instead “marks-to-market” any derivatives through operations.

Derivatives not designated as hedging instruments:

As of September 30, 2017
	Asset	Liability
Type of	Derivatives	Derivatives	Net
Futures Contracts	Fair Value	Fair Value	Fair Value

Agriculture	$11,634	$(623)	$11,011
Currency	10,112	(6,295)	3,817
Energy	5,427	(1,897)	3,530
Indices	54,259	(8,735)	45,524
Interest rates	18,806	(389)	18,417
Metals	14,445	-	14,445
	$114,683	$(17,939)	$96,744

As of December 31, 2016, the Trust held no assets or liabilities reported at fair value.  The above reported fair values are included in equity in commodity trading accounts – net unrealized gain on open contracts and in purchased options on futures and written options on futures contracts in the Consolidated Statement of Financial Condition as of September 30, 2017.

Trading gain (loss) for the following periods:

	Nine Months Ended September 30,
Type of Futures Contracts	2017	2016
Agriculture	$(155,812)	$222,679
Currency	135,347	(14,698)
Energy	(346,956)	(66,462)
Indices	387,174	115,184
Interest rates	(353,769)	334,005
Metals	(10,258)	(23,315)
	$(344,274)	$567,393

	Three Months Ended September 30,
Type of Futures Contracts	2017	2016
Agriculture	$(147,178)	$88,163
Currency	21,531	(78,068)
Energy	(46,378)	(1,999)
Indices	25,029	124,288
Interest rates	(20,829)	(207,307)
Metals	42,157	(51,916)
	$(125,668)	$(126,839)

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

For financial reporting purposes, the Trust nets its similar derivative assets and liabilities that are subject to netting arrangements in the Consolidated Statements of Financial Condition.  The following tables present the Trust’s derivative assets and liabilities by investment type and by counterparty, net of amounts available for offset under a master netting agreement, along with the related collateral received or pledged by the Trading Companies (cash on deposit with broker) as of September 30, 2017 and December 31, 2016:

Offsetting of Derivative Assets

	As of September 30, 2017			As of December 31, 2016
			Net Amounts			Net Amounts
	Gross	Gross Amounts	of Assets	Gross	Gross Amounts	of Assets
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Assets	Financial Condition	Financial Condition	Assets	Financial Condition	Financial Condition

Futures and forward contracts	$123,136	$(26,392)	$96,744	$-	$-	$-

	$123,136	$(26,392)	$96,744	$-	$-	$-

	Derivative Assets and Collateral Held by Counterparty

	As of September 30, 2017				As of December 31, 2016
	Net Amount of	Gross Amounts Not Offset in the			Net Amount of	Gross Amounts Not Offset in the
	Assets in the	Statement of Financial Condition			Assets in the	Statement of Financial Condition
Individual Trading Companies	Statement of		Cash		Statement of		Cash
(with derivative assets and	Financial	Financial	Collateral	Net	Financial	Financial	Collateral	Net
collateral held by RJO)	Condition	Instruments	Received	Amount	Condition	Instruments	Received	Amount

OASIS RCM, LLC	$4,606	$-	$-	$4,606	$-	$-	$-	$-
OASIS Claughton, LLC	61,505	-	-	61,505	-	-	-	-
OASIS PCM, LLC	30,633	-	-	30,633	-	-	-	-

	$96,744	$-	$-	$96,744	$-	$-	$-	$-

Offsetting of Derivative Liabilities

	As of September 30, 2017			As of December 31, 2016
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Liabilities	Gross	Gross Amounts	Liabilities
	Amounts of	Offset in the	Presented in the	Amounts of	Offset in the	Presented in the
	Recognized	Statement of	Statement of	Recognized	Statement of	Statement of
Description	Liabilities	Financial Condition	Financial Condition	Liabilities	Financial Condition	Financial Condition

Futures and forward contracts	$26,392	$(26,392)	$-	$-	$-	$-

	$26,392	$(26,392)	$-	$-	$-	$-

(12)       Subsequent Events

As of October 1, 2017, the Trust partially redeemed out of the RPM Series and allocated those funds to the cash investment account at Wells to be managed by OIS.  Following the redemption, the RPM Series, in turn, rebalanced and partially redeemed out of the OASIS Revolution Capital Mgmt Series (managed by RCM).  After the month-end reallocation, the amount redeemed out of the OASIS Revolution Capital Mgmt Series was $153,418 and the amount returned back to the Trust and allocated to Wells was $152,026.

On October 20, 2017, in a letter to investors, the Managing Owner of the Trust notified the investors that it has decided to dissolve the Trust and wind up its affairs in accordance with Section 6 of the Trust Agreement.  Unitholders have the option to appoint a person or persons to replace RJOFM as managing owner to continue the business of the Trust, which such appointment must be made by affirmative vote (or an agreement in writing) of more than 50% of the Units (as defined in the Trust Agreement).  If no successor is appointed, then the dissolution of the Trust shall commence 120 days from the date of the notice, on February 17, 2018.

As of November 1, 2017, the Trust partially redeemed out of the RPM Series and allocated those funds to the cash investment account at Wells to be managed by OIS.  Following the redemption, the RPM Series, in turn, rebalanced and partially redeemed out of the OASIS Revolution Capital Mgmt Series (managed by RCM),  OASIS Claughton Capital Series (managed by Claughton), OASIS Degraves Capital Mgmt PTY Series (managed by DCM) and OASIS Prolific Capital Mgmt Series (managed by PCM).  After month-end reallocations, the amounts redeemed out of the OASIS Revolution Capital Mgmt Series, OASIS Claughton Series, OASIS Degraves Capital Mgmt PTY Series and OASIS Prolific Capital Mgmt Series were $209,239, $69,030, $82,479 and $260,879, respectively; and the aggregated amount returned back to the Trust and allocated to Wells was $620,235.

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

The Trust is governed by the Tenth Amended and Restated Declaration and Agreement of Trust dated as of January 31, 2015 (the “Trust Agreement”).

As of September 30, 2017, prior to quarter-end reallocation, RPM has delegated trading decisions for the Trust to four independent Trading Advisors:  Revolution Capital Management, LLC (“RCM”), Claughton Capital, LLC (“Claughton”), Degraves Capital Management PTY (“DCM”) and Prolific Capital Markets, LLC (“PCM”),  pursuant to advisory agreements executed between RJOFM (in its role as managing member of each RJ OASIS series and each Trading Company), and, as applicable, each Trading Company and each Trading Advisor (each, an “Advisory Agreement” and collectively, the “Advisory Agreements”) through its investment in the RPM Series.

Prior to the Trust’s allocation to the RPM Series on January 23, 2017, RPM had delegated trading decisions for the Trust to six  independent Trading Advisors:  RCM, PGR Capital LLP (“PGR”), ROW Asset Management, LLC (“ROW”), Turning Wheel Capital, Inc. (“TWC”), Claughton and DCM.

The Advisory Agreements provide that each Trading Advisor has discretion in and responsibility for the selection of the Trading Company’s commodity transactions with respect to that portion of the series’ assets allocated to it.  As of September 30, 2017, prior to quarter-end reallocation, RCM was managing 23.02%, Claughton 9.80%, DCM 12.92% and PCM 30.98% of the Trust’s unitholders’ capital, respectively.  Approximately 23.28% of the Trust’s unitholders’ capital was not allocated to any Trading Advisor.

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

Accordingly, the LLC/Non-trading unitholders capital accounts were distributed to US Bank on the Termination Date.  Amounts estimated to be due to Participating Owners aggregated $17,890, as of December 31, 2016, are reflected as a distribution payable and a receivable from US Bank in the Consolidated Statements of Financial Condition.  On September 29, 2017, US Bank distributed the final distribution in the amount of $11,129 to the Trust as of the Reserve Termination Date.  Units were assigned to investors in September 2017 based on the ending NAV as of September 30, 2017.

(b)         Capital Resources

The Trust’s capital resources fluctuate based upon the purchase and redemption of units and the gains and losses of the Trust’s trading activities.  For the nine month period ended September 30, 2017, no Class A, no Class B and no Class C, units were purchased by the Beneficial Owners, and 3,612 Class A units were converted to 3,051 Class B units.  The Managing Owner did not purchase any units during this time.  For the nine month period ended September 30, 2017, the Beneficial Owners redeemed a total of 13,621 units for $629,889.  For the nine month period ended September 30, 2017, the Beneficial Owners redeemed a total of 13,031 Class A units for $597,746 and 590 Class B units for $32,143.  No Class C or Class D units were redeemed by the Beneficial Owners during this period.  The Managing Owner did not redeem any units during the nine month period ended September 30, 2017.

The Trust’s involvement in the futures and forward markets exposes the Trust to both market risk — the risk arising from changes in the market value of the futures and forward contracts held by the Trust — and credit risk — the risk that another party to a contract will fail to perform its obligations according to the terms of the contract.  The Trust is exposed to a market risk equal to the value of the futures and forward contracts purchased and theoretically unlimited risk of loss on contracts sold short.  The Trading Advisors monitor their respective Trading Company’s trading activities and attempt to control the Trust’s exposure to market risk by, among other things, refining their respective trading strategies, adjusting position sizes of the Trading Company’s futures and forward contracts and re-allocating Trading Company’s assets to different market sectors.  As of September 30, 2017, the market sectors where the Trust maintained an investment having the highest exposure were: Indices having a net value of $45,524, Interest Rates having a net value of $18,417, Metals having a net value of $14,445, Agricultural having a net value of $11,011,Currencies having a net value of $3,817 and Energy having a net value of $3,530.  The Trust’s primary exposure to credit risk is its exposure to the non-performance of the Trust’s forward currency broker.  The forward currency broker generally enters into forward contracts with large, well-capitalized institutions and then enters into a back-to-back contract with the Trust.  The Trust also may trade on exchanges that do not have associated clearing houses whose credit supports the obligations of its members and that operate as principals markets, in which case the Trust will be exposed to the credit risk of the other party to such trades.

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

During the nine month period ended September 30, 2017, the Trust had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

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

The Trust earns interest on 100% of the Trust’s average daily balances on deposit with RJO during each month at 100% of the average four-week Treasury bill rate for that month in respect of deposits denominated in dollars.  For deposits denominated in other currencies, the Trust earns interest at a rate of one-month LIBOR less 100 basis points.  For the three and nine month periods ended September 30, 2017 and 2016, RJO had paid or accrued to pay interest to the Trust of $5,889, $10,335, $1,938 and $6,175, respectively.

Additionally, effective October 6, 2010, the Managing Owner retained Oasis Investment Strategies LLC (formerly, RJO Investment Management, LLC) (“OIS”), an affiliate of the Managing Owner, to serve as a cash manager to the Trust.  The Trust’s assets, which are managed by the cash manager, are held by Wells as custodian.  As of September 30, 2017, Wells held approximately $777,000 of the Trust’s assets.  For the three and nine month periods ended September 30, 2017 and 2016, the assets held in this account earned $1,784, $7,358, $1,449 and $5,132, of interest income, respectively.

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

Other than risks related to the dissoulution and wind up of the Trust discussed in Note (12) in the notes to the financial statements, there are no known trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Trust's liquidity increasing or decreasing in any material way, and there are no material unused sources of liquid assets.

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

The summaries set forth below outline certain performance factors which may have affected the performance of the Trading Advisors for the periods presented.  During this time, the Trust’s unitholders’ capital was allocated to different combinations of Trading Advisors over time.  As of September 30, 2017, trading decisions for the Trust have been delegated to four independent Trading Advisors:  RCM, Claughton, DCM and PCM.
The performance summaries are an outline description of how the Trust performed in the past, and not necessarily any indication of how it will perform in the future.  Furthermore, the general causes to which certain trends or market movements are attributed may or may not in fact have caused such trends or movements, as opposed to simply having occurred at about the same time.

Fiscal Quarter ended September 30, 2017

The Trust posted a loss of $(267,979) or $(3.96) per trading unit for Class A units and a loss of $(15,364) or $(4.45) for Class B units.  There were no Class C units held during the quarter ended September 30, 2017 (please see Note (2) and Note (9) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of September 30, 2017, Class A units have lost 50.75% since their first issuance in June 1997.  Class B units have lost 59.79% since their first issuance in January 2009.

As of September 30, 2017, the Trust’s assets were indirectly allocated to the following Trading Advisors as follows:   RCM (23.02%), Claughton (9.80%), DCM (12.92%) and PCM (30.98%) with the remaining percentage allocated to cash.

In July 2017, U.S. dollar weakness gained momentum after the Federal Reserve had released unexpectedly dovish comments, acknowledging that inflation remained softer-than-expected.  This stood in stark contrast to other more hawkish central banks, especially the European Central Bank (“ECB”) , which drove the greenback to multi-month lows against its major counterparts.  Renewed optimism that the Federal Reserve (“Fed”) would maintain a gradual path of policy normalization plus a round of robust quarterly earnings as well as better-than-expected U.S. housing and employment statistics helped drive U.S. equity indices to new record highs whereas the stronger euro weighed on European equities.  In fixed income, bond yields moved sideways after last month’s sell-off.  In commodities, recent bearish trends reversed across the board.  In energies, oil prices pulled away from recent lows amid steep declines in U.S. inventories.  In metals, copper prices jumped to the highest level in two years following reports that China could ban imports of scrap metal by the end of next year.  In soft commodities, grain inventory forecasts were cut due to droughts in North America, the EU, and Australia.

In August, market sentiment seesawed between cautious bullishness and straight out anxiety.  Robust earnings and encouraging economic data created tailwinds whereas geopolitical concerns and the continued political chaos in Washington produced headwinds making up for rough seas. In the beginning of the month, stocks continued to march higher, the U.S. dollar regained some strength, and yields climbed off recent lows.  By mid-month, however, simmering worries about the Trump administration’s ability to push through tax reforms and fiscal stimulus measures, culminating in the exodus of US executives from presidential business councils, and increasing US-North Korean tensions, culminating in a ballistic missile flying over Japan, triggered a flight-to-safety, i.e. the VIX spiked, yields and equities tumbled.  Towards month-end, strong data from China and solid economic signals from the US turned market sentiment around once again despite ongoing Korean tensions, i.e. stocks rebounded, the VIX dropped, and the U.S. dollar resumed its slide.  In commodities, gold jumped to a 9-month high as haven assets were snapped up amid investor jitters over North Korea’s missile testing whereas oil prices wobbled around in line with the fluctuations in U.S. inventory data.  In soft commodities, meat prices soared amid growing demand for protein.

September saw major reversals in fixed income, FX, and metals.  Initially though, U.S. dollar weakness continued as markets digested Mario Draghi’s comments about potential plans to scale back the ECB’s quantitative easing (“QE”) program.  Equities were lower and bonds rallied due to continued geopolitical worries, concerns about the economic effects of Hurricane Irma, and much weaker-than-expected jobless claims.  However, in the second week, market sentiment made another U-turn.  For the remainder of the month, equity indices advanced to new record highs amid abating worries over hurricane damage and waning concerns regarding North Korea (despite another missile launch).  Furthermore, the U.S. dollar reached multi-month highs against the yen and the euro and bond yields spiked as comments from Janet Yellen, following stronger-than-expected GDP and CPI data, heightened expectations of another rise in U.S. interest rates before the end of the year.  In commodities, metals reversed forcefully as haven assets came out of favor.  In energies, crude oil rallied amid reports that Organization of Petroleum Exporting Countries (“OPEC”) considers further output cuts.

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

In the first half of April 2017, geopolitical risks (U.S. bombing in Syria and saber-rattling in North Korea), disappointing earnings, dovish statements from the Fed, renewed Euro angst ahead of the French presidential election, and rapidly weakening U.S. macro data, rattled markets driving stocks lower and safe haven assets including bonds, gold, the Japanese yen, U.S. dollar, and VIX higher.  Except for fixed income, basically, all trends seen in the previous month went into reverse.  In the second half of the month, following the as-expected outcome of the first round in the French election, a relief rally swept through risky assets, whereas safe havens lost ground, e.g. the VIX dropped below 11, i.e., a level that has not been seen since 2008, just before the global financial crisis.  In commodities, crude oil performed a similar wild ride with U.S. inventory data putting pressure on prices in the second half of the month, thus, almost completely reversing the recent rally there.  In soft commodities, meat prices were up significantly last month due to increased demand from Asia.

In May 2017, markets focused on a farrago of themes, though without generating any significant trends.  In financial markets, bond yields moved lower and the U.S. dollar weakened amid meek U.S. inflation data, disappointing sales and housing figures, and a relatively dovish Fed.  In equities, indices moved higher on the back of Macron’s victory over Le Pen in the French presidential election and receding concerns about the ability of the U.S. administration to push through its pro-growth agenda.  However, mid-month, mounting political turmoil in Washington, culminating in claims that President Trump had attempted to interfere in an FBI investigation, fueled an intense yet short-lived wave of risk aversion across global markets.  Indices slumped, the VIX spiked; the dollar and yields accelerated their slides.  In commodities, in the first half of the month, crude rallied as inventories declined more-than-expected only to fall back again in the second half after  the OPEC failed to beat participants’ expectations regarding production cuts.  Elsewhere, gold rebounded forcefully in wake of the mid-month flight-to-safety whereas supply-driven meat markets kept pressure on prices.

During June 2017 the difficult trading environment continued.  The first half was characterized by quiet yet indecisive market action with bond yields and currencies hardly moving at all.  Stock indices hovered around record levels supported by expectations of continued low interest rates, unfazed by the hung parliament in the UK, but held back by Qatar tensions and sharply dropping oil prices amid rising U.S. inventories.  In the second half, however, central bankers’ comments shook markets.  Mid-month, the Federal Open Market Committee (“FOMC”) raised rates for the second time this year (expected) confirming its forecast for another hike this year and three more in 2018, however, downplaying dropping core inflation and other weaker-than-expected data as transitory.  Other central banks also delivered an unexpected hawkish stance, e.g. the Bank of England revealed that three of eight Monetary Policy Committee members had voted for an immediate rate rise while the Bank of Canada hinted that it could raise rates earlier than expected.  At month-end, the attitude was topped off by upbeat remarks from Mario Draghi at the ECB annual conference fueling speculations about a taper, which triggered strong reactions from financial markets: yields jumped, equities sold off, and the U.S. dollar touched an 8-month low against a basket of rivals.  Meanwhile, oil prices rallied for seven days straight on lower U.S. gasoline inventories and lower rig count for the first time since January.

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

Fiscal Quarter ended March 31, 2017

The Trust posted a loss of $(63,608) or $(0.79) per trading unit for Class A units and a loss of $(663) or $(0.64) for Class B units.  There were no Class C units held during the quarter ended March 31, 2017 (please see Note (2) and Note (8) in the notes to financial statements for more information with respect to the calculation of net asset value).  As of March 31, 2017, Class A units have lost 40.64% since their first issuance in June 1997.  Class B units have lost 52.01% since their first issuance in January 2009.

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

In the beginning of March, the U.S. dollar strengthened, equities rallied, and bond yields jumped due to a series of stronger-than-expected economic data, rising inflation figures, and increased expectations for another Fed hike.  Then, however, these trends went into reverse so that ultimately indices were hardly changed at all at month-end, except for European equities.  In FX, the dollar sank after the Fed had followed through with raising its target rate by another 25bps but failing to meet expectations that it would signal more aggressive action going forward.  Elsewhere in currencies, sterling remained choppy after the UK officially triggered Brexit.  In fixed income, bonds rallied after the rather dovish Fed statement and weaker-than-expected U.S. data in the second half of the month such as existing home sales and initial jobless claims.  In equities, markets turned lower after Trump’s crucial healthcare plan did not even make it to the vote.  In commodities, crude oil suffered its biggest drop in over a year after the U.S. Energy Information Administration report, in the beginning of the month, showed an unexpected surge in inventories to new record highs.  However, towards month-end, this move reversed almost as forcefully as inventories had climbed less than analysts had foreseen.  Elsewhere, prices in agricultures continued to fall on record harvest news.

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

In February, equities continued to trade in concert with oil prices.  During the first half of the month, market sentiment turned bearish once again amid lingering concerns about global growth, corporate earnings, and stubbornly low inflation.  Equities retreated across the board in tandem with sliding oil prices; the U.S. dollar dropped against all of its major counterparts; gold jumped; the VIX spiked and bonds rallied.  In the second half of the month, stock markets rebounded forcefully as oil prices rallied on news that Saudi Arabia, Russia, and two other producers would agree to a production “freeze.”  Elsewhere in commodities, the rally in gold was halted; in currencies, the U.S. dollar trimmed its losses as Sterling attracted much of the attention with the Brexit exit worries keeping the pound under pressure; in fixed income, however, yields continued lower, especially in Europe and Japan, as inflation figures failed to lift off, fueling expectations for more QE in the near future.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of the management of R.J. O’Brien Fund Management, LLC, the Managing Owner of the Trust, at the time this interim report was filed, the Managing Owner’s Chief Executive Officer (the Trust’s principal executive officer) and Chief Financial Officer (the Trust’s principal financial officer), have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.  The Trust’s disclosure controls and procedures are designed to provide reasonable assurance that information the Trust is required to disclose in the reports that the Trust files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Managing Owner have concluded that the disclosure controls and procedures of the Trust were effective at September 30, 2017.

Changes in Internal Control Over Financial Reporting:  There were no changes in the Trust’s internal control over financial reporting, during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)   All units sold during the twelve-month periods ending September 30, 2017, 2016 and 2015, respectively,  were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

b)   The Trust permits unitholders to redeem units at the end of each month at the net asset value per unit on the redemption date.  The redemption of units has no impact on the net asset value of the units that remain outstanding and units may not be reissued once they are redeemed.

The following table summarizes the redemptions by unitholders during the third quarter of 2017:

	Units Redeemed			Redemption Date NAV per Unit
Month	Class A	Class B	Class C	Class A	Class B	Class C
July	566	19	-	$44.57	$52.94	$-
August	1,249	29	-	$42.73	$50.83	$-
September	1,038	138	-	$40.29	$48.01	$-

Total	2,853	186	-

100% of all subscription proceeds are invested directly into the Trust.

Item 6.  Exhibits

Exhibit
Number	Description of Document

3.01	Tenth Amended and Restated Declaration and Agreement of Trust of the Registrant, dated as of January 31, 2015. (1)

3.02	Restated Certificate of Trust of the Registrant. (2)

10.01	Third Amended and Restated Limited Liability Company Agreement of O’Brien Alternative Strategic Investment Solutions, LLC, dated as of April 1, 2015. (3)

31.01	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer. *

31.02	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer. *

32.01	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. *

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

Date:       November 13, 2017

By:          R.J. O’Brien Fund Management, LLC
Managing Owner

By:          /s/ James A. Gabriele
James A. Gabriele
Principal Financial Officer and duly authorized officer